Form 10-K
period 1993-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1994-02-14
CIK 15511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)

/XX/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1993

                                      OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to ________
                      Commission file number      1-6324


                     BURLINGTON NORTHERN RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)

             Delaware                                  41-6034000
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

3800 Continental Plaza, 777 Main St.
        Fort Worth, Texas                              76102-5384
(Address of principal executive offices)               (Zip Code)

             Registrant's telephone number, including area code:
                                  (817) 333-2000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         -----------------------------------------------------------
  The securities listed below are registered on the New York Stock Exchange.

                              Title of each class
                              -------------------
Burlington Northern Inc.                      Northern Pacific Railway Company
  (Now Burlington Northern Railroad Company)    Prior Lien Railway and Land
  Consolidated Mortgage Bonds                     Grant 4% Bonds, due 1997
  9 1/4 %, Series H, due 2006                   General Lien Railway and Land
  10%, Series J, due 1997                         Grant 3% Bonds, due 2047
  6.55%, Series K, due 2020
  3.80%, Series L, due 2020                   Great Northern Railway Company
  3.20%, Series M, due 2045                     General Mortgage Bonds
  8.15%, Series N, due 2020                       3 1/8%, Series O, due 2000
  6.55%, Series O, due 2020                       2 5/8%, Series Q, due 2010
  8.15%, Series P, due 2020
                                              St. Louis-San Francisco Railway
                                                Company
                                              First Mortgage Bonds, 4%,
                                                Series A, due 1997
                                              Income Debentures, 5%,
                                                Series A, due 2006

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
         -----------------------------------------------------------
                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

            Class                                              Outstanding
            -----                                              -----------
Common Stock, without par value
  as of January 31, 1994*                                      1,000 shares

*Burlington Northern Railroad Company is a wholly owned subsidiary of Burlington Northern Inc. (BNI) and there is no market data with respect to such shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
                                     None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION J.

                              Table of Contents
                              -----------------

           Item                                                           Page
           ----                                                           ----

Part I     1.        Business..........................................    1

           2.        Properties........................................    1

           3.        Legal Proceedings.................................    8

           4.        Submission of Matters to a Vote of Security
                       Holders.........................................    9


Part II    5.        Market for the Registrant's Common Equity and
                       Related Stockholder Matters.....................    9

           6.        Selected Financial Data...........................    9

           7.        Management's Narrative Analysis of Results of
                       Operations......................................   10

           8.        Financial Statements and Supplementary Data.......   17

           9.        Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.............   36


Part III  10.        Directors and Executive Officers of the Registrant   36

          11.        Executive Compensation............................   36

          12.        Security Ownership of Certain Beneficial Owners
                       and Management..................................   36

          13.        Certain Relationships and Related Transactions....   36


Part IV   14.        Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K.............................   36

NOTE: Part I, Item Four; Part II, Item Six; Part III, Items Ten, Eleven, Twelve and Thirteen; and Part IV Exhibit 22 have been omitted pursuant to General Instruction J(1)(a) and (b) of Form 10-K relating to wholy owned subsidaries.

                                     PART I

ITEM 1.  BUSINESS

      AND

ITEM 2.  PROPERTIES

  Burlington Northern Railroad Company's (Railroad) principal business activity is railroad transportation. Railroad is the principal subsidiary of Burlington Northern Inc. (BNI).

RAILROAD TRANSPORTATION

  Railroad operates the largest railroad system in the United States based on miles of road and second main track, with approximately 24,500 total miles at December 31, 1993. The principal cities served include Chicago, Minneapolis-St. Paul, Fargo-Moorhead, Billings, Spokane, Seattle, Portland, St. Louis, Kansas City, Des Moines, Omaha, Lincoln, Cheyenne, Denver, Fort Worth, Dallas, Houston, Galveston, Tulsa, Wichita, Springfield (Missouri), Memphis, Birmingham, Mobile and Pensacola.

  During 1993, Railroad refined its customer oriented business units by creating smaller, more focused business units. The following table presents Railroad's revenue information by business unit, and includes reclassification of prior-year information to conform to current year presentation.

  Percent of revenues was calculated before consideration of shortline payments and other miscellaneous revenues. The principal contributors to rail transportation revenues were as follows (revenues and revenue ton miles in millions, carloadings in thousands):

                                                       Year ended December 31,
                                            ------------------------------------------
                                              1993              1992            1991
                                            --------          --------        --------
Coal:
  Revenues................................  $  1,532          $  1,520        $  1,554
  Percent of revenues.....................        32%               32%             33%
  Revenue ton miles.......................   122,832           117,139         119,028
  Revenues per revenue ton mile...........      1.25cents         1.30cents       1.31cents
  Carloadings.............................     1,468             1,448           1,472
Agricultural Commodities:
  Revenues................................  $    784          $    777        $    778
  Percent of revenues.....................        16%               16%             17%
  Revenue ton miles.......................    35,451            36,831          38,123
  Revenues per revenue ton mile...........      2.21cents         2.11cents       2.04cents
  Carloadings.............................       423               454             450
Intermodal:
  Revenues................................  $    730          $    711        $    687
  Percent of revenues.....................        15%               15%             15%
  Revenue ton miles.......................    23,726            22,749          22,191
  Revenues per revenue ton mile...........      3.08cents         3.13cents       3.10cents
  Carloadings.............................     1,003             1,017           1,018
Forest Products:
  Revenues................................  $    483          $    489        $    469
  Percent of revenues.....................        10%               10%             10%
  Revenue ton miles.......................    19,724            20,030          18,747
  Revenues per revenue ton mile...........      2.45cents         2.44cents       2.50cents
  Carloadings.............................       280               283             278

                                                      Year ended December 31,
                                            ------------------------------------------
                                              1993             1992             1991
                                            --------         --------         --------
Chemicals:
  Revenues................................  $    405         $    388         $    346
  Percent of revenues.....................         8%               8%               7%
  Revenue ton miles.......................    14,625           14,142           12,952
  Revenues per revenue ton mile...........      2.77cents        2.74cents        2.67cents
  Carloadings.............................       262              244              218
Consumer Products:
  Revenues................................  $    257         $    258         $    250
  Percent of revenues.....................         5%               5%               5%
  Revenue ton miles.......................     9,052            9,098            8,879
  Revenues per revenue ton mile...........      2.84cents        2.84cents        2.82cents
  Carloadings.............................       145              146              141
Minerals Processors:
  Revenues................................  $    195         $    180         $    184
  Percent of revenues.....................         4%               4%               4%
  Revenue ton miles.......................     7,982            7,410            7,625
  Revenues per revenue ton mile...........      2.44cents         2.43cents       2.41cents
  Carloadings.............................       178              170              163
Iron & Steel:
  Revenues................................  $    172         $    178         $    170
  Percent of revenues.....................         4%               4%               4%
  Revenue ton miles.......................     8,178            8,086            7,615
  Revenues per revenue ton mile...........      2.10cents        2.20cents        2.23cents
  Carloadings.............................       225              244              238
Vehicles & Machinery:
  Revenues................................  $    187         $    166         $    166
  Percent of revenues.....................         4%               4%               3%
  Revenue ton miles.......................     2,416            2,165            2,209
  Revenues per revenue ton mile...........      7.74cents        7.67cents        7.51cents
  Carloadings.............................       123              101              102
Aluminum, Non-Ferrous Metals & Ores:
  Revenues................................  $    103         $    108         $    103
  Percent of revenues.....................         2%               2%               2%
  Revenue ton miles.......................     3,919            4,180            3,632
  Revenues per revenue ton mile...........      2.63cents        2.58cents        2.84cents
  Carloadings.............................        68               71               69



COAL
  The transportation of coal is Railroad's largest source of revenues, accounting for approximately one-third of the total. Based on carloadings and tons hauled, Railroad is the largest transporter of Western low-sulfur coal in the United States. Over 90 percent of Railroad's coal traffic originated in the Powder River Basin of Montana and Wyoming during the three years ended December 31, 1993. These coal shipments were destined for coal-fired electric generating stations primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

  Railroad also handles increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Since the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units, opportunities for increased shipments of this low-sulfur coal still exist.

AGRICULTURAL COMMODITIES

  Based on carloadings and tons hauled, Railroad is the largest rail transporter of grain in North America. Railroad's system is strategically located to serve the Midwest and Great Plains grain producing regions where Railroad serves most major terminal, storage, feeding and food-processing locations. Additionally, Railroad has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions as well as direct entry to consuming markets in southern Mexico through its Protexa Burlington International affiliate.

INTERMODAL

  Intermodal transportation moves traffic on specially designed flatcars or doublestack equipment which competes with motor carriers. Railroad's intermodal transportation system integrates the movement of approximately 46 daily trains operating between 30 rail hubs and 28 satellite rail hubs (Railroad-operated marshalling points for trailer/container movements). These operations are strategically located across Railroad's rail network and also serve major distribution centers outside Railroad's system. Strategic alliances have been formed to enhance Railroad's market access both with other railroads and with major truck transportation providers.

FOREST PRODUCTS

  The Forest Products business unit is primarily comprised of lumber, plywood, pulpmill feedstock, wood pulp and paper products. These products primarily come from the Pacific Northwest, upper Midwest and Southeast areas of the United States.

CHEMICALS

  The Chemicals business unit is comprised of fertilizer, petroleum and chemical commodities as well as Railroad's environmental logistics business. Primary origin markets for Railroad include the Gulf Coast, the Pacific Northwest, and various Canadian ports of entry. Environmental logistics is an area of significant opportunity as municipalities exhaust their traditional disposal sources and must increasingly transport their waste longer distances.

CONSUMER PRODUCTS

  Products included in Railroad's Consumer Products business unit represent a wide variety of commodities. Some of the major products in this group are food products, beverages, frozen foods, canned foods, appliances and electronics. Because this business unit handles a wide variety of consumer goods, the business unit performance typically mirrors the country's economy.

MINERALS PROCESSORS

  Commodities in this group include clays, cements, sands and other minerals and aggregates. This group services both the oil and construction industries.

IRON & STEEL

  The Iron & Steel business unit handles virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are the business unit's primary input products, while finished steel products range from structural beams and coil to wire and nails.

VEHICLES & MACHINERY

  The Vehicles & Machinery business unit is responsible for both domestic and international vehicle manufacturers as well as an assortment of primary and secondary markets for heavy machinery. Through the development and implementation of Autostack technology (using containers to move motor vehicles), Railroad is redefining transit time and ride quality. Heavy machinery includes primary markets for aircraft, construction, farm and railroad equipment and secondary markets for used equipment. The business unit is also responsible for military and other miscellaneous traffic for the United States government.

ALUMINUM, NON-FERROUS METALS & ORES

  The Aluminum, Non-Ferrous Metals & Ores business unit handles alumina and aluminum products, petroleum coke and a variety of other metals and ores such as zinc, copper and lead.

OPERATING FACTORS

  Certain significant operating statistics were as follows:

                                                                        Year ended December 31,
                                                   ---------------------------------------------------------------
                                                     1993          1992          1991          1990          1989*
                                                   -------       -------       -------       -------       -------
Carloadings (in thousands)........................   4,175         4,178         4,149         4,335         4,215
Freight revenues per carload......................  $1,099        $1,080        $1,071        $1,052        $1,063
Revenue ton miles (in millions)................... 237,339       232,799       232,441       234,291       232,527
Revenues per revenue ton mile.....................    1.98cents     1.99cents     1.96cents     1.99cents     1.98cents
Revenue tons per carload..........................      83            82            82            79            75
Revenue tons per train............................   3,315         3,193         3,188         3,141         3,032
Freight train miles (in millions).................      72            73            73            75            77
Average length of haul (miles)....................     778           764           770           766           783
Gross ton miles, excluding locomotives
  (in millions)................................... 409,808       400,917       402,527       409,991       395,878
Operating ratio (excluding the 1991 special
  charge).........................................      86%           87%           90%           87%           86%
Operating expense per gross ton mile (excluding
  the 1991 special charge)........................     .99cents     1.01cents     1.02cents      .99cents     1.00cents
Gallons of fuel used (in millions)................     588           560           562           593           591
Average fuel price per gallon.....................    61.5cents     62.2cents     65.5cents     69.5cents     55.5cents
Gross ton miles per gallon of fuel used...........     697           716           716           691           670
Revenue ton miles per employee (in thousands).....   7,781         7,461         7,317         7,120         7,060
Revenues per employee (in thousands)..............    $154          $148          $144          $142          $140

*Beginning in 1990, Railroad reduced revenues and mileage for the effects of shortline railroads, which complete hauls for Railroad.  In prior years, payments to shortline railroads were classified in operating expenses.

PROPERTIES

  In 1993, approximately 96 percent of the total ton miles, both revenue and non-revenue generating, carried by Railroad were handled on its main lines.
At December 31, 1993, approximately 18,828 miles of Railroad's track consisted of 112-lb. per yard or heavier rail, including approximately 10,461 track miles of 132-lb. per yard or heavier rail. Additions and replacements to properties were as follows:

                                                                Year ended December 31,
                                                    ----------------------------------------------
                                                     1993      1992      1991      1990      1989
                                                    ------    ------    ------    ------    ------
Track miles of rail additions and replacements:
  New..........................................        387       461       380       301       326
  Used.........................................        356       299       281       299       208
Track miles surfaced or reballasted............      7,854     7,610     7,710     7,119     6,974
Ties inserted (in thousands):
  Wood.........................................      1,914     1,684     1,515     1,331     1,342
  Concrete.....................................        195       500       527       691       651

Equipment

  Railroad owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1993:

                                                          Number of Units
                                                     -------------------------
                                                     Owned    Leased     Total
Locomotives:                                         -----    ------     -----
  Freight......................................        581     1,334     1,915
  Passenger....................................          -         2         2
  Multi-purpose................................        151        58       209
  Switching....................................        176        18       194
                                                    ------    ------    ------
    Total locomotives..........................        908     1,412     2,320
                                                    ======    ======    ======

Freight Cars:
  Box-general purpose..........................        776     2,813     3,589
  Box-specially equipped.......................      4,587       689     5,276
  Gondola......................................      4,811     2,013     6,824
  Hopper-open top..............................      7,744     1,210     8,954
  Hopper-covered...............................     16,528    12,640    29,168
  Refrigerator.................................      3,347         9     3,356
  Flat.........................................      3,280       494     3,774
  Caboose......................................        498         -       498
  Other........................................        552         7       559
                                                    ------    ------    ------
    Total freight cars.........................     42,123    19,875    61,998
                                                    ======    ======    ======

Commuter passenger cars........................          -       141       141
                                                    ======    ======    ======

  In addition to the owned and leased locomotives identified above, Railroad operates 199 freight locomotives under power purchase agreements.

  The average age of locomotives and freight cars was 14.5 years and 18.6 years, respectively, at December 31, 1993, compared with 13.5 years and 18.4 years, respectively, at December 31, 1992.

  The average percentage of Railroad's locomotives and freight cars awaiting repairs during 1993 was 7.4 and 3.3, respectively, compared with 7.4 and 4.1, respectively, in 1992. The average time between locomotive failures was 67.9 days in 1993 compared with 71 days in 1992.

  During 1993, Railroad entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. Railroad anticipates reduced locomotive operating costs as well as an increase in both horsepower and traction, meaning fewer locomotives will be needed for many freight operations. Railroad accepted delivery of one locomotive during 1993 and anticipates delivery of between approximately 60 and 100 each year from 1994 through 1997.

EMPLOYEES

  Railroad employed an average of 30,502 employees in 1993 compared with 31,204 in 1992 and 31,760 in 1991. Railroad's payroll and employee benefits costs, including capitalized labor costs, were approximately $1.9 billion for each of the years ended December 31, 1993, 1992 and 1991. Almost 90 percent of Railroad's employees are covered by collective bargaining agreements with 14 different labor organizations.

  In October 1991, Railroad entered into an agreement (Crew Consist Agreement No. 1) with the United Transportation Union (UTU) covering the southern portion of Railroad's system. Crew Consist Agreement No. 1 provided for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer.

  Under the terms of Crew Consist Agreement No. 1, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $60,000 per employee. Remaining conductors or brakemen who, as a result of Crew Consist Agreement No. 1, were unable to hold a position in active service, due to relative seniority, were placed on a reserve board. Employees in reserve status received compensation at a rate equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice. Each UTU member on the southern portion of Railroad's system received a lump-sum payment of $1,000 upon ratification of Crew Consist Agreement No. 1.

  In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

  Under the terms of Crew Consist Agreement No. 2, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $80,000 per employee. Conductors and brakemen who choose not to accept the voluntary separation offer can elect volunteer surplus status pursuant to which they will receive $60,000 to be paid out over a period of 18 to 48 months, as each selects. If such employee has not been recalled to active service by the time such payments cease upon expiration of the selected period, such employee will remain in volunteer surplus status, without further compensation or benefits, until recalled to active service. Employees in volunteer surplus status may be called back to service only after the individuals in reserve status, within their own subdivided seniority district, have been recalled. Remaining conductors and brakemen who, as a result of Crew Consist Agreement No. 2, are not needed in train service, and who do not elect one of the above severance options, will be placed on a reserve board.

  Employees in reserve status will receive compensation equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice.

  In October 1993, the UTU elected to adopt Crew Consist Agreement No. 2 for those southern portion UTU members who were previously covered by Crew Consist Agreement No. 1. Crew Consist Agreement No. 2 was implemented on the southern portion of the Railroad's system during the fourth quarter of 1993. Upon implementation, each of the approximately 3,300 UTU members on the southern portion of Railroad's system received a one-time lump-sum payment of $4,000, which was the incremental difference between the $1,000 lump-sum payment received following ratification of Crew Consist Agreement No. 1 and the amount received by UTU members following adoption of Crew Consist Agreement No. 2.

  Railroad will continue to remove excess positions from train service through the implementation of Crew Consist Agreement No. 2. Approximately 1,350 excess positions have been removed as a result of employees accepting severance or voluntary surplus payments. Other excess positions have been eliminated and personnel formerly in those positions have been assigned to reserve boards, absorbed through additional train starts and/or utilized in quality and safety initiatives. Based upon its experience under Crew Consist Agreement No. 1, Railroad anticipates that the number of employees on reserve status will decline over time.

  In July 1993, the American Train Dispatchers Association ratified an April agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

COMPETITION

  The general environment in which Railroad operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges exert pressure on various price and service combinations. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to impact the market for non-bulk, time sensitive freight. The potential expansion of long combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, Railroad and other railroads continue to develop and implement technologically supported operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. Railroad's primary rail competitors in the western region of the United States consist of Atchison, Topeka & Santa Fe Railway Company; Chicago & Northwestern Transportation Company (C&NW); Southern Pacific Transportation Company; and Union Pacific Railroad Company (UP). Coal, one of Railroad's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP and Railroad's efforts to penetrate into new markets. In addition to the railroads discussed above, numerous regional railroads and motor carriers operate in parts of the same territory served by Railroad.

ENVIRONMENTAL

  Railroad's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. In order to comply with such regulation and to be consistent with Railroad's corporate environmental policy, Railroad's operating procedures include practices to protect the environment. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of Railroad's business operations.


ITEM 3.   LEGAL PROCEEDINGS

WHEAT AND BARLEY TRANSPORTATION RATES

  In September 1980 a class action lawsuit was filed against Railroad in United States District Court for the District of Montana (District Court) challenging the reasonableness of Railroad's export wheat and barley rates. The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that Railroad's single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981 the District Court referred the rate reasonableness issue to the Interstate Commerce Commission (ICC). Subsequently, the State of Montana filed a complaint at the ICC challenging Railroad's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

  The ICC issued a series of decisions in this case from 1988 to 1991. Under these decisions, the ICC applied a revenue to variable cost test to the rates and determined that Railroad owed $9,685,918 in reparations plus interest. In its last decision, dated November 26, 1991, the ICC found Railroad's total reparations exposure to be $16,559,012 through July 1, 1991. The ICC also found that Railroad's current rates were below a reasonable maximum and vacated its earlier rate prescription order.

  Railroad appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. Railroad's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

  On March 24, 1992, the Montana District Court dismissed plaintiffs' case as to all aspects other than those relating to pre-October 1, 1980 rates. On February 9, 1993, the D.C. Circuit served its decision regarding the appeal of the several ICC decisions in this case. The Court held that the ICC did not adequately justify its use of the revenue to variable cost standard as Railroad had argued and remanded the case to the ICC for further administrative proceedings.

  On July 22, 1993, the ICC served an order in response to the D.C. Circuits' February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost standards in assessing the reasonableness of Railroad wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. The parties are now engaged in discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable-see Table of Contents note.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  All of the outstanding Common Stock of Railroad is owned of record by BNI and therefore not traded on any market.

ITEM 6. SELECTED FINANCIAL DATA

  Not applicable-see Table of Contents note.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1993 COMPARED WITH YEAR ENDED DECEMBER 31, 1992

  Railroad had net income of $332 million for 1993 compared with net income of $334 million for 1992. Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. The floods slowed and often halted operations, forced extensive detours, increased car, locomotive and crew costs and resulted in extensive rebuilding of damaged track and bridges. Railroad estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million. Net income for 1993 included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $28 million through the date of enactment. Railroad recognized a one-time, non-cash charge of $27 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense. Net income for 1992 included settlement payments received for the reimbursement of attorneys' fees and costs incurred by Railroad in connection with litigation filed by Energy Transportation Systems, Inc., and others, and reimbursement of a portion of the amount paid by Railroad in settlement of that action. The pre-tax amount recorded in other income (expense), net was approximately $47 million. Also during 1992, Railroad's net income included a $21 million cumulative effect of changes in accounting methods and a $17 million favorable tax settlement with the Internal Revenue Service (IRS).

REVENUES

  During 1993, Railroad refined its customer oriented business units by creating smaller, more focused business units. The following table presents Railroad's revenue information by business unit, and includes reclassification of prior-year information to conform to current year presentation:

                                                                                   Revenues Per
                                            Revenues       Revenue Ton Miles     Revenue Ton Mile
                                        ---------------    -----------------    ------------------
                                         1993     1992      1993       1992      1993        1992
                                        ------   ------    ------     ------    ------      ------
                                         (In Millions)       (In Millions)         (In Cents)
Coal.................................   $1,532   $1,520   122,832    117,139     1.25        1.30
Agricultural Commodities.............      784      777    35,451     36,831     2.21        2.11
Intermodal...........................      730      711    23,726     22,749     3.08        3.13
Forest Products......................      483      489    19,724     20,030     2.45        2.44
Chemicals............................      405      388    14,625     14,142     2.77        2.74
Consumer Products....................      257      258     9,052      9,098     2.84        2.84
Minerals Processors..................      195      180     7,982      7,410     2.44        2.43
Iron & Steel.........................      172      178     8,178      8,086     2.10        2.20
Vehicles & Machinery.................      187      166     2,416      2,165     7.74        7.67
Aluminum, Non-Ferrous Metals & Ores..      103      108     3,919      4,180     2.63        2.58
Shortlines and other.................     (149)    (145)  (10,566)    (9,031)       -           -
                                        ------   ------   -------    -------
Total................................   $4,699   $4,630   237,339    232,799     1.98        1.99
                                        ======   ======   =======    =======

  Coal revenues improved $12 million compared with 1992, primarily as a result of increased traffic caused by a rise in the demand for electricity. Higher revenues resulting from volume increases were partially offset by lower yields arising from competitive pricing pressures in contract renegotiations, traffic mix and other factors. Additionally, Railroad estimated lost coal revenues of approximately $35 million for the third quarter of 1993 as a result of flood-related problems in July and August which interrupted service to several utilities.

  Agricultural Commodities revenues were $7 million higher than 1992 as stronger yields were partially offset by lower volumes. Improved yields resulted from a traffic mix with a greater portion of wheat traffic in 1993. Stronger export demand, for high-quality wheat grown in regions served by Railroad, contributed to a $74 million improvement in wheat revenues. Reduced crop quality and production problems, stemming from poor planting and growing conditions, resulted in lower corn volumes and produced a year-over-year decline in corn revenues of $45 million.

  Intermodal revenues were $19 million higher in 1993 compared with 1992. BN AMERICA revenues in 1993 surpassed revenues in 1992 as a result of continued escalating demand for containerized transportation and an increased demand for intermodal service due generally to a shortage in truck capacity. As import traffic expanded and shifted from ports in California to ports served by Railroad in the Pacific Northwest, intermodal-international revenues increased. Domestic trailer revenues declined as trailer traffic continued to convert to containers, partially offsetting other Intermodal increases.

  Chemicals revenues for 1993 were $17 million greater than in 1992.
Increased plastics shipments for existing customers led improvements in overall Chemicals revenues. Environmental logistics and fertilizer traffic in 1993 surpassed 1992 levels, also contributing to the higher revenues for Chemicals.

  Revenues for Minerals Processors increased $15 million when compared with 1992. As drilling activity increased, export traffic for clays and aggregates expanded, contributing to greater revenues in 1993 than in 1992. Glass minerals and cement revenues exceeded 1992 levels. This increase was due to expanded sand traffic, which also benefited from increased drilling activity, and increased cement traffic, related to certain highway and airport construction projects.

  Vehicles & Machinery revenues were $21 million greater than in 1992. This improvement was due in part to growth in production and sales of light vehicles which increased domestic traffic volumes. A rise in demand for heavy machinery also contributed to greater revenues. Yields increased in 1993 primarily as a result of a decline in the average length of haul.

  Forest Products, Iron & Steel and Aluminum, Non-Ferrous Metals & Ores had lower revenues in 1993 compared with 1992. Current year Forest Products revenues were $6 million less than in 1992 because of reduced lumber traffic, resulting from a weak timber industry market, which was partially offset by increased particle and construction board traffic. Iron & Steel revenues declined $6 million compared with 1992, primarily due to lower taconite traffic caused by labor strikes at two large customers. Aluminum, Non-Ferrous Metals & Ores revenues decreased by $5 million as aluminum production declined. Revenues for Consumer Products were relatively flat compared with 1992.

EXPENSES

  Total operating expenses for 1993 were $4,049 million compared with $4,043 million for 1992. Despite the adverse effects of the Midwest flooding on operating expenses during the third quarter of 1993, Railroad's year-to-date operating ratio improved one percentage point, to 86 percent, compared with 87 percent for 1992.

  Compensation and benefits expenses for 1993 decreased $3 million compared with 1992. Cost of living allowances for union employees were $24 million lower during 1993 compared with 1992 due to timing differences of vesting periods. Work force reductions and a decrease in railroad unemployment taxes also lowered expenses in 1993. The majority of these savings were offset by increases in incentive compensation, wages and salaries, and higher costs for union health, welfare and life insurance benefits. Increased wages were partially caused by a scheduled three percent basic wage increase effective July 1993 and inefficiencies associated with the Midwest flooding during 1993.

  Fuel expenses were $14 million higher during 1993 compared with 1992, primarily due to weather-related reductions in fuel efficiency. Increased fuel consumption due to higher traffic volume was substantially offset by the decrease in the average price paid for diesel fuel, 61.5 cents per gallon in 1993 compared with 62.2 cents per gallon in 1992. Included in the 1993 average price per gallon is a 4.3 cents per gallon increase in the federal fuel tax effective October 1, 1993, as part of the Omnibus Budget Reconciliation Act of 1993. This increase added approximately $7 million to expense in the fourth quarter.

  Materials expenses for 1993 increased $5 million compared with 1992. The combination of flood-related problems and a larger fleet size increased materials costs for locomotive repairs. Also, safety and protective equipment expenditures were higher due to continued emphasis of Railroad's safety programs. Offsetting these increases were lower car materials expenses.

  Equipment rents expenses were $15 million higher in 1993 compared with 1992 due to increases in both car-hire expenses and locomotive rentals. Increased equipment rentals from an affiliate also contributed to this increase. A reduction in car-hire expenses during the first half of 1993, due to improved utilization of equipment, was more than offset by flood-related inefficiencies which increased car-hire expenses during the second half of 1993.

  Purchased services expenses for 1993 were $7 million higher than in 1992. Contributing to this increase were cost increases for intermodal logistics, training, moving and derailments. Lower trackage rights credits, which reduces purchased services expenses, were received from the Southern Pacific Transportation Company (SPTC) as the floods reduced SPTC volumes over Railroad track. These increases were partially offset by decreases in contracted locomotive repairs and consultant fees.

  Depreciation expense for 1993 was $10 million higher compared with 1992 primarily due to an increase in the asset base.

  The $42 million decrease in other operating expenses compared with 1992 was primarily due to a $35 million decline in costs associated with personal injury claims. Railroad has introduced a number of programs to improve worker safety and counter increasing personal injury costs. Reductions in bad debt expense and various other costs were partially offset by losses on property retired due to flood damages and increased moving expenses.

  Interest expense declined $17 million in 1993 compared with 1992. This decline was mainly due to a lower average long-term debt balance outstanding during 1993.

  Other income (expense), net was $45 million lower in 1993 than in 1992. The higher 1992 income was due to a first quarter net gain of $47 million for payments and reimbursements received for the settlement of prior litigation. This decline was partially offset by an increase in the net gain on property dispositions in 1993 compared with 1992.

  The effective tax rate was 42.4 percent for 1993 compared with 34.4 percent for 1992. This increase resulted primarily from the retroactive increase, effective January 1, 1993, in tax rates as part of the Omnibus Budget Reconciliation Act of 1993. Excluding the retroactive effect of the tax rate change on deferred tax balances at January 1, 1993, Railroad's effective tax rate was 37.9 percent for 1993. Additionally, a favorable tax settlement with the IRS reduced the 1992 effective tax rate by 3.1 percent.

Other matters

  In October 1991, Railroad entered into an agreement (Crew Consist Agreement No. 1) with the United Transportation Union (UTU) covering the southern portion of Railroad's system. Crew Consist Agreement No. 1 provided for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer.

  Under the terms of Crew Consist Agreement No. 1, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $60,000 per employee. Remaining conductors or brakemen who, as a result of Crew Consist Agreement No. 1, were unable to hold a position in active service, due to relative seniority, were placed on a reserve board. Employees in reserve status received compensation at a rate equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice. Each UTU member on the southern portion of Railroad's system received a lump-sum payment of $1,000 upon ratification of Crew Consist Agreement No. 1.

  In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

  Under the terms of Crew Consist Agreement No. 2, Railroad offered the opportunity for voluntary separation from employment in return for severance payments of up to $80,000 per employee. Conductors and brakemen who choose not to accept the voluntary separation offer can elect volunteer surplus status pursuant to which they will receive $60,000 to be paid out over a period of 18 to 48 months, as each selects. If such employee has not been recalled to active service by the time such payments cease upon expiration of the selected period, such employee will remain in volunteer surplus status, without further compensation or benefits, until recalled to active service. Employees in volunteer surplus status may be called back to service only after the individuals in reserve status, within their own subdivided seniority district, have been recalled. Remaining conductors and brakemen who, as a result of Crew Consist Agreement No. 2, are not needed in train service, and who do not elect one of the above severance options, will be placed on a reserve board.

  Employees in reserve status will receive compensation equal to either 75 percent of their previous 12-month earnings, or 75 percent of the basic five-day yard helper rate of pay, whichever is greater, and are required to be available for return to active service on 15 days' notice.

  In October 1993, the UTU elected to adopt Crew Consist Agreement No. 2 for those southern portion UTU members who were previously covered by Crew Consist Agreement No. 1. Crew Consist Agreement No. 2 was implemented on the southern portion of the Railroad's system during the fourth quarter of 1993. Upon implementation, each of the approximately 3,300 UTU members on the southern portion of Railroad's system received a one-time lump-sum payment of $4,000, which was the incremental difference between the $1,000 lump-sum payment received following ratification of Crew Consist Agreement No. 1 and the amount received by UTU members following adoption of Crew Consist Agreement No. 2.

  Railroad will continue to remove excess positions from train service through the implementation of Crew Consist Agreement No. 2. Approximately 1,350 excess positions have been removed as a result of employees accepting severance or voluntary surplus payments. Other excess positions have been eliminated and personnel formerly in those positions have been assigned to reserve boards, absorbed through additional train starts and/or utilized in quality and safety initiatives. Based upon its experience under Crew Consist Agreement No. 1, Railroad anticipates that the number of employees on reserve status will decline over time.

  In July 1993, the American Train Dispatchers Association ratified an April agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

  Since 1935, Railroad has participated in the national railroad retirement system which is separate from the national social security system. Under this system, an independent Railroad Retirement Board administers the determination and payment of benefits to all railroad workers. Both Railroad and its employees are subject to a tax on employee earnings which is above the normal social security rate assessed to those who are employed outside the railroad industry.

  Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of Railroad are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring finding of fault, coupled with unscheduled awards and reliance on the jury system, has resulted in significant increases in expense. The result has been a trend during the last several years of significant increases in Railroad's personal injury expense which reflects the combined effects of increasing medical expenses, legal judgments and settlements. To improve worker safety and counter increasing costs, Railroad has introduced a number of programs to reduce the number of personal injury claims and the dollar amount of claims settlements which helped reduce cost in 1993. If these efforts continue to be successful, future expenses could be further reduced. The total amount of personal injury expenses (including wage continuation payments) were $216 million, $253 million and $224 million in 1993, 1992 and 1991, respectively. Railroad is also working with others through the Association of American Railroads to seek changes in legislation to provide a more equitable program for injury compensation in the railroad industry.

  Railroad's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. In order to comply with such regulation and to be consistent with Railroad's corporate environmental policy, Railroad's operating procedures include practices to protect the environment. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of Railroad's business operations.

  Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at a number of sites and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

  Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when Railroad's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Railroad conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analysis.

  Railroad is involved in a number of administrative and judicial proceedings in which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. Railroad paid $27 million, $20 million and $21 million during 1993, 1992 and 1991, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $120 million in future years to remediate and restore these sites.

  Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. Railroad's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

  In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize benefits provided to former or inactive employees after employment but before retirement, if certain conditions are met. In the first quarter of 1994, Railroad will adopt SFAS No. 112. The principal effect of adopting this standard will be to establish liabilities for long-term and short-term disability plans. The effect upon earnings to adopt this standard is expected to be approximately $15 to $20 million. The initial effect of applying this standard will be reported as the effect of a change in accounting method and previously issued financial statements will not be restated.

  In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and is effective for fiscal years beginning after December 15, 1993. The initial effect of applying this standard is to be reported as the effect of a change in accounting method and previously issued financial statements may not be restated. No material effect on Railroad's financial condition or results of operations is anticipated from the adoption of SFAS No. 115.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)



Year ended December 31,                               1993     1992     1991
- -----------------------                              ------   ------   ------
Revenues............................................ $4,699   $4,630   $4,559

Costs and expenses:
  Compensation and benefits.........................  1,701    1,704    1,753
  Fuel..............................................    362      348      368
  Materials.........................................    300      295      283
  Equipment rents...................................    425      410      413
  Purchased services................................    464      457      444
  Depreciation......................................    334      324      340
  Other.............................................    463      505      489
  Special charge....................................      -        -      708
                                                     ------   ------   ------
    Total costs and expenses........................  4,049    4,043    4,798
                                                     ------   ------   ------

Operating income (loss).............................    650      587     (239)
Interest expense....................................     86      103      136
Other income (expense), net.........................     12       57      (10)
                                                     ------   ------   ------
Income (loss) before income taxes and cumulative
  effect of changes in accounting methods...........    576      541     (385)
Income tax expense (benefit)........................    244      186     (140)
                                                     ------   ------   ------
Income (loss) before cumulative effect of changes
  in accounting methods.............................    332      355     (245)
Cumulative effect of change in accounting methods,
  net of tax........................................      -      (21)       -
                                                     ------   ------   ------
      Net income (loss)............................. $  332   $  334   $ (245)
                                                     ======   ======   ======

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)




December 31,                                              1993         1992
- ------------                                             ------       ------
ASSETS

Current assets:
  Cash and cash equivalents.......................       $   17       $   57
  Accounts receivable, net........................          591          474
  Materials and supplies..........................           91          106
  Current portion of deferred income taxes........          167          144
  Other current assets............................           23           22
                                                         ------       ------
    Total current assets..........................          889          803

Property and equipment, net.......................        5,488        5,285
Investments in and advances to affiliates.........          104          133
Other assets......................................          130          116
                                                         ------       ------
        Total assets..............................       $6,611       $6,337
                                                         ======       ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable................................       $  498       $  479
  Casualty and environmental reserves.............          286          249
  Compensation and benefits payable...............          269          319
  Taxes payable...................................          131          124
  Accrued interest................................           22           24
  Other current liabilities.......................           69           71
  Current portion of long-term debt...............          177           37
  Commercial paper................................           26            -
                                                         ------       ------
    Total current liabilities.....................        1,478        1,303

Long-term debt....................................          702          921
Deferred income taxes.............................        1,329        1,178
Casualty and environmental reserves...............          426          482
Other liabilities.................................          182          217
                                                         ------       ------
    Total liabilities.............................        4,117        4,101
                                                         ------       ------

Common stockholder's equity:
  Common stock, without par value (1,000 shares
    authorized, issued and outstanding)...........        1,191        1,190
  Retained earnings...............................        1,303        1,046
                                                         ------       ------
    Total common stockholder's equity.............        2,494        2,236
                                                         ------       ------
        Total liabilities and stockholder's equity       $6,611       $6,337
                                                         ======       ======


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)




Year ended December 31,                               1993     1992     1991
- -----------------------                              ------   ------   ------

Cash flows from operating activities:
  Net income (loss)...............................   $ 332    $ 334     $(245)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting
      methods.....................................       -       21         -
    Depreciation..................................     334      324       340
    Deferred income taxes.........................     128       25      (259)
    Special charge................................       -        -       708
    Changes in current assets and liabilities:
      Accounts receivable, net....................    (117)     (30)     (104)
      Materials and supplies......................       6        2         9
      Other current assets........................      (1)       1        (9)
      Accounts payable............................      19       19       (14)
      Casualty and environmental reserves.........      37        2        10
      Compensation and benefits payable...........     (50)      16       (58)
      Taxes payable...............................       7        4         7
      Accrued interest............................      (2)      (9)       (2)
      Other current liabilities...................      (2)       3        24
    Changes in long-term casualty and
      environmental reserves......................     (56)      16       (13)
    Other, net....................................     (60)     (22)       (1)
                                                     -----    -----     -----
      Net cash provided by operating activities...     575      706       393
                                                     -----    -----     -----

Cash flows from investing activities:
  Additions to property and equipment.............    (530)    (469)     (355)
  Collections from (advances to) affiliates, net..      29      266       (48)
  Proceeds from property and equipment
    dispositions..................................      35       33        57
  Other, net......................................     (16)     (19)      (10)
                                                     -----    -----     -----
      Net cash used in investing activities.......    (482)    (189)     (356)
                                                     -----    -----     -----

Cash flows from financing activities:
  Net increase (decrease) in commercial paper.....      26     (353)      118
  Payments on long-term debt......................     (83)     (71)      (70)
  Dividends paid..................................     (75)     (50)     (125)
  Other, net......................................      (1)      (2)        -
                                                     -----    -----     -----
      Net cash used in financing activities.......    (133)    (476)      (77)
                                                     -----    -----     -----
      Increase (decrease) in cash and cash
        equivalents...............................     (40)      41       (40)
Cash and cash equivalents:
  Beginning of year...............................      57       16        56
                                                     -----    -----     -----
  End of year.....................................   $  17    $  57     $  16
                                                     =====    =====     =====

Supplemental cash flow information:
  Interest paid, net of amounts capitalized.......   $  92    $ 110     $ 131
  Income taxes paid, net of refunds...............     109      163       102


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)

                                                                                 Amount
                                           Number of          -------------------------------------------
                                             Common           Common            Retained
Three years ended December 31, 1993          Shares            Stock            Earnings            Total
- -----------------------------------        ---------          ------            --------           ------
Balance at December 31, 1990........          1,000           $1,190             $1,132            $2,322

Net loss............................                                               (245)             (245)
Dividends...........................                                               (125)             (125)
                                              -----           ------             ------            ------
Balance at December 31, 1991........          1,000            1,190                762             1,952

Net income..........................                                                334               334
Dividends...........................                                                (50)              (50)
                                              -----           ------             ------            ------
Balance at December 31, 1992........          1,000            1,190              1,046             2,236

Net income..........................                                                332               332
Dividends...........................                                                (75)              (75)
Capital contribution from parent....                               1                                    1
                                              -----           ------             ------            ------
Balance at December 31, 1993........          1,000           $1,191             $1,303            $2,494
                                              =====           ======             ======            ======


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Burlington Northern Railroad Company and Subsidiaries

1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

   Burlington Northern Railroad Company (Railroad) is a wholly owned subsidiary of Burlington Northern Inc. (BNI). The consolidated financial statements include the accounts of Railroad and its majority-owned subsidiaries. All significant intercompany accounts and transactions between Railroad and its affiliates have been eliminated.

PROPERTY AND EQUIPMENT

   Main line track is depreciated on a group basis using a units-of-production method. All other property and equipment are depreciated on a straight-line basis over estimated useful lives. Interstate Commerce Commission (ICC) regulations require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the ICC. An annual review of rates and accumulated depreciation is performed and appropriate adjustments are recorded. Significant premature retirements are recorded as gains or losses at the time of their occurrence, which would include major casualty losses, abandonments, sales and obsolescence of assets. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

MATERIALS AND SUPPLIES

   Materials and supplies consist mainly of diesel fuel, repair parts for equipment and other railroad property and are valued at average cost.

REVENUE RECOGNITION

   Transportation revenues are recognized proportionately as a shipment moves from origin to destination.

INCOME TAXES

   Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. The provision for income taxes includes deferred taxes determined by the change in the deferred tax liability, which is computed based on the differences between the financial statement and tax basis of assets and liabilities as measured by applying enacted tax laws and rates. Deferred tax expense is the result of changes in the net liability for deferred taxes. Investment tax credits were accounted for under the "flow-through" method.

CASH AND CASH EQUIVALENTS

   All short-term investments which mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

RECLASSIFICATIONS

   Certain prior year data has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income, stockholder's equity or cash flows.

2. ACCOUNTS RECEIVABLE, NET

   Railroad has an agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse. As of December 31, 1993, the agreement allowed for the sale of accounts receivable up to a maximum of $175 million. The agreement expires not later than December 1994. Average monthly proceeds from the sale of accounts receivable were $182 million, $190 million and $269 million in 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, accounts receivable were net of $100 million and $189 million, respectively, representing receivables sold. Included in other income (expense), net were expenses of $9 million, $11 million and $20 million in 1993, 1992 and 1991, respectively, relating to the sale. Railroad maintains an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including receivables sold with recourse. Allowances for doubtful accounts and recourse on receivables sold of $17 million and $16 million have been recorded at December 31, 1993 and 1992.

3. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net was as follows (in millions):

December 31,                                                1993       1992
- ------------                                               ------     ------
Road, roadway structures and real estate..........         $7,342     $7,024
Equipment.........................................          1,784      1,744
                                                           ------     ------
   Total cost.....................................          9,126      8,768
Less accumulated depreciation.....................          3,638      3,483
                                                           ------     ------
     Property and equipment, net..................         $5,488     $5,285
                                                           ======     ======

   Certain noncancellable leases were classified as capital leases and were included in property and equipment. The consolidated balance sheets at December 31, 1993 and 1992 included $36 million and $35 million, respectively, of property and equipment under capital leases. The related depreciation was included in depreciation expense. Accumulated depreciation for property and equipment under capital leases was $31 million and $29 million at December 31, 1993 and 1992, respectively.

   Main line track is depreciated on a group basis using a units-of-production method. The accumulated depreciation and annual depreciation accrual rates for railroad assets other than main line track are calculated using a straight-line method and statistical group measurement techniques, which closely approximate unit depreciation. The group techniques project depreciation expense and estimated accumulated depreciation utilizing historical experience and expected future conditions relating to the timing of asset retirements, cost of removal, salvage proceeds, maintenance practices and technological changes. In this manner, the net book value of reported assets reflects estimated remaining asset utility on a historical cost basis.

   Due to the imprecision of annual reviews using statistical group measurement techniques for long-term asset retirement, replacement and deterioration patterns, Railroad adjusts accumulated depreciation for significant differences between recorded accumulated depreciation and computed requirements. Differences between recorded accumulated depreciation and computed requirements are recognized prospectively on a straight-line basis. Under ICC regulations, Railroad conducts service life studies on an annual basis. Results of service life studies are recorded over the remaining life of the asset group studied. During 1993, Railroad completed service life studies of equipment and road property. During 1992, the service life studies consisted of rail. The effect of implementing the results of new service life studies and similar rate adjustments were to decrease depreciation expense in 1993 by $2 million compared with 1992 and to decrease depreciation expense in 1992 by $28 million compared with 1991. In future periods, service life studies will be conducted on other asset groups as well as these same assets under ICC requirements. However, the impact of such studies is not determinable at this time.

   In 1993, capitalization of certain software development costs increased as a result of new strategic initiatives. Capitalization of software development costs begins upon establishment of technological feasibility. The establishment of technological feasibility is based upon completion of planning, design and other technical performance requirements.

   Capitalized software development costs are amortized over a seven-year estimated useful life using the straight-line method. No amortization was recorded for the year ended December 31, 1993. Unamortized capitalized software costs were $6 million as of December 31, 1993.


4. DEBT

   Debt outstanding was as follows (in millions):

December 31,                                                    1993     1992
- ------------                                                    ----     ----
LONG-TERM DEBT

   Consolidated mortgage bonds, 3 1/5% to 10%,
     due serially to 2045...............................        $622     $673
   Equipment and other obligations, weighted
     average rate of 7.33% and 7.72%, respectively, due
     serially to 2009...................................         113      139
   General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
     and 2010, respectively.............................          62       62
   Prior lien railway and land grant bonds, 4%, due 1997          57       57
   General lien railway and land grant bonds, 3%,
     due 2047...........................................          35       35
   First mortgage bonds, series A, 4%, due 1997.........          24       26
   Capitalized lease obligations, weighted average
     rate of 8.20% and 7.92%, respectively, expiring
     1996 and 2003......................................          10       13
   Income debentures, series A, 5%, due 2006............           8        8
   Commercial paper.....................................          26        -
Unamortized discount....................................         (52)     (55)
                                                                ----     ----
     Total..............................................         905      958
Less:
   Current portion of long-term debt....................         177       37
   Commercial paper.....................................          26        -
                                                                ----     ----
       Long-term debt...................................        $702     $921
                                                                ====     ====

   Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank credit agreement, thus outstanding commercial paper balances reduce available borrowings under this agreement. The bank credit agreement allows borrowings of up to $500 million on a short-term basis. The agreement is currently scheduled to expire in November 1994. At Railroad's option, borrowing rates are based on prime, certificate of deposit or London Interbank Offered rates. Annual facility fees are 0.25 percent. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million, leaving a total of $473 million of the credit agreement available, while no commercial paper was outstanding at December 31, 1992.

   The financial covenants of the bank credit agreement require that Railroad's consolidated tangible net worth, as defined in the agreement, be at least $1.4 billion, and its debt, as defined in the agreement, cannot exceed the lesser of 140 percent of its consolidated tangible net worth or $2.5 billion.

   The agreement contains an event of default arising out of the occurrence and continuance of a "Change in Control." A "Change in Control" is generally defined as the acquisition of more than 50 percent of the voting securities of BNI, which has not been approved by the BNI Board of Directors, a change in the control relationship between BNI and Railroad, and finally, a "Change in Control" is deemed to occur when a majority of the seats on the BNI Board of Directors is occupied by persons who are neither nominated by BNI management nor appointed by directors so nominated.

   The commercial paper program is further summarized as follows (dollars in millions):

December 31,                                                    1993     1992
- ------------                                                    ----     ----
Balance at year end.................................           $  26    $   -
Weighted average interest rate......................            3.55%       -
Maximum outstanding during the year.................           $ 179    $ 427
Average daily amount outstanding during the year....           $  41    $ 129
Weighted daily average interest rate during the year            3.27%    4.07%

   Maturities of commercial paper averaged 4 and 14 days in 1993 and 1992, respectively.

   Aggregate long-term debt scheduled maturities for 1994 through 1998 and thereafter are $177 million, $24 million, $18 million, $235 million, $11 million and $466 million, respectively.

   Substantially all Railroad properties and certain other assets are pledged as collateral to or are otherwise restricted under the various Railroad long-term debt agreements.

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of Railroad's financial instruments at December 31, 1993 and 1992 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by Railroad, were as follows:

CASH AND SHORT-TERM INVESTMENTS

   The carrying amount approximated fair value because of the short maturity of these instruments.

NOTES RECEIVABLE

   The fair value of notes receivable was estimated by discounting the anticipated cash flows. Discount rates of 8.7 percent and 10 percent at December 31, 1993 and 1992, were determined to be appropriate when considering current U.S. Treasury rates and the credit risk associated with these notes.

ACCRUED INTEREST PAYABLE

   The carrying amount approximated fair value as the majority of interest payments are made semiannually.

LONG-TERM DEBT AND COMMERCIAL PAPER

   The fair value of Railroad's long-term debt, excluding unamortized discount, was primarily based on secondary market indicators. For those issues not actively quoted, estimates were based on each obligation's characteristics. Among the factors considered were the maturity, interest rate, credit rating, collateral, amortization schedule, liquidity and option features such as optional redemption or optional sinking funds. These features were compared to other similar outstanding obligations to determine an appropriate increment or spread, above U.S. Treasury rates, at which the cash flows were discounted to determine the fair value. The carrying amount of commercial paper approximated fair value because of the short maturity of these instruments.

RECOURSE LIABILITY FROM SALE OF RECEIVABLES

   It is unlikely that Railroad would be able to pay a second entity to assume its recourse obligation. Therefore, the carrying value of the allowance for doubtful accounts on receivables sold approximated the fair value of the recourse liability related to those receivables.

   The carrying amount and estimated fair values of Railroad's financial instruments were as follows (in millions):

December 31,                                    1993               1992
- ------------                             ----------------   ----------------
                                         Carrying    Fair   Carrying    Fair
                                          Amount    Value    Amount    Value
                                         --------  ------   --------  ------
Cash and short-term investments......      $   17  $   17     $   57  $   57
Notes receivable.....................           9      11          9       9
Accrued interest payable.............          22      22         24      24
Long-term debt and commercial paper..         957     978      1,013   1,007
Recourse liability from sale of
   receivables.......................           4       4          5       5

   Railroad also holds investments in, and has advances to, several unconsolidated transportation affiliates. It was not practicable to estimate the fair value of these financial instruments, which were carried at their original cost of $17 million and $16 million in the December 31, 1993 and 1992 consolidated balance sheets. There were no quoted market prices available for the shares held in the affiliated entities, and the cost of obtaining an independent valuation would have been excessive considering the materiality of these investments to Railroad.

   In addition, Railroad has a note receivable, from a shortline railroad, that has principal payments which are based on traffic volume over a segment of line. The carrying value of the note was $5 million at December 31, 1993 and 1992. As it is not practicable to forecast the traffic volume over the remaining life of the note, it was not included in the notes receivable amount shown above.

   In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and is effective for fiscal years beginning after December 15, 1993. The initial effect of applying this standard is to be reported as the effect of a change in accounting method and previously issued financial statements may not be restated. No material effect on Railroad's financial condition or results of operations is anticipated from the adoption of SFAS No. 115.

6. INCOME TAXES

   Effective January 1, 1993, Railroad adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 modifies SFAS No. 96, which established the liability method of accounting for income taxes, and had been adopted by Railroad effective January 1, 1986. Railroad adopted SFAS No. 109 consistent with the transitional guidelines of SFAS No. 109. The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. There was no effect on net income, stockholder's equity or cash flows.

   Income tax expense (benefit), excluding the cumulative effect of changes in accounting methods, was as follows (in millions):

Year ended December 31,                                1993     1992     1991
- -----------------------                               -----     ----    -----
Current:
   Federal ...................................        $ 102     $138    $ 107
   State .....................................           14       23       12
                                                      -----     ----    -----
                                                        116      161      119
                                                      -----     ----    -----

Deferred:
   Federal ...................................          111       24     (227)
   State .....................................           18        1      (32)
                                                      -----     ----    -----
                                                        129       25     (259)
                                                      -----     ----    -----

     Total....................................        $ 244     $186    $(140)
                                                      =====     ====    =====

   Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of changes in accounting methods, was as follows:

Year ended December 31,                                1993     1992     1991
- -----------------------                               -----     ----    -----

Federal statutory income tax rate.................     35.0%    34.0%    34.0%
State income taxes, net of federal tax benefit....      3.5      3.3      3.4
Effect of one percent federal tax rate increase on
   deferred tax balances at January 1, 1993.......      4.5        -        -
Internal Revenue Service settlement...............        -     (3.1)       -
Other, net........................................      (.6)      .2     (1.0)
                                                      -----     ----    -----
   Effective tax rate.............................     42.4%    34.4%    36.4%
                                                      =====     ====    =====

   The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                          1993              1992
- ------------                                        -------           -------

Deferred tax liabilities:
   Accelerated depreciation and amortization......  $(1,616)          $(1,510)
   Other..........................................      (89)              (81)
                                                    -------           -------
     Total deferred tax liabilities...............   (1,705)           (1,591)
                                                    -------           -------

Deferred tax assets:
   Casualty and environmental reserves............      267               270
   Pensions.......................................       29                28
   Other..........................................      247               259
                                                    -------           -------
     Total deferred tax assets....................      543               557
                                                    -------           -------

   Valuation allowance............................        -                 -
                                                    -------           -------

       Net deferred tax liability.................  $(1,162)          $(1,034)
                                                    =======           =======

  Noncurrent deferred income tax liability........  $(1,329)          $(1,178)
  Current deferred income tax asset...............      167               144
                                                    -------           -------

       Net deferred tax liability.................  $(1,162)          $(1,034)
                                                    =======           =======

   On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $28 million through the date of enactment. A one-time, non-cash charge of $27 million to income tax expense was recorded as an adjustment to deferred taxes as of the enactment date and a charge of $1 million to income tax expense was recorded as an adjustment to current income taxes.

   In December 1992, Railroad received notification that an Appeals Division settlement of the Internal Revenue Service audits for the years 1981 through 1985 had been approved by the Joint Committee on Taxation. This action settled all unagreed issues for those years. The tax effect of the settlement was included in the 1992 tax provision as shown below (in millions):


   Current tax expense..............................   $  2
   Deferred tax benefit.............................    (19)
                                                       ----
     Total tax benefit..............................   $(17)
                                                       ====

7. RETIREMENT PLANS

   Railroad participates in BNI's pension plans, which are non-contributory defined benefit plans covering substantially all non-union employees. The benefits are based on years of credited service and the highest five-year average compensation levels. Contributions to the plans are determined by BNI and are limited to amounts that are currently deductible for tax purposes. Railroad's pension expense was $26 million, $31 million and $23 million in 1993, 1992 and 1991, respectively. Net pension cost for 1993 was lower than 1992 primarily due to a decrease in the rate of future compensation growth from 6 percent to 5.5 percent. The changes in pension cost for the two years ended December 31, 1992 were primarily attributable to the expected year-to-year changes in the discount rates.

   Railroad participates in a 401(k) thrift and profit sharing plan, sponsored by BNI, which covers substantially all non-union employees. BNI matches 35 percent of the first 6 percent of the employees' contributions, which is subject to certain percentage limits of the employees' earnings, at the end of each quarter. Depending on BNI's consolidated performance, an additional matching contribution of 20 or 40 percent can be made at the end of the year. Railroad's expense was $6 million, $4 million and $6 million in 1993, 1992 and 1991, respectively. Effective January 1, 1994, Railroad also participates in a 401(k) retirement savings plan, sponsored by BNI, which covers substantially all union employees which is non-contributory on the part of Railroad.

8. OTHER BENEFIT PLANS

POSTRETIREMENT BENEFITS

   Effective January 1, 1992, Railroad adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." BNI provides certain postretirement health care benefits, payable until age 65, for a small number of retirees who retired on or before March 1986.

   BNI provides life insurance benefits for eligible non-union employees. Railroad participates in these plans and adopted accrual accounting for the expense of these plans in 1992 by taking a $16 million cumulative effect charge to income in order to establish a liability for those benefits. Railroad pays benefits as claims are processed. In addition, Railroad's expense for these plans was approximately $1 million in both 1993 and 1992.

   Under collective bargaining agreements, Railroad participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums attributable to retirees, which are expensed as incurred, were $10 million in 1993 and $11 million in both 1992 and 1991.


POSTEMPLOYMENT BENEFITS

   In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires employers to recognize benefits provided to former or inactive employees after employment but before retirement, if certain conditions are met. In the first quarter of 1994, Railroad will adopt SFAS No. 112. The principal effect of adopting this standard will be to establish liabilities for long-term and short-term disability plans. The effect upon earnings to adopt this standard is expected to be approximately $15 to $20 million. The initial effect of applying this standard will be reported as the effect of a change in accounting method and previously issued financial statements will not be restated.

9. CASUALTY AND ENVIRONMENTAL RESERVES

   Casualty reserves consist primarily of personal injury claims, including work-related injuries to employees. Employees of Railroad are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act. Liabilities for personal injury claims are estimated through an actuarial model that considers historical data and trends and is designed to record those costs in the period of occurrence. Railroad conducts an ongoing review and analysis of claims and other information to ensure the continued adequacy of casualty reserves. To the extent costs exceed recorded accruals they will not materially affect Railroad's financial condition, results of operations or liquidity.

    Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at a number of sites and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

    Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when Railroad's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Railroad conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analysis.

    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. Railroad's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.


10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    Railroad has substantial lease commitments for railroad, highway and data processing equipment, office buildings and a taconite dock facility. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed purchase price options.

    Lease rental expense for operating leases was $205 million, $222 million and $211 million for the years ended December 31, 1993, 1992 and 1991, respectively.

    Minimum annual rental commitments were as follows (in millions):

                                                    Capital     Operating
Year ended December 31,                              Leases       Leases
- -----------------------                             -------     ---------
1994.........................................           $ 5        $  209
1995.........................................             4           185
1996.........................................             2           162
1997.........................................             -           146
1998.........................................             -           145
Thereafter...................................             1           911
                                                        ---        ------
    Total....................................            12        $1,758
Less amount representing interest............             2        ======
                                                        ---
    Present value of minimum lease payments..           $10
                                                        ===

    In addition to the above, Railroad also receives and pays rents for railroad equipment on a per diem basis, which is included in equipment rents.

OTHER COMMITMENTS AND CONTINGENCIES

    During 1993, Railroad entered into an agreement to acquire 350 new-technology alternating current traction motor locomotives. Railroad accepted delivery of one locomotive in 1993 and anticipates delivery of between approximately 60 and 100 each year from 1994 through 1997.

    Railroad has two locomotive electrical power purchase agreements, expiring in 1998 and 2001, that currently involve 199 locomotives. Payments required by the agreements are based upon the number of megawatt hours of energy consumed, subject to specified take-or-pay minimums. The rates specified in the two agreements are renegotiable every two years. Railroad's 1994 minimum commitment obligation is $48 million. Based on projected locomotive power requirements, Railroad's payments in 1994 are expected to be in excess of the minimum. Payments under the agreements totaled $53 million, $56 million and $55 million in 1993, 1992 and 1991, respectively, which exceeded the applicable minimums in each year. In 1990, Railroad entered into a letter of credit for the benefit of a vendor. This letter of credit is a performance guarantee for up to $15 million in major overhauls to be performed on the power purchase equipment.

    In connection with its program to transfer certain rail lines to independent operators, Railroad has agreed to make certain payments for services performed by the operators in connection with traffic that involves the shortlines and Railroad as carriers. These payments are not fixed in amount, will vary with such factors as traffic volumes and shortline costs and are not expected to exceed normal business requirements for services received. These payments are reflected as reductions to revenue to conform with reporting to the ICC. Revenues for these joint moves, including amounts applicable to the independent operator portion of the line haul, are reflected by Railroad as revenue from operations.

    There are no other commitments or contingent liabilities which Railroad believes would have a material adverse effect on the consolidated financial position, results of operations or liquidity.

11. OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes the following (in millions):

Year ended December 31,                                1993     1992     1991
- -----------------------                                ----     ----     ----
Gain on property dispositions.....................      $19     $  9     $  4
Interest income...................................        9       11        5
Loss on sale of receivables.......................       (9)     (11)     (20)
Litigation settlement agreement...................        -       47        -
Miscellaneous, net................................       (7)       1        1
                                                        ---     ----     ----
    Total.........................................      $12     $ 57     $(10)
                                                        ===     ====     ====

    In the first quarter of 1992, both Railroad and BNI were parties to a settlement agreement relating to the reimbursement of attorneys' fees and costs incurred by Railroad in connection with litigation filed by Energy Transportation Systems, Inc., and others, and reimbursement of a portion of the amount paid in prior years by Railroad in settlement of that action.
Under the terms of the settlement, Railroad received approximately $50 million before legal fees.


12. ACCOUNTING CHANGES

    Effective January 1, 1993, Railroad adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 modifies SFAS No. 96, which established the liability method of accounting for income taxes, and had been adopted by Railroad effective January 1, 1986. Railroad adopted SFAS No. 109 consistent with the transitional guidelines of SFAS No. 109. The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. There was no effect on net income, stockholder's equity or cash flows.

    In January 1992, the Emerging Issues Task Force of the FASB reached a consensus that origination of service revenue recognition was not an acceptable method beginning in 1992 for the freight services industry. Accordingly, effective January 1, 1992, Railroad changed its method of revenue recognition from one which recognized transportation revenue at the origination point, to a method whereby transportation revenue is recognized proportionately as a shipment moves from origin to destination. The cumulative effect, net of a $7 million income tax benefit, of the change on the prior year's revenue, at the time of adoption, decreased 1992 net income by $11 million.

    In the fourth quarter of 1992, effective January 1, 1992, Railroad adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and elected immediate recognition of the $16 million transition obligation. The cumulative effect, net of a $6 million income tax benefit, of the change on prior years', at the time of adoption, decreased 1992 net income by $10 million.

    Financial results for the first quarter of 1992 have previously been restated for the cumulative effect of the change in accounting method for revenue recognition, which had previously been reported in other income (expense), net and for the cumulative effect of the implementation of the accounting standard for postretirement benefits. There was no material effect on the second and third quarter, and those quarters were not restated for the adoption of SFAS No. 106.

13. 1991 SPECIAL CHARGE

    Included in 1991 results was a pre-tax special charge of $708 million related to railroad restructuring costs and increases in liabilities for casualty claims and environmental clean-up costs. The 1991 special charge included the following components:

RESTRUCTURING

    This program provided for work force reduction of employees. The restructuring program and related charge had two components:

. $185 million to provide for employee related costs for the elimination of surplus crew positions.

.   $40 million to provide for employee related costs for a separation program.

OTHER

. $350 million to increase casualty reserves based on an actuarial valuation and escalations in both the cost and number of projected hearing loss claims.

. $133 million to increase environmental reserves based on studies and analyses of potential environmental clean-up and restoration costs.

    The special charge reduced 1991 net income by $442 million.

14. RELATED PARTY TRANSACTIONS

    In addition to various corporate-related transactions with its parent, BNI, Railroad also rents under operating leases rolling stock and other property from BN Leasing Corporation (BNLC), a wholly owned subsidiary of BNI. The following is a summary of balances representing the result of transactions with related parties (in millions):

December 31,                                                    1993    1992
- ------------                                                    ----    ----
Short-term:
    Payable to BNLC for rent associated
      with property and equipment.......................        $  8     $  6
                                                                ====     ====
    Receivable from BNLC for accrued interest associated
      with the notes receivable for hub centers and rail
      facilities........................................        $  2     $  2
                                                                ====     ====

Long-term:
    Receivable from BNI, representing net settlement
      account for dividends, taxes and other............        $  9     $ 43
    Notes receivable from BNLC for hub centers..........          28       28
    Note receivable from BNLC for rail facilities.......          41       41
    Investments in affiliates...........................           7        7
    Receivable from other affiliates....................          19       14
                                                                ----     ----
      Total investments in and advances to affiliates...        $104     $133
                                                                ====     ====

    Railroad recorded the following amounts for transactions with related parties (in millions):

Year ended December 31,                                1993     1992    1991
- -----------------------                                ----     ----    ----
Rental expense..........................               $ 39     $ 32    $ 18
Interest income.........................                  7        8       3


    In prior years, Railroad transferred the Denver and Houston hub centers to Burlington Northern Railroad Holdings, Inc. (BNRRHI), a wholly owned subsidiary of Railroad. BNRRHI subsequently sold the hub centers to BNLC.
The hub centers, with a combined book value of $22 million, were sold for the fair market value of $28 million. BNRRHI received two promissory notes due October 31, 2000, with interest at 10.05 percent from BNLC for the total sale price. The notes will be paid off using proceeds generated from rental payments from Railroad to BNLC for use of the facilities at the rate of $3 million per year. No gain was recorded on the sale of the property.

    In prior years, Railroad purchased certain rail facilities at and between Ortonville, Minnesota and Terry, Montana from the South Dakota Rail
Authority. These properties were subsequently sold to BNLC for the recorded net book value of the property. Railroad received a promissory note from BNLC for the purchase price of $41 million. Interest at a rate of 10.0 percent is due annually. Principal is due at maturity on August 31, 2001. Railroad will make rental payments of $5 million per year until 2001 for use of these facilities. No gain or loss was recorded on the sale of the property.

REPORT OF INDEPENDENT ACCOUNTANTS






To the Stockholder and Directors of
Burlington Northern Railroad Company and Subsidiaries

  We have audited the consolidated financial statements and financial statement schedules of Burlington Northern Railroad Company and Subsidiaries listed in Item 14 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits according to generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Northern Railroad Company and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 and for revenue recognition and postretirement benefits other than pensions in 1992.






COOPERS & LYBRAND




Fort Worth, Texas
January 17, 1994

QUARTERLY FINANCIAL DATA-UNAUDITED

(Dollars in millions)                                                     QUARTER
- ---------------------                                   -------------------------------------------
                                                        Fourth       Third       Second       First
                                                        ------       -----       ------       -----
1993
  Revenues..................................            $1,246      $1,141       $1,142      $1,170
  Operating income..........................               220         118          146         166
  Net income (1)............................               125          34           81          92

1992
  Revenues..................................            $1,196      $1,158       $1,091      $1,185
  Operating income..........................               196         145          102         144
  Income before cumulative effect of changes
    in accounting methods (2)...............               128          75           50         102
  Cumulative effect of changes in accounting
    methods, net of tax.....................                 -           -            -         (21)
                                                        ------      ------       ------      ------
  Net income (3)............................            $  128      $   75       $   50      $   81
                                                        ======      ======       ======      ======

(1)  Results for the third quarter of 1993 include the effects of the Omnibus Budget
     Reconciliation Act of 1993 (the Act) which was signed into law on August 10, 1993.  The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $28 million through the date of enactment.  Results for the third quarter of 1993 also include the effects of the severe flooding in the Midwest.  Railroad estimates the flooding reduced revenues and operating income during the quarter by $44 million and $79 million, respectively, and reduced net income by $49 million.
(2)  Results for 1992 reflect the cumulative effect of the change in accounting method for revenue recognition, and the cumulative effect of the implementation of the accounting standard for postretirement benefits (Statement of Financial Accounting Standards No. 106).  The
     cumulative effect of the change in accounting method for revenue recognition decreased 1992 net income by $11 million.  The cumulative effect of the change in accounting method for postretirement benefits decreased 1992 net income by $10 million and had no immediate effect on cash flows.
(3)  Results for the fourth quarter of 1992 include a $17 million reduction in income tax expense as a result of a favorable Internal Revenue Service settlement which allowed Railroad to recognize additional depreciation deductions for income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

                     ITEMS TEN, ELEVEN, TWELVE AND THIRTEEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Not applicable - see Table of Contents note.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   Page
                                                                   ----
Financial Statements:
  Consolidated Statements of Operations for the three years
    ended December 31, 1993................................         17
  Consolidated Balance Sheets at December 31, 1993 and 1992         18
  Consolidated Statements of Cash Flows for the three years
    ended December 31, 1993................................         19
  Consolidated Statements of Changes in Common
    Stockholder's Equity for the three years ended
      December 31, 1993....................................         20
  Notes to Consolidated Financial Statements...............         21
Report of Independent Accountants..........................         34
Quarterly financial data-unaudited.........................         35
Consolidated Financial Statement Schedules for the three
  years ended December 31, 1993:
  Schedule V-Property, Plant And Equipment.................         40
  Schedule VI-Accumulated Depreciation, Depletion,
    And Amortization of Property, Plant And Equipment......         41
  Schedule VIII-Valuation And Qualifying Accounts..........         42
  Schedule X-Supplementary Income Statement Information....         43

Schedules other than those listed above are omitted for the reason that they are not required or not applicable, or the required information is included in the consolidated financial statements or related notes.

Exhibit Index

     The following exhibits are filed as part of this report.

Exhibit                                                              Page
Number                   Description                                Number
- -------                  -----------                                ------
  3.1     Certificate of Incorporation of Burlington Northern       **
          Railroad Company as amended through July 20, 1987.
  3.2     By-Laws of Burlington Northern Railroad Company           **
          as amended through July 17, 1991.
  4.1     The Company has either previously filed with the          *
          Securities and Exchange Commission or upon request will
          furnish a copy of any instrument with respect to the
          long-term debt of the Company (1989 Form 10-K, filed
          March 1990).
 10.1     Trade Receivables Purchase and Sale Agreement, dated as   *
          of December 15, 1989, as amended by Amendment dated as
          of December 15, 1989, by and among Burlington Northern
          Railroad Company, Corporate Asset Funding Company, Inc.
          and Citicorp North America, Inc. (1989 Form 10-K
          Amendment No. 1, filed March 1990).
 10.2     Trade Receivables Purchase and Sale Agreement, dated as   *
          of December 15, 1989, as amended by Amendment dated
          as of December 15, 1989, by and among Burlington
          Northern Railroad Company, the banks parties thereto and
          Citicorp North America, Inc. (1989 Form 10-K
          Amendment No. 1, filed March 1990).
 10.3     $500,000,000 Competitive Advance Facility and Revolving   *
          Credit Facility Agreement, dated October 18, 1991,
          between Burlington Northern Railroad Company and a
          consortium of lenders (Form 10-Q for the quarter ended
          September 30, 1991, filed October 1991).
 10.4     Employment Agreement, dated as of September 4, 1990, by   *
          and between Burlington Northern Railroad Company and Mr. John T. Chain (1990 Form 10-K, filed
          March 1991).
 10.5 Employment Agreement, dated as of September 18, 1991, by * and between Burlington Northern Railroad Company and Mr. Richard A. Russack (1991 Form 10-K, filed
          February 1992).

*         Exhibit is incorporated by reference as indicated.
**        Exhibit is filed with Form 10-K for the year ended December 31, 1993.

REPORTS ON FORM 8-K

     During the fourth quarter of 1993, there were no reports filed on Form
8-K.

                                   SIGNATURES

  Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Railroad Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BURLINGTON NORTHERN RAILROAD COMPANY

                      By /s/  GERALD GRINSTEIN
                      ------------------------------------
                      Gerald Grinstein,
                      Chairman and Chief Executive Officer



                                      Date    February 14, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Railroad Company and in the capacities and on the dates indicated.




/s/ GERALD GRINSTEIN         Chairman and
- -------------------------    Chief Executive Officer          February 14, 1994
    Gerald Grinstein


/s/ DAVID C. ANDERSON        Executive Vice President and
- -------------------------    Chief Financial Officer          February 14, 1994
    David C. Anderson


/s/ DON S. SNYDER            Vice President, Controller and
- -------------------------    Chief Accounting Officer         February 14, 1994
    Don S. Snyder


/s/ EDMUND W. BURKE          Director
- -------------------------                                     February 14, 1994
    Edmund W. Burke


/s/ WILLIAM E. GREENWOOD     Director
- -------------------------                                     February 14, 1994
    William E. Greenwood

                                                                      SCHEDULE V
            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                        PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN MILLIONS)

             Column A                           Column B     Column C     Column D     Column E      Column F
             --------                           --------     --------     --------     --------      --------
                                                 Balance                                             Balance
                                              at Beginning   Additions                               at End
          Classification                       of Period      at Cost    Retirements     Other(1)   of Period
          --------------                      ------------   ---------   -----------     --------   ---------
DECEMBER 31, 1993:
  Road, roadway structures and real estate...       $7,024        $455          $145         $ 8       $7,342
  Equipment..................................        1,744          75            40           5        1,784
                                                    ------        ----          ----         ---       ------
  Total......................................       $8,768        $530          $185         $13       $9,126
                                                    ======        ====          ====         ===       ======

DECEMBER 31, 1992:
  Road, roadway structures and real estate...       $6,759        $401          $152         $16       $7,024
  Equipment..................................        1,748          68            73           1        1,744
                                                    ------        ----          ----         ---       ------
  Total......................................       $8,507        $469          $225         $17       $8,768
                                                    ======        ====          ====         ===       ======

DECEMBER 31, 1991:
  Road, roadway structures and real estate...       $6,713        $313          $279         $12       $6,759
  Equipment..................................        1,757          42            52           1        1,748
                                                    ------        ----          ----         ---       ------
  Total......................................       $8,470        $355          $331         $13       $8,507
                                                    ======        ====          ====         ===       ======





(1)  Relates primarily to reused track materials from Materials and Supplies inventory used for additions to property.



            See accompanying notes to consolidated financial statements for information regarding depreciation methods and other matters.

                                                                     SCHEDULE VI
            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
            ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                       OF PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN MILLIONS)

             Column A                           Column B     Column C     Column D     Column E     Column F
             --------                           --------     --------     --------     --------      --------
                                                 Balance     Additions                               Balance
                                              at Beginning    Charged                                at End
          Classification                       of Period     to Income   Retirements     Other(1)   of Period
          --------------                      ------------   ---------   -----------     --------   ---------
DECEMBER 31, 1993:
  Road, roadway structures and real estate..        $2,565        $257          $ 83        $(62)      $2,677
  Equipment.................................           918          77            28          (6)         961
                                                    ------        ----          ----        ----       ------
  Total.....................................        $3,483        $334          $111        $(68)      $3,638
                                                    ======        ====          ====        ====       ======


DECEMBER 31, 1992:
  Road, roadway structures and real estate..        $2,483        $241          $ 88        $(71)      $2,565
  Equipment.................................           896          83            53          (8)         918
                                                    ------        ----          ----        ----       ------
  Total.....................................        $3,379        $324          $141        $(79)      $3,483
                                                    ======        ====          ====        ====       ======


DECEMBER 31, 1991:
  Road, roadway structures and real estate..        $2,464        $265          $158        $(88)      $2,483
  Equipment.................................           867          75            38          (8)         896
                                                    ------        ----          ----        ----       ------
  Total.....................................        $3,331        $340          $196        $(96)      $3,379
                                                    ======        ====          ====        ====       ======



(1)  Relates primarily to estimated net book value of retirements plus the cost to remove property before determination of excess depreciation on assets retained.


            See accompanying notes to consolidated financial statements for information regarding depreciation methods and other matters.

                                                                   SCHEDULE VIII


            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN MILLIONS)

        Column A                             Column B            Column C         Column D        Column E
        --------                             --------            --------         --------        --------
                                            Balance at       Additions Charged                   Balance at
      Description                      Beginning of Period       to Income       Deductions(1)  End of Period(2)
      -----------                      -------------------   -----------------   -------------  ----------------
DECEMBER 31, 1993:
  Casualty and environmental reserves..         $731                $261             $280             $712
                                                ====                ====             ====             ====

DECEMBER 31, 1992:
  Casualty and environmental reserves..         $713                $312             $294             $731
                                                ====                ====             ====             ====

DECEMBER 31, 1991:
  Casualty and environmental reserves..         $219                $798             $304             $713
                                                ====                ====             ====             ====


Notes:

(1)  Principally represents cash payments.

(2)  Classified in the consolidated balance sheets as follows:

                                              1993          1992          1991
                                              ----          ----          ----
Casualty and environmental reserves
  (current liabilities)............           $286          $249          $247
Casualty and environmental reserves
  (noncurrent liabilities).........            426           482           466
                                              ----          ----          ----
                                              $712          $731          $713
                                              ====          ====          ====

                                                                      SCHEDULE X

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN MILLIONS)



                          Column A                                                                  Column B
                          --------                                                                  --------
                                                                                                   Charged to
                                                                                                   Costs and
                            Item                                                                    Expenses
                            ----                                                                   ----------
1993:
     Maintenance and repairs..........................                                                $1,765
     Taxes, other than payroll and income taxes:
       Property.......................................                                                    73
       Other..........................................                                                    31


1992:
     Maintenance and repairs..........................                                                $1,748
     Taxes, other than payroll and income taxes:
       Property.......................................                                                    72
       Other..........................................                                                    33


1991:
     Maintenance and repairs..........................                                                $1,781
     Taxes, other than payroll and income taxes:
       Property.......................................                                                    71
       Other..........................................                                                    37

Note:     Items omitted are either less than one percent of consolidated revenues or are disclosed elsewhere in the consolidated financial statements or notes thereto.


                                 Exhibit Index


                                                                 Sequentially
Exhibit                                                            Numbered
Number                   Description                                 Page
- -------                  -----------                             ------------
  3.1     Certificate of Incorporation of Burlington Northern
          Railroad Company as amended through July 20, 1987.

  3.2 By-Laws of Burlington Northern Railroad Company as amended through July 17, 1991.