Form 10-Q
period 1994-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1994-05-02
CIK 15511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

 XX QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

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

                                 (817) 333-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding

Common stock, without par value
  as of March 31, 1994*                              1,000 shares

*Burlington   Northern   Railroad  Company  is  a  wholly owned  subsidiary  of
 Burlington Northern Inc. (BNI) and there is no market data with respect to such shares.

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES


                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements.................................       1

    Item 2.  Management's Analysis of Results of Operations.......       5




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings....................................       9

    Item 6.  Exhibits and Reports on Form 8-K.....................      10






























                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Millions)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1994        1993

Revenues...............................................      $1,210      $1,170

Costs and expenses:
  Compensation and benefits............................         445         440
  Fuel.................................................          83          88
  Materials............................................          85          80
  Equipment rents......................................         112          99
  Purchased services...................................         118         106
  Depreciation.........................................          81          83
  Other................................................         108         108

    Total costs and expenses...........................       1,032       1,004

Operating income......................................          178         166

Interest expense.......................................          21          20
Other income, net......................................           2           1

Income before income taxes and cumulative effect of
  change in accounting method..........................         159         147
Income tax expense.....................................          62          55
Income before cumulative effect of change in accounting
  method...............................................          97          92
Cumulative effect of change in accounting for
  postemployment benefits, net of tax..................         (10)          -
Net income.............................................      $   87      $   92

















See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                       March 31,      December 31,
                                                    1994             1993
Current assets:
  Cash and cash equivalents...................     $   23           $   17
  Accounts receivable, net....................        594              591
  Materials and supplies......................        121               91
  Current portion of deferred income taxes....        159              167
  Other current assets........................         41               23
    Total current assets......................        938              889

Property and equipment, net...................      5,506            5,488
Advances to affiliates........................        165              104
Other assets..................................        136              130
    Total assets..............................     $6,745           $6,611

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable............................     $  526           $  498
  Casualty and environmental reserves.........        269              286
  Compensation and benefits payable...........        238              269
  Taxes payable...............................        116              131
  Accrued interest............................         34               22
  Other current liabilities...................         49               69
  Current portion of long-term debt...........        175              177
  Commercial paper............................        127               26
    Total current liabilities.................      1,534            1,478

Long-term debt................................        691              702
Deferred income taxes.........................      1,334            1,329
Casualty and environmental reserves...........        427              426
Other liabilities.............................        178              182
    Total liabilities.........................      4,164            4,117

Common stockholder's equity:
  Common stock, without par value, 1,000
    shares authorized, issued and outstanding.      1,191            1,191
  Retained earnings...........................      1,390            1,303
    Total common stockholder's equity.........      2,581            2,494
    Total liabilities and stockholder's equity     $6,745           $6,611











See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1994           1993
Cash flows from operating activities:
  Net income ......................................     $   87         $   92
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting
        method.....................................         10              -
      Depreciation.................................         81             83
      Deferred income taxes........................         20             20
      Changes in current assets and liabilities:
        Accounts receivable, net...................         (3)             7
        Materials and supplies.....................        (29)           (20)
        Other current assets.......................        (18)            (1)
        Accounts payable...........................         28              6
        Casualty and environmental reserves........        (17)           (11)
        Compensation and benefits payable..........        (33)           (20)
        Taxes payable..............................        (15)            10
        Accrued interest...........................         12             17
        Other current liabilities..................        (20)           (19)
      Changes in long-term casualty and
        environmental reserves.....................          1              7
      Other, net...................................        (24)           (25)
Net cash provided by operating activities..........         80            146

Cash flows from investing activities:
  Additions to property and equipment..............       (100)           (66)
  Advances to affiliates, net......................        (61)           (51)
  Proceeds from property and equipment dispositions          5              8
  Other, net.......................................         (5)            (6)
Net cash used in investing activities                     (161)          (115)

Cash flows from financing activities:
  Net increase in commercial paper.................        101              -
  Payments on long-term debt.......................        (14)           (35)
Net cash provided by (used in) financing activities         87            (35)

Increase (decrease) in cash and cash equivalents...          6             (4)
Cash and cash equivalents:
  Beginning of period..............................         17             57
  End of period....................................     $   23         $   53

Supplemental cash flow information:
  Interest paid....................................     $    9         $   10
  Income taxes paid................................         43             26




See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Accounting policies

     The 1993 Annual Report on Form 10-K for Burlington Northern Railroad Company (Railroad), a wholly owned subsidiary of Burlington Northern Inc.
     (BNI), includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Railroad's financial position as of March 31, 1994 and December 31, 1993 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

2.   Other income, net

     Other income (expense), net includes the following (in millions):

                                                            Three Months Ended
                                                                 March 31,
                                                              1994       1993

     Interest income............................             $    2     $    2
     Gain on property dispositions..............                  2          1
     Loss on sale of receivables................                 (2)        (3)
     Miscellaneous, net.........................                  -          1
     Total......................................             $    2     $    1

3.   Accounting change

     Effective January 1, 1994, Railroad adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 first quarter income by $10 million.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.   Management's Analysis of Results of Operations

Results of Operations

Three months ended March 31, 1994 compared with three months ended March 31,
1993

Railroad recorded net income of $87 million compared with net income of $92 million for the same period in 1993. Results for 1994 were reduced by a $10 million, net of tax, cumulative effect of an accounting change for postemployment benefits.

Revenues

The following table presents Railroad's revenue information by business unit for the three months ended March 31:


                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Three months ended March 31,             1994     1993      1994       1993     1994        1993
                                         (In Millions)       (In Millions)         (In Cents)
Coal..............................      $  418   $  381    32,502     29,092     1.29        1.31
Agricultural Commodities..........         196      217     7,964     10,408     2.46        2.08
Intermodal........................         178      176     5,897      5,724     3.02        3.07
Forest Products...................         122      122     5,053      5,116     2.41        2.38
Chemicals.........................          99       99     3,522      3,633     2.81        2.73
Consumer Products.................          65       65     2,278      2,244     2.85        2.90
Minerals Processors...............          46       42     1,900      1,729     2.42        2.43
Iron & Steel......................          40       42     1,985      1,925     2.02        2.18
Vehicles & Machinery..............          47       45       628        572     7.48        7.87
Aluminum, Nonferrous Metals & Ores          26       27       999      1,015     2.60        2.66
Shortlines and other..............         (27)     (46)   (2,223)    (3,064)       -           -
Total.............................      $1,210   $1,170    60,505     58,394     2.00        2.00

Total revenues for the first quarter of 1994 were $1,210 million compared with $1,170 million for the same period in 1993. The $40 million increase was primarily due to improved Coal revenues. Lower Agricultural Commodities revenues were partially offset by reduced shortlines and other.

Coal revenues improved $37 million during the first quarter of 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles which were partially depleted during the 1993 summer flooding. Partially offsetting the increase in traffic was a decline in yields. Lower yields resulted from continuing competitive pricing pressures in contract renegotiations and declining cost indices.

Revenues from the transportation of Agricultural Commodities during the first quarter of 1994 were $21 million less than the first quarter of 1993, primarily as a result of a decline in volumes. This traffic decrease was caused by numerous factors including adverse weather conditions that constrained both Railroad and customer operations, and reduced crop production. Corn and soybean revenues were less than prior year revenues by

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

$19 million and $9 million, respectively. These declines were primarily volume related, and were mostly attributable to reduced crop production and lower export demand. Flour/mill products and milo revenues also experienced year-over-year decreases. Partially offsetting the decline in volumes was an increase in yield, caused by traffic mix, price and length of haul, as well as a $9 million improvement in barley revenues. The increase in barley revenues was due to strong domestic demand, caused by favorable market conditions during the first quarter of 1994.

Current quarter revenues for Minerals Processors improved by $4 million when compared with the first quarter of 1993. Stronger clays and aggregates traffic, primarily related to increased export demand for bentonite clay, caused the majority of the increase in revenues for the quarter. Also, a rise in construction activity boosted glass minerals and cement revenues.

First quarter revenues for Intermodal, Forest Products, Chemicals, Consumer Products, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat compared with the first quarter of 1993. Intermodal revenues will be reduced in futue periods reflecting Railroad's decision to close two Intermodal hub centers in Texas beginning with the second quarter.

Total current year revenues also benefited from a $19 million reduction in shortlines and other. This decline was partially due to increased miscellaneous revenue of $8 million, additional haulage agreement revenues and a $6 million decrease in payments to shortline railroads caused by less Railroad traffic on their lines.

Expenses

Total operating expenses for the first quarter of 1994 were $1,032 million compared with expenses of $1,004 million for the same period in 1993. The operating ratio was 85 percent, an improvement of 1 percentage point compared with the first quarter of 1993, as increased revenues more than offset increased operating expenses.

Compensation and benefits expenses were $5 million greater compared with the first quarter of 1993. The combination of severe winter weather, the three percent basic wage increase for union represented employees effective July 1993 and higher traffic volumes caused increased wages and related payroll taxes. Increases in salaries and pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses. These increases were partially offset by a $7 million decrease caused by reduced crew sizes in the Northern tier, decreases for cost of living allowances and decreases in an annuity tax.

Fuel expenses for the quarter were $5 million lower compared with 1993 primarily due to a $7 million price variance. The average price paid for diesel fuel decreased from 60.4 cents per gallon in the first quarter of 1993 to 55.5 cents per gallon in the first quarter of 1994 despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, as part of the Omnibus Budget Reconciliation Act of 1993. These savings were partially offset by increased consumption due to a higher traffic volume and

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

the severe weather experienced in January and February 1994. Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and futures contracts.

Materials expenses for the first quarter of 1994 increased $5 million compared with 1993, primarily due to higher locomotive and track materials costs which partially resulted from the severe winter weather. Repairs for locomotives increased due to weather-induced equipment failures, a larger fleet size in 1994 and a demand for locomotive power necessitating a higher in-service status for the fleet.

Equipment rents expenses were $13 million higher than the first quarter of 1993 principally due to an increase in car-hire expenses of $6 million and additional rentals from an affiliate. Expanded automotive traffic increased rentals of flat cars and autoracks, and strong chemicals shipments increased rentals of tank cars. Decreased train velocity caused by severe weather operating conditions also resulted in higher car-hire expenses. Higher costs were further attributable to a larger leased covered hopper fleet size and increased lease rates as well as the leasing of locomotives to meet power requirements.

Purchased services for the quarter increased $12 million from the first quarter of 1993. The most significant contributing factors were higher intermodal and automotive traffic related costs and third party locomotive maintenance and repairs costs. These increases were partially offset by haulage agreement related payments from the Atchison, Topeka and Santa Fe Railroad (ATSF) for services provided by Railroad to ATSF.

Depreciation expense for the first three months of 1994 was slightly lower than the same period in 1993.

Other operating expenses remained constant compared with the first quarter of 1993. An $11 million decrease in costs associated with personal injury claims was offset by increases in derailment-related expenses, property taxes and various other costs.

Interest expense for the quarter increased only $1 million compared with the first quarter in 1993 primarily due to a favorable court ruling in 1993 which reduced interest expense for the 1993 period.

Other income, net was $1 million higher in the first quarter of 1994 compared with the same period in 1993.

The effective tax rate was 38.8 percent for 1994 compared with 37.4 percent for the first quarter of 1993. This increase resulted primarily from the 1 percent increase in the corporate federal income tax rate as a part of the Omnibus Budget Reconciliation Act of 1993.

Other matters

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws,

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Railroad is involved in a number of administrative and judicial proceedings in which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. Railroad paid approximately $5 million during the three months ended March 31, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $120 million in future years to remediate and restore these sites.

Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. Railroad's best estimate of unasserted claims was approximately $5 million as of March 31, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Wheat and Barley Transportation Rates

In September 1980 a class action lawsuit was filed against Railroad in United States District Court for the District of Montana ("District Court") challenging the reasonableness of Railroad's export wheat and barley rates.
The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that Railroad's single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981 the District Court referred the rate reasonableness issue to the Interstate Commerce Commission ("ICC"). Subsequently, the State of Montana filed a complaint at the ICC challenging Railroad's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

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

Railroad appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. Railroad's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

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

On July 22, 1993, the ICC served an order in response to the D.C. Circuits' February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of BN wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. The parties are now engaged in discovery.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                           PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         None.

     B.  Reports on Form 8-K

         During the quarter covered by this report there were no reports on Form 8-K filed.

         Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BURLINGTON NORTHERN RAILROAD COMPANY
                               (Registrant)




                               By:  Don S. Snyder
                                    Vice President, Controller



                               By:  David C. Anderson
                                    Executive Vice President &
                                      Chief Financial Officer






Date:  May 2, 1994