Form 10-Q
period 1994-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1994-08-04
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                 (817) 333-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes   X      No
                                                            ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding
             -----                                   -----------
Common stock, without par value
  as of June 30, 1994*                               1,000 shares

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


                               TABLE OF CONTENTS



PART I       FINANCIAL INFORMATION                                     Page
                                                                       ----

    Item 1.  Financial Statements.................................       1

    Item 2.  Management's Analysis of Results of Operations.......       5




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings....................................      10

    Item 6.  Exhibits and Reports on Form 8-K.....................      12








                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Millions)
                                  (Unaudited)


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------------------     ----------------
                                        1994        1993        1994     1993
                                       ------      ------     -------   ------
Revenues..........................     $1,192      $1,142      $2,402   $2,312

Costs and expenses:
  Compensation and benefits.......        423         414         868      854
  Fuel............................         89          89         172      177
  Materials.......................         70          74         155      154
  Equipment rents.................        122         102         238      201
  Purchased services..............        117         119         235      225
  Depreciation....................         82          82         163      165
  Other...........................        115         116         219      224
                                       ------      ------       -----    -----
    Total costs and expenses......      1,018         996       2,050    2,000
                                       ------      ------       -----    -----
Operating income..................        174         146         352      312

Interest expense..................         21          22          42       42
Other income, net.................          2           4           4        5
                                       ------      ------       -----    -----

Income before income taxes and
  cumulative effect of change in
  accounting method...............        155         128         314      275
Income tax expense................         60          47         122      102
                                       ------      ------       -----    -----
Income before cumulative effect of
  change in accounting method.....         95          81         192      173
Cumulative effect of change in
  accounting method, net of tax...          -           -         (10)       -
                                       ------      ------      ------   ------
Net income........................     $   95      $   81      $  182   $  173
                                       ======      ======      ======   ======








See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                       June 30,       December 31,
                                                    1994             1993
                                                  --------       ------------
Current assets:
  Cash and cash equivalents...................     $   18           $   17
  Accounts receivable, net....................        574              591
  Material and supplies.......................        117               91
  Current portion of deferred income taxes....        170              167
  Other current assets........................         46               23
                                                   ------           ------
    Total current assets......................        925              889

Property and equipment, net...................      5,662            5,488
Investments in and advances to affiliates.....         96              104
Other assets..................................        139              130
                                                   ------           ------
    Total assets..............................     $6,822           $6,611
                                                   ======           ======

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable............................     $  509           $  498
  Casualty and environmental reserves.........        274              286
  Compensation and benefits payable...........        252              269
  Taxes payable...............................        129              131
  Accrued interest............................         20               22
  Other current liabilities...................         47               69
  Current portion of long-term debt...........         28              177
  Commercial paper............................        204               26
                                                   ------           ------
       Total current liabilities..............      1,463            1,478

Long-term debt................................        723              702
Deferred income taxes.........................      1,368            1,329
Casualty and environmental reserves...........        410              426
Other liabilities.............................        182              182
                                                   ------           ------
    Total liabilities.........................      4,146            4,117
                                                   ------           ------
Common stockholder's equity:
  Common stock, without par value, 1,000
    shares authorized, issued and outstanding.      1,191            1,191
  Retained earnings...........................      1,485            1,303
                                                   ------           ------
    Total common stockholder's equity.........      2,676            2,494
                                                   ------           ------
    Total liabilities and stockholder's equity     $6,822           $6,611
                                                   ======           ======








         See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                        ---------------------
                                                         1994           1993
                                                        ------         ------
Cash flows from operating activities:
  Net income .......................................    $  182         $  173
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting
        method......................................        10              -
      Depreciation..................................       163            165
      Deferred income taxes.........................        43             32
      Changes in current assets and liabilities:
        Accounts receivable, net....................        17             10
        Materials and supplies......................       (27)             1
        Other current assets........................       (23)           (13)
        Accounts payable............................        11            (13)
        Casualty and environmental reserves.........       (12)            17
        Compensation and benefits payable...........       (19)           (29)
        Taxes payable...............................        (2)            20
        Accrued interest............................        (2)             5
        Other current liabilities...................       (22)           (22)
      Changes in long-term casualty and
        environmental reserves......................       (16)           (24)
      Other, net....................................       (26)           (29)
                                                        ------         ------
Net cash provided by operating activities...........       277            292
                                                        ------         ------
Cash flows from investing activities:
  Additions to property and equipment...............      (286)          (217)
  Collections from (advances to) affiliates, net....         8           (110)
  Proceeds from property and equipment dispositions         13             14
  Other, net........................................       (11)           (15)
                                                        ------         ------
Net cash used in investing activities...............      (276)          (328)
                                                        ------         ------
Cash flows from financing activities:
  Net increase in commercial paper..................       178             98
  Payments on long-term debt........................      (178)           (70)
  Dividends paid....................................         -            (24)
                                                        ------         ------
Net cash provided by financing activities...........         -              4
                                                        ------         ------
Increase (decrease) in cash and cash equivalents....         1            (32)
Cash and cash equivalents:
  Beginning of period...............................        17             57
                                                        ------         ------
  End of period.....................................    $   18         $   25
                                                        ======         ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized.........    $   42         $   44
  Income taxes paid, net of refunds.................        79             61

Supplemental, noncash investing and financing
  activities information:
  Assets financed through a capital lease obligation    $   50         $    -

See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Accounting policies

     The 1993 Annual Report on Form 10-K for Burlington Northern Railroad Company (Railroad), a wholly owned subsidiary of Burlington Northern Inc.
     (BNI), includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Railroad's financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

2.   Other income, net

     Other income (expense), net includes the following (in millions):

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                        ------------------    ----------------
                                         1994        1993      1994       1993
                                        ------      ------   ------     ------
     Interest income..............      $    3      $    3   $    5     $    5
     Gain on property dispositions           1           5        3          6
     Loss on sale of receivables..          (2)         (2)      (4)        (5)
     Miscellaneous, net...........           -          (2)       -         (1)
                                        ------      ------   ------     ------
     Total........................      $    2      $    4   $    4     $    5
                                        ======      ======   ======     ======

3.   Accounting change

     Effective January 1, 1994, Railroad adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 income by $10 million.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.   Management's Analysis of Results of Operations

Results of Operations

Six months ended June 30, 1994 compared with six months ended June 30, 1993

Railroad had net income of $182 million for the first six months of 1994 compared with net income of $173 million for the same period in 1993.

Revenues

The following table presents Railroad's revenue information by business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------    -----------------    ----------------
Six months ended June 30,                1994     1993      1994       1993     1994        1993
- - ------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal...............................     $  835   $  754    67,532     59,042     1.24        1.28
Agricultural Commodities...........        354      380    14,296     17,502     2.48        2.17
Intermodal.........................        350      357    11,681     11,537     3.00        3.09
Forest Products....................        248      241    10,363      9,904     2.39        2.43
Chemicals..........................        206      205     7,346      7,432     2.80        2.76
Consumer Products..................        129      126     4,509      4,349     2.86        2.90
Minerals Processors................         98       92     3,967      3,752     2.47        2.45
Iron & Steel......................          84       87     3,994      4,048     2.10        2.15
Vehicles & Machinery...............         97       94     1,293      1,223     7.50        7.69
Aluminum, Nonferrous Metals & Ores          51       53     1,941      2,047     2.63        2.59
Shortlines and other...............        (50)     (77)   (4,277)    (5,468)       -           -
                                        ------   ------   -------    -------
Total..............................     $2,402   $2,312   122,645    115,368     1.96        2.00
                                        ======   ======   =======    =======

Total revenues for the first six months of 1994 were $2,402 million compared with revenues of $2,312 million for the same period in 1993. The $90 million improvement was primarily attributable to Coal revenues. Lower Agricultural Commodities revenues were offset by reduced Shortlines and other.

Coal revenues improved $81 million during the first six months of 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles which were partially depleted during the 1993 summer flooding. Partially offsetting the increase in traffic was a decline in revenues per revenue ton mile. Lower yields resulted from continuing competitive pricing pressures in contract renegotiations and declining cost indices.

Revenues from the transportation of Agricultural Commodities during 1994 were $26 million less than the first six months of 1993, primarily as a result of a decline in volumes. This decrease was principally caused by corn and soybean revenues which were less than prior year revenues by $31 million and $10 million, respectively. These volume related declines were largely attributable to reduced crop production and lower export demand. A $13 million improvement in barley revenues, caused by favorable market conditions during the first six months of 1994 partially offset corn and soybean results. The impact of the overall volume decline was reduced by an increase in yield which is a product of traffic mix, price and length of haul.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Analysis of Results of Operations

Revenues for Intermodal decreased $7 million, for the year, while Forest Products and Minerals Processors revenues increased $7 million and $6 million, respectively, when compared with the same period in 1993. Intermodal revenues reflect Railroad's decision to close two intermodal hub centers in Texas beginning in the second quarter of this year. Railroad has estimated lost revenues in excess of $25 million for the first six months of 1994 relating to the closure of these hubs. Withdrawal from the Texas market, however, has helped improve operating performance in Railroad's key intermodal lanes, boosting revenues from existing customers and offsetting a portion of the lost revenues. Increased housing starts during the current year contributed to a $10 million improvement in lumber revenues within Forest Products revenues, while improved Minerals Processors revenues resulted from stronger clays and aggregates traffic caused by an increase in export demand.

Current year revenues for Chemicals, Consumer Products, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat compared with the same period in 1993.

Total current year revenues also benefited from a $27 million reduction in Shortlines and other. This decline was partially due to a decrease in amounts due to shortline railroads caused by less Railroad traffic on their lines, additional haulage agreement revenues and increased miscellaneous revenues.

Expenses

Total operating expenses for the first six months of 1994 were $2,050 million compared with expenses of $2,000 million for the same period in 1993. The operating ratio for the six months ended June 30, 1994 was 85 percent, an improvement of 2 percentage points compared with the same period in 1993.

Compensation and benefits expenses for the first six months of 1994 were $14 million greater when compared with 1993. The combination of higher traffic volumes in 1994, the three percent basic wage increase for union represented employees, effective July 1993, and severe winter weather in January and February of 1994 caused an increase in excess of $18 million to wages and related payroll taxes. Increases in salaries, related payroll taxes and pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses. These increases were partially offset by a $14 million decrease due to reduced crew sizes in the Northern tier, decreases for cost of living allowances and decreases in railroad unemployment and annuity taxes.

Fuel expenses for the first six months of 1994 were $5 million lower compared with 1993 primarily due to a favorable price variance of $16 million. The average price paid for diesel fuel decreased to 56.6 cents per gallon in 1994 from 61.7 cents per gallon in 1993 despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These savings were partially offset by increased consumption due to higher traffic volumes and severe weather experienced in January and February of 1994. Railroad has a program

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Analysis of Results of Operations

to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses for the first six months of 1994 increased $1 million compared with 1993, primarily due to higher track and locomotive materials costs resulting from higher maintenance levels and severe winter weather experienced in January and February of 1994. These costs were partially offset by increased scrap sales due to the higher maintenance levels and a reduction in expenditures for safety and protective equipment deployed in 1993.

Equipment rents expenses for the first six months of 1994 were $37 million higher than the first six months of 1993. A significant factor was payments of $11 million for failure to achieve service commitments under various transportation agreements. Also contributing to the increase were higher lease rentals, for both rail cars and locomotives, higher car-hire expenses and increased rentals from an affiliate. These increases were attributable to traffic volume growth coupled with decreased train velocity. Slower performance resulted from severe weather operating conditions in January and February of 1994 and general equipment congestion caused by the additional rail cars in service.

Year-to-date purchased services expenses increased $10 million compared with the same period in 1993. The most significant contributing factors were higher intermodal and automotive traffic-related costs. These increases were partially offset by payments received from The Atchison, Topeka and Santa Fe Railway Company (ATSF) for the reimbursement of operating services provided by BN to ATSF.

Depreciation expense for the first six months of 1994 was slightly lower than the same period in 1993.

Other operating expenses were $5 million less compared with the first six months of 1993. A $23 million decrease in costs associated with personal injury claims was substantially offset by an increase in derailment-related expenses of approximately $10 million and higher property taxes.

Interest expense for the year remained constant with 1993. A decrease in interest expense due to a lower average outstanding debt balance in 1994 was offset by a favorable court ruling in 1993 which reduced interest expense for the 1993 period.

Other income, net was $1 million lower in 1994 compared with the same period in 1993. This primarily resulted from lower net gains on property dispositions occurring in 1994 as compared with 1993.

The effective tax rate was 38.8 percent for the first six months of 1994 compared with 37.1 percent for the same period in 1993. This increase resulted primarily from the 1 percent increase in the corporate federal income tax rate as a part of the Omnibus Budget Reconciliation Act of 1993. This rate change was enacted in the third quarter of 1993 with retroactive application. Previously issued financial statements were not adjusted.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Analysis of Results of Operations

Other Matters
- - -------------
Environmental issues

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

Railroad is involved in a number of administrative and judicial proceedings in which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. Railroad paid approximately $9 million during the six months ended June 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $110 million in future years to remediate and restore these sites.

Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. Railroad's best estimate of unasserted claims was approximately $5 million as of June 30, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Analysis of Results of Operations

insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

Proposed merger

As of June 29, 1994, BNI and Santa Fe Pacific Corporation (Santa Fe) entered into an Agreement and Plan of Merger (the Agreement) pursuant to which, on the terms and conditions set forth in the Agreement, Santa Fe will merge (the Merger) with and into BNI, and BNI will be the surviving corporation. On June 30, 1994, BNI and Santa Fe issued a joint press release announcing, among other things, the execution of the Agreement and describing the conversion of each Santa Fe share into 0.27 of a share of BNI common stock to be effected upon consummation of the proposed Merger. Consummation of the Merger is subject to approval by the stockholders of BNI and Santa Fe, approval by the Interstate Commerce Commission, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. As is typical in the context of a merger, upon stockholder approval, certain benefits of Railroad officers and employees will vest. In particular, restrictions placed upon certain BNI stock grants will lapse and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, will then be a non-cash charge to compensation and benefits expense. As of June 30, 1994 such unearned compensation relating to restricted stock was approximately $27 million. BNI is currently evaluating alternatives pursuant to which such restrictions would continue to remain in effect by the voluntary action of certain Railroad officers and employees and accordingly, may delay the timing of recognition of the unearned compensation as expense and the amount thereof. While BNI and Railroad expect to incur additional costs related to the merger, it is anticipated that the combined company will realize significant business and economic advantages not available to either company on a stand alone basis.

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

Environmental Proceeding

On May 25, 1994, the United States Department of Justice ("Department") filed suit on behalf of the United States Environmental Protection Agency ("EPA") against Railroad in United States District Court for the Eastern District of

              BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                            PART II OTHER INFORMATION

Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 30, 1992, (2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993. The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA calculates the statutory maximum penalty associated with these three spills to be $10,137,000. Railroad's answer in the suit is not yet due.

Under the applicable water pollution statutes it appears that some fine against Railroad is likely. However, such statutes, specifically 33 U.S.C. Section 1321(b)(8), provide that penalties shall be mitigated based upon factors such as the seriousness of the violation, the economic benefit to the violator, the degree of culpability, the history of violation and the response of the violator to minimize or mitigate the adverse effects of the spill.
Furthermore, issues concerning whether the Worland spill occurred in navigable waters of the United States and whether the EPA's calculations for the Nemadji spill are proper significantly affect the amount of any fine. Based upon the facts of these spills and Railroad's conduct, all of the above-referenced mitigation factors favor a substantially lower fine than that calculated by the EPA and the Department.

Settlement meetings with the Department have involved discussions of the basis for the Department's claims and penalty calculations, and Railroad has presented mitigating factors in the context of the allegations. Progress toward settlement has been achieved and the Railroad has made a settlement proposal. The Department has visited the spill site, and the Railroad is awaiting the government's settlement response. If a compromise is not reached, however, Railroad believes that it has substantial defenses to, and evidence to mitigate the severity of any fines which could be imposed. Railroad believes it can demonstrate that the amounts claimed by the government are out of proportion to any reasonable assessment. Accordingly, in litigation, Railroad believes it should be successful in significantly reducing the amount of any fine from the above calculated statutory maximum.

              BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:

         Designation                        Nature of Exhibit
         -----------                        -----------------

            10.1 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of May 6, 1994, between Burlington Northern Railroad Company and a consortium of lenders.

            10.2 5-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of May 6, 1994, between Burlington Northern Railroad Company and a consortium of lenders.

            10.3 Employment Agreement, dated April 22, 1994, between Burlington Northern Railroad Company and Mr. Ronald A. Rittenmeyer.

            10.4 Employment Agreement, dated April 18, 1994, between Burlington Northern Railroad Company and Mr. Greg Swienton.

     B.  Reports on Form 8-K

         During the period, a report on Form 8-K, dated June 29, 1994 was filed attaching a press release announcing the execution of an Agreement and Plan of Merger, dated as of June 29, 1994, between Burlington Northern Inc. and Santa Fe Pacific Corporation describing the conversion of Santa Fe shares to be effected upon consummation of the proposed Merger and setting forth certain conditions upon which the proposed Merger is contingent.

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



                               BURLINGTON NORTHERN RAILROAD COMPANY
                               (Registrant)




                               By: /s/ Don S. Snyder
                                   --------------------------------
                                   Vice President, Controller



                               By: /s/ David C. Anderson
                                   --------------------------------
                                   Executive Vice President &
                                      Chief Financial Officer






Date:  August 4, 1994

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                                 Exhibit Index

                                                                   Sequentially
Exhibit                                                              Numbered
Number                    Description                                  Page
- - -------                   -----------                              ------------

 10.1 364-Day Competitive Advance and Revolving Credit Facility Agreement, dated as of May 6, 1994, between Burlington Northern Railroad Company and a consortium of lenders.

 10.2 5-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of May 6, 1994, between Burlington Northern Railroad Company and a consortium of lenders.

 10.3                     Employment Agreement, dated
                          April 22, 1994, between Burlington
                          Northern Railroad Company and
                          Mr. Ronald A. Rittenmeyer.

 10.4                     Employment Agreement, dated
                          April 18, 1994, between Burlington
                          Northern Railroad Company and
                          Mr. Greg Swienton.