Form 10-K/A
period 1993-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1994-10-05
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                 ----------------------------------------------------------

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
             ----------------------------------------------------------

                                        None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----      -----

            Class                                              Outstanding
            -----                                              -----------
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

                              Table of Contents
                              -----------------

           Item                                                           Page
           ----                                                           ----

Part I     1.        Business..........................................    1

           2.        Properties........................................    1


Part II    7.        Management's Narrative Analysis of Results of
                       Operations......................................    9

           8.        Financial Statements and Supplementary Data.......   16

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

  Percent of revenues was calculated before consideration of shortline payments and other miscellaneous revenues. The principal contributors to rail transportation revenues were as follows (revenues and revenue ton miles in millions, carloadings in thousands):

                                                  Year ended December 31,
                                            ----------------------------------
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

                                                  Year ended December 31,
                                            ----------------------------------
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

Operating factors

  Certain significant operating statistics were as follows:

                                                                     Year ended December 31,
                                                   -----------------------------------------------------------
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

Equipment

  Railroad owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1993:

                                                         Number of Units
                                                    ---------------------------
Locomotives:                                         Owned    Leased     Total
                                                    -------   ------     ------
  Freight......................................        581     1,334     1,915
  Passenger....................................          -         2         2
  Multi-purpose................................        151        58       209
  Switching....................................        176        18       194
                                                    ------    ------    ------
    Total locomotives..........................        908     1,412     2,320
                                                    ======    ======    ======

Freight Cars:
  Box-general purpose..........................        776     2,813     3,589
  Box-specially equipped.......................      4,587       689     5,276
  Gondola......................................      4,811     2,013     6,824
  Hopper-open top..............................      7,744     1,210     8,954
  Hopper-covered...............................     16,528    12,640    29,168
  Refrigerator.................................      3,347         9     3,356
  Flat.........................................      3,280       494     3,774
  Caboose......................................        498         -       498
  Other........................................        552         7       559
                                                    ------    ------    ------
    Total freight cars.........................     42,123    19,875    61,998
                                                    ======    ======    ======

Commuter passenger cars........................          -       141       141
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


  In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2, which represents the culmination of the program to eliminate surplus crew positions, was accrued for in the $185 million restructuring component of the June 1991 special charge. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

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

                                    PART II

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

Revenues

  During 1993, Railroad refined its customer oriented business units by creating smaller, more focused business units. The following table presents Railroad's revenue information by business unit, and includes reclassification of prior-year information to conform to current year presentation:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------   ------------------    ----------------
                                         1993     1992      1993       1992     1993        1992
                                        ------   ------   -------    -------   ------      -----
                                         (In Millions)       (In Millions)         (In Cents)
Coal.................................   $1,532   $1,520   122,832    117,139     1.25        1.30
Agricultural Commodities.............      784      777    35,451     36,831     2.21        2.11
Intermodal...........................      730      711    23,726     22,749     3.08        3.13
Forest Products......................      483      489    19,724     20,030     2.45        2.44
Chemicals............................      405      388    14,625     14,142     2.77        2.74
Consumer Products....................      257      258     9,052      9,098     2.84        2.84
Minerals Processors..................      195      180     7,982      7,410     2.44        2.43
Iron & Steel.........................      172      178     8,178      8,086     2.10        2.20
Vehicles & Machinery.................      187      166     2,416      2,165     7.74        7.67
Aluminum, Non-Ferrous Metals & Ores..      103      108     3,919      4,180     2.63        2.58
Shortlines and other.................     (149)    (145)  (10,566)    (9,031)       -           -
                                        ------   ------   -------    -------
Total................................   $4,699   $4,630   237,339    232,799     1.98        1.99
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


  In May 1993, Railroad entered into an agreement (Crew Consist Agreement No.
2) with the UTU covering approximately 3,400 UTU members in the northern portion of Railroad's system. Crew Consist Agreement No. 2, which represents the culmination of the program to eliminate surplus crew positions, was accrued for in the $185 million restructuring component of the June 1991 special charge. Crew Consist Agreement No. 2 provides for crews on most through-freight trains to consist of one conductor and one engineer and for crews on all other trains to consist of one brakeman, one conductor and one engineer. It is similar to Crew Consist Agreement No. 1, covering the southern portion of Railroad's system. Each UTU member on the northern portion of Railroad's system received a one-time lump-sum payment of $5,000, pursuant to Crew Consist Agreement No. 2.

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


  Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 55 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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


  Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 170 sites include the PRP sites. Railroad paid $27 million, $20 million and $21 million during 1993, 1992 and 1991, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $120 million in future years to remediate and restore these sites, $115 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $120 million accrued, Railroad expects to spend $38 million during 1994. Also, Railroad anticipates that the majority of the $120 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 19 sites account for approximately $95 million of the accrual; however, no individual site is considered to be material.


  Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1993, Railroad had accrued $120 million for estimated future environmental cost and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of the end of 1993.
Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)


Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Revenues............................................ $4,699   $4,630   $4,559

Costs and expenses:
  Compensation and benefits.........................  1,701    1,704    1,753
  Fuel..............................................    362      348      368
  Materials.........................................    300      295      283
  Equipment rents...................................    425      410      413
  Purchased services................................    464      457      444
  Depreciation......................................    334      324      340
  Other.............................................    463      505      489
  Special charge....................................      -        -      708
                                                     ------   ------   ------
    Total costs and expenses........................  4,049    4,043    4,798
                                                     ------   ------   ------

Operating income (loss).............................    650      587     (239)
Interest expense....................................     86      103      136
Other income (expense), net.........................     12       57      (10)
                                                     ------   ------   ------
Income (loss) before income taxes and cumulative
  effect of changes in accounting methods...........    576      541     (385)
Income tax expense (benefit)........................    244      186     (140)
                                                     ------   ------   ------
Income (loss) before cumulative effect of changes
  in accounting methods.............................    332      355     (245)
Cumulative effect of change in accounting methods,
  net of tax........................................      -      (21)       -
                                                     ------   ------   ------
      Net income (loss)............................. $  332   $  334   $ (245)
                                                     ======   ======   ======


See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)



December 31,                                               1993         1992
- - - -----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents.......................       $   17       $   57
  Accounts receivable, net........................          591          474
  Materials and supplies..........................           91          106
  Current portion of deferred income taxes........          167          144
  Other current assets............................           23           22
                                                         ------       ------
    Total current assets..........................          889          803

Property and equipment, net.......................        5,488        5,285
Investments in and advances to affiliates.........          104          133
Other assets......................................          130          116
                                                         ------       ------
        Total assets..............................       $6,611       $6,337
                                                         ======       ======

Liabilities and Stockholder's Equity

Current liabilities:
  Accounts payable................................       $  498       $  479
  Casualty and environmental reserves.............          286          249
  Compensation and benefits payable...............          269          319
  Taxes payable...................................          131          124
  Accrued interest................................           22           24
  Other current liabilities.......................           69           71
  Current portion of long-term debt...............          177           37
  Commercial paper................................           26            -
                                                         ------       ------
    Total current liabilities.....................        1,478        1,303

Long-term debt....................................          702          921
Deferred income taxes.............................        1,329        1,178
Casualty and environmental reserves...............          426          482
Other liabilities.................................          182          217
                                                         ------       ------
    Total liabilities.............................        4,117        4,101
                                                         ------       ------

Common stockholder's equity:
  Common stock, without par value (1,000 shares
    authorized, issued and outstanding)...........        1,191        1,190
  Retained earnings...............................        1,303        1,046
                                                         ------       ------
    Total common stockholder's equity.............        2,494        2,236
                                                         ------       ------
        Total liabilities and stockholder's equity       $6,611       $6,337
                                                         ======       ======


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)


Year ended December 31,                               1993     1992      1991
- - - ------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)...............................   $ 332    $ 334     $(245)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Cumulative effect of changes in accounting
      methods.....................................       -       21         -
    Depreciation..................................     334      324       340
    Deferred income taxes.........................     128       25      (259)
    Special charge................................       -        -       708
    Changes in current assets and liabilities:
      Accounts receivable, net....................    (117)     (30)     (104)
      Materials and supplies......................       6        2         9
      Other current assets........................      (1)       1        (9)
      Accounts payable............................      19       19       (14)
      Casualty and environmental reserves.........      37        2        10
      Compensation and benefits payable...........     (50)      16       (58)
      Taxes payable...............................       7        4         7
      Accrued interest............................      (2)      (9)       (2)
      Other current liabilities...................      (2)       3        24
    Changes in long-term casualty and
      environmental reserves......................     (56)      16       (13)
    Other, net....................................     (60)     (22)       (1)
                                                     -----    -----     -----
      Net cash provided by operating activities...     575      706       393
                                                     -----    -----     -----

Cash flows from investing activities:
  Additions to property and equipment.............    (530)    (469)     (355)
  Collections from (advances to) affiliates, net..      29      266       (48)
  Proceeds from property and equipment
    dispositions..................................      35       33        57
  Other, net......................................     (16)     (19)      (10)
                                                     -----    -----     -----
      Net cash used in investing activities.......    (482)    (189)     (356)
                                                     -----    -----     -----

Cash flows from financing activities:
  Net increase (decrease) in commercial paper.....      26     (353)      118
  Payments on long-term debt......................     (83)     (71)      (70)
  Dividends paid..................................     (75)     (50)     (125)
  Other, net......................................      (1)      (2)        -
                                                     -----    -----     -----
      Net cash used in financing activities.......    (133)    (476)      (77)
                                                     -----    -----     -----
      Increase (decrease) in cash and cash
        equivalents...............................     (40)      41       (40)
Cash and cash equivalents:
  Beginning of year...............................      57       16        56
                                                     -----    -----     -----
  End of year.....................................   $  17    $  57     $  16
                                                     =====    =====     =====

Supplemental cash flow information:
  Interest paid, net of amounts capitalized.......   $  92    $ 110     $ 131
  Income taxes paid, net of refunds...............     109      163       102

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Common Stockholder's Equity
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)

                                                                                Amount
                                           Number of          --------------------------------------------
                                             Common           Common           Retained
Three years ended December 31, 1993          Shares            Stock           Earnings             Total
- - - ----------------------------------------------------------------------------------------------------------
Balance at December 31, 1990........          1,000           $1,190             $1,132            $2,322

Net loss............................                                               (245)             (245)
Dividends...........................                                               (125)             (125)
                                              -----           ------             ------            ------
Balance at December 31, 1991........          1,000            1,190                762             1,952

Net income..........................                                                334               334
Dividends...........................                                                (50)              (50)
                                              -----           ------             ------            ------
Balance at December 31, 1992........          1,000            1,190              1,046             2,236

Net income..........................                                                332               332
Dividends...........................                                                (75)              (75)
Capital contribution from parent....                               1                                    1
                                              -----           ------             ------            ------
Balance at December 31, 1993........          1,000           $1,191             $1,303            $2,494
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

3. Property and equipment, net

   Property and equipment, net was as follows (in millions):

December 31,                                                 1993       1992
- - - ----------------------------------------------------------------------------
Road, roadway structures and real estate..........         $7,342     $7,024
Equipment.........................................          1,784      1,744
                                                           ------     ------
   Total cost.....................................          9,126      8,768
Less accumulated depreciation.....................          3,638      3,483
                                                           ------     ------
     Property and equipment, net..................         $5,488     $5,285
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


4. Debt

   Debt outstanding was as follows (in millions):

December 31,                                                    1993     1992
- - - -----------------------------------------------------------------------------
Long-term debt

   Consolidated mortgage bonds, 3 1/5% to 10%,
     due serially to 2045...............................        $622     $673
   Equipment and other obligations, weighted
     average rate of 7.33% and 7.72%, respectively, due
     serially to 2009...................................         113      139
   General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
     and 2010, respectively.............................          62       62
   Prior lien railway and land grant bonds, 4%, due 1997          57       57
   General lien railway and land grant bonds, 3%,
     due 2047...........................................          35       35
   First mortgage bonds, series A, 4%, due 1997.........          24       26
   Capitalized lease obligations, weighted average
     rate of 8.20% and 7.92%, respectively, expiring
     1996 and 2003......................................          10       13
   Income debentures, series A, 5%, due 2006............           8        8
   Commercial paper.....................................          26        -
Unamortized discount....................................         (52)     (55)
                                                                ----     ----
     Total..............................................         905      958
Less:
   Current portion of long-term debt....................         177       37
   Commercial paper.....................................          26        -
                                                                ----     ----
       Long-term debt...................................        $702     $921
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

   The commercial paper program is further summarized as follows (dollars in millions):

December 31,                                                    1993     1992
- - - -----------------------------------------------------------------------------
Balance at year end.................................           $  26    $   -
Weighted average interest rate......................            3.55%       -
Maximum outstanding during the year.................           $ 179    $ 427
Average daily amount outstanding during the year....           $  41    $ 129
Weighted daily average interest rate during the year            3.27%    4.07%

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

   The carrying amount and estimated fair values of Railroad's financial instruments were as follows (in millions):

December 31,                                    1993               1992
- - - -----------------------------------------------------------------------------
                                         Carrying    Fair   Carrying    Fair
                                          Amount    Value    Amount    Value
                                         --------  -------  --------  -------
Cash and short-term investments......      $   17  $   17     $   57  $   57
Notes receivable.....................           9      11          9       9
Accrued interest payable.............          22      22         24      24
Long-term debt and commercial paper..         957     978      1,013   1,007
Recourse liability from sale of
   receivables.......................           4       4          5       5

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

   Income tax expense (benefit), excluding the cumulative effect of changes in accounting methods, was as follows (in millions):

Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Current:
   Federal ...................................        $ 102     $138    $ 107
   State .....................................           14       23       12
                                                      -----     ----    -----
                                                        116      161      119
                                                      -----     ----    -----
Deferred:
   Federal ...................................          111       24     (227)
   State .....................................           18        1      (32)
                                                      -----     ----    -----
                                                        129       25     (259)
                                                      -----     ----    -----

     Total....................................        $ 244     $186    $(140)
                                                      =====     ====    =====

   Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of changes in accounting methods, was as follows:

Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Federal statutory income tax rate.................     35.0%    34.0%    34.0%
State income taxes, net of federal tax benefit....      3.5      3.3      3.4
Effect of one percent federal tax rate increase on
   deferred tax balances at January 1, 1993.......      4.5        -        -
Internal Revenue Service settlement...............        -     (3.1)       -
Other, net........................................      (.6)      .2     (1.0)
                                                       ----     ----     ----
  Effective tax rate..............................     42.4%    34.4%    36.4%
                                                       ====     ====     ====

   The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                           1993              1992
- - - -----------------------------------------------------------------------------
Deferred tax liabilities:
   Accelerated depreciation and amortization......  $(1,616)          $(1,510)
   Other..........................................      (89)              (81)
                                                    -------           -------
     Total deferred tax liabilities...............   (1,705)           (1,591)
                                                    -------           -------

Deferred tax assets:
   Casualty and environmental reserves............      267               270
   Pensions.......................................       29                28
   Other..........................................      247               259
                                                    -------           -------
     Total deferred tax assets....................      543               557
                                                    -------           -------

   Valuation allowance............................        -                 -
                                                    -------           -------

       Net deferred tax liability.................  $(1,162)          $(1,034)
                                                    =======           =======

  Noncurrent deferred income tax liability........  $(1,329)          $(1,178)
  Current deferred income tax asset...............      167               144
                                                    -------           -------

       Net deferred tax liability.................  $(1,162)          $(1,034)
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


    Under the requirements of the Federal Comprehensive Environmental
Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 55 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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


    Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 170 sites include the PRP sites. Railroad paid $27 million, $20 million and $21 million during 1993, 1992 and 1991, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $120 million in future years to remediate and restore these sites, $115 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $120 million accrued, Railroad expects to spend $38 million during 1994. Also, Railroad anticipates that the majority of the $120 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 19 sites account for approximately $95 million of the accrual; however, no individual site is considered to be material.


    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1993, Railroad had accrued $120 million for estimated future environmental cost and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of the end of 1993. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

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

    Minimum annual rental commitments were as follows (in millions):

                                                    Capital     Operating
Year ended December 31,                              Leases       Leases
- - - -------------------------------------------------------------------------
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


    At December 31, 1993, Railroad had entered into agreements with fuel suppliers setting the price of cerain quantities of fuel to be obtained by taking physical delivery from such suppliers in 1994. The average price per gallon of the approximately 78 million gallons which Railroad had committed to purchase was approximately 50 cents per gallon, exclusive of taxes, certain transportation cost and other charges.

    There are no other commitments or contingent liabilities which Railroad believes would have a material adverse effect on the consolidated financial position, results of operations or liquidity.

11. Other income (expense), net

    Other income (expense), net includes the following (in millions):

Year ended December 31,                                1993     1992     1991
- - - -----------------------------------------------------------------------------
Gain on property dispositions.....................      $19     $  9     $  4
Interest income...................................        9       11        5
Loss on sale of receivables.......................       (9)     (11)     (20)
Litigation settlement agreement...................        -       47        -
Miscellaneous, net................................       (7)       1        1
                                                        ---     ----     ----
    Total.........................................      $12     $ 57     $(10)
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

    The $185 million restructuring component of the special charge was determined utilizing models projecting traffic, crew starts, through trains and crew sizes in accordance with the parameters prescribed by the reports of Presidential Emergency Board #219.

    The special charge reduced 1991 net income by $442 million.

14. Related party transactions

    In addition to various corporate-related transactions with its parent, BNI, Railroad also rents under operating leases rolling stock and other property from BN Leasing Corporation (BNLC), a wholly owned subsidiary of BNI. The following is a summary of balances representing the result of transactions with related parties (in millions):

December 31,                                                    1993    1992
- - - -----------------------------------------------------------------------------
Short-term:
    Payable to BNLC for rent associated
      with property and equipment.......................        $  8     $  6
                                                                ====     ====
    Receivable from BNLC for accrued interest associated
      with the notes receivable for hub centers and rail
      facilities........................................        $  2     $  2
                                                                ====     ====

Long-term:
    Receivable from BNI, representing net settlement
      account for dividends, taxes and other............        $  9     $ 43
    Notes receivable from BNLC for hub centers..........          28       28
    Note receivable from BNLC for rail facilities.......          41       41
    Investments in affiliates...........................           7        7
    Receivable from other affiliates....................          19       14
                                                                ----     ----
      Total investments in and advances to affiliates...        $104     $133
                                                                ====     ====

    Railroad recorded the following amounts for transactions with related parties (in millions):

Year ended December 31,                                1993     1992    1991
- - - -----------------------------------------------------------------------------
Rental expense..........................               $ 39     $ 32     $ 18
Interest income.........................                  7        8        3

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

Report of Independent Accountants






To the Stockholder and Directors of
Burlington Northern Railroad Company and Subsidiaries


  We have audited the accompanying consolidated balance sheets of Burlington Northern Railroad Company and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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






COOPERS & LYBRAND L.L.P.




Fort Worth, Texas
January 17, 1994

Quarterly financial data-unaudited

(Dollars in millions)                                                     QUARTER
- - - ---------------------------------------------------------------------------------------------------
                                                        Fourth       Third       Second       First
                                                        ------      ------       ------       -----
1993
  Revenues..................................            $1,246      $1,141       $1,142      $1,170
  Operating income..........................               220         118          146         166
  Net income (1)............................               125          34           81          92

1992
  Revenues..................................            $1,196      $1,158       $1,091      $1,185
  Operating income..........................               196         145          102         144
  Income before cumulative effect of changes
    in accounting methods...................               128          75           50         102
  Cumulative effect of changes in accounting
    methods, net of tax (2).................                 -           -            -         (21)
                                                        ------      ------       ------      ------
  Net income (3)............................            $  128      $   75       $   50      $   81
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



                               BURLINGTON NORTHERN RAILROAD COMPANY





                               By:  /s/ GERALD GRINSTEIN
                                   ----------------------------------
                                        (Authorized Officer)












Date:  October 5, 1994