Form 10-Q/A
period 1994-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1994-10-05
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES


                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements.........................               1


    Item 2.  Management's Narrative Analysis of Results of
               Operations.................................               7



                                      (i)



                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Millions)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1994        1993
                                                             ------      ------
Revenues...............................................      $1,210      $1,170

Costs and expenses:
  Compensation and benefits............................         445         440
  Fuel.................................................          83          88
  Materials............................................          85          80
  Equipment rents......................................         112          99
  Purchased services...................................         118         106
  Depreciation.........................................          81          83
  Other................................................         108         108
                                                             ------      ------
    Total costs and expenses...........................       1,032       1,004
                                                             ------      ------

Operating income......................................          178         166

Interest expense.......................................          21          20
Other income, net......................................           2           1
                                                             ------      ------
Income before income taxes and cumulative effect of
  change in accounting method..........................         159         147
Income tax expense.....................................          62          55
                                                             ------      ------
Income before cumulative effect of change in accounting
  method...............................................          97          92
Cumulative effect of change in accounting for
  postemployment benefits, net of tax..................         (10)          -
                                                             ------      ------
Net income.............................................      $   87      $   92
                                                             ======      ======


See accompanying notes to consolidated financial statements.



             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                       March 31,      December 31,
                                                    1994             1993
                                                   ------           ------
Current assets:
  Cash and cash equivalents...................     $   23           $   17
  Accounts receivable, net....................        594              591
  Materials and supplies......................        121               91
  Current portion of deferred income taxes....        159              167
  Other current assets........................         41               23
                                                   ------           ------
    Total current assets......................        938              889

Property and equipment, net...................      5,506            5,488
Advances to affiliates........................        165              104
Other assets..................................        136              130
                                                   ------           ------
    Total assets..............................     $6,745           $6,611
                                                   ======           ======
       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable............................     $  526           $  498
  Casualty and environmental reserves.........        269              286
  Compensation and benefits payable...........        238              269
  Taxes payable...............................        116              131
  Accrued interest............................         34               22
  Other current liabilities...................         49               69
  Current portion of long-term debt...........        175              177
  Commercial paper............................        127               26
                                                   ------           ------
    Total current liabilities.................      1,534            1,478

Long-term debt................................        691              702
Deferred income taxes.........................      1,334            1,329
Casualty and environmental reserves...........        427              426
Other liabilities.............................        178              182
                                                   ------           ------
    Total liabilities.........................      4,164            4,117
                                                   ------           ------
Common stockholder's equity:
  Common stock, without par value, 1,000
    shares authorized, issued and outstanding.      1,191            1,191
  Retained earnings...........................      1,390            1,303
                                                   ------           ------
    Total common stockholder's equity.........      2,581            2,494
                                                   ------           ------
    Total liabilities and stockholder's equity     $6,745           $6,611
                                                   ======           ======


See accompanying notes to consolidated financial statements.



             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                         1994           1993
                                                        ------         ------
Cash flows from operating activities:
  Net income ......................................     $   87         $   92
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting
        method.....................................         10              -
      Depreciation.................................         81             83
      Deferred income taxes........................         20             20
      Changes in current assets and liabilities:
        Accounts receivable, net...................         (3)             7
        Materials and supplies.....................        (29)           (20)
        Other current assets.......................        (18)            (1)
        Accounts payable...........................         28              6
        Casualty and environmental reserves........        (17)           (11)
        Compensation and benefits payable..........        (33)           (20)
        Taxes payable..............................        (15)            10
        Accrued interest...........................         12             17
        Other current liabilities..................        (20)           (19)
      Changes in long-term casualty and
        environmental reserves.....................          1              7
      Other, net...................................        (24)           (25)
                                                        ------         ------
Net cash provided by operating activities..........         80            146
                                                        ------         ------
Cash flows from investing activities:
  Additions to property and equipment..............       (100)           (66)
  Advances to affiliates, net......................        (61)           (51)
  Proceeds from property and equipment dispositions          5              8
  Other, net.......................................         (5)            (6)
                                                        ------         ------
Net cash used in investing activities                     (161)          (115)
                                                        ------         ------
Cash flows from financing activities:
  Net increase in commercial paper.................        101              -
  Payments on long-term debt.......................        (14)           (35)
                                                        ------         ------
Net cash provided by (used in) financing activities         87            (35)
                                                        ------         ------
Increase (decrease) in cash and cash equivalents...          6             (4)
Cash and cash equivalents:
  Beginning of period..............................         17             57
                                                        ------         ------
  End of period....................................     $   23         $   53
                                                        ======         ======
Supplemental cash flow information:
  Interest paid....................................     $    9         $   10
  Income taxes paid................................         43             26



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


2.   Environmental reserves and other contingencies

     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 50 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

     Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 150 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 150 sites include the PRP sites. Railroad paid approximately $5 million

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    during the three months ended March 31, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $120 million in future years to remediate and restore these sites, $115 million of which pertains to mandated sites, of which approximately $60 million pertains to the PRP sites. Of the $120 million, Railroad expects to spend $33 million during the remainder of 1994. Also, Railroad anticipates that the majority of the $120 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 21 sites account for approximately $100 million of the accrual; however, no individual site is considered to be material.

    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At March 31, 1994, Railroad had accrued approximately $120 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of March 31, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

3.  Hedging activities

    Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At March 31, 1994, Railroad had entered into agreements with fuel suppliers setting the price of certain quantities of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 98 million gallons which Railroad had committed to purchase was approximately 49 cents per gallon, exclusive of

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    taxes, certain transportation costs, and other charges. In addition, Railroad held petroleum futures contracts representing approximately 67 million gallons at an average price of approximately 46 cents per gallon. These contracts have expiration dates ranging from April to December 1994.

    Railroad's current fuel hedging program is designed to cover no more than 50 percent of projected fuel requirements for the subsequent 12-month period; therefore, hedge positions will not exceed actual fuel requirements. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. In order to reduce risk associated with market movements, fuel hedging transactions do not extend beyond a 12-month period. Railroad purchases petroleum futures contracts only through regulated exchanges (e.g. New York Merchantile Exchange). In order to effectively monitor the fuel hedging activities, results of the program are summarized and reported to senior management on a regular basis.

4.  Other income, net

    Other income (expense), net includes the following (in millions):

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1994        1993
                                                            ------      ------
     Interest income............................             $   2      $   2
     Gain on property dispositions..............                 2          1
     Loss on sale of receivables................                (2)        (3)
     Miscellaneous, net.........................                 -          1
                                                            ------     ------
     Total......................................             $   2      $   1
                                                            ======     ======

5.   Accounting change

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.   Management's Narrative Analysis of Results of Operations

Results of Operations
- ---------------------

Three months ended March 31, 1994 compared with three months ended March 31,
1993

Railroad recorded net income of $87 million compared with net income of $92 million for the same period in 1993. Results for 1994 were reduced by a $10 million, net of tax, cumulative effect of an accounting change for postemployment benefits.

Revenues

The following table presents Railroad's revenue information by business unit for the three months ended March 31:


                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                         --------------    -----------------    -----------------
Three months ended March 31,             1994     1993      1994       1993     1994        1993
- -------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal..............................      $  418   $  381    32,502     29,092     1.29        1.31
Agricultural Commodities..........         196      217     7,964     10,408     2.46        2.08
Intermodal........................         178      176     5,897      5,724     3.02        3.07
Forest Products...................         122      122     5,053      5,116     2.41        2.38
Chemicals.........................          99       99     3,522      3,633     2.81        2.73
Consumer Products.................          65       65     2,278      2,244     2.85        2.90
Minerals Processors...............          46       42     1,900      1,729     2.42        2.43
Iron & Steel......................          40       42     1,985      1,925     2.02        2.18
Vehicles & Machinery..............          47       45       628        572     7.48        7.87
Aluminum, Nonferrous Metals & Ores          26       27       999      1,015     2.60        2.66
Shortlines and other..............         (27)     (46)   (2,223)    (3,064)       -           -
                                        ------   ------    ------     ------
Total.............................      $1,210   $1,170    60,505     58,394     2.00        2.00
                                        ======   ======    ======     ======

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

Item 2.  Management's Narrative Analysis of Results of Operations

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

First quarter revenues for Intermodal, Forest Products, Chemicals, Consumer Products, Iron & Steel, Vehicles & Machinery and Aluminum, Nonferrous Metals & Ores were relatively flat compared with the first quarter of 1993. Intermodal revenues will be reduced in future periods reflecting Railroad's decision to close two Intermodal hub centers in Texas beginning with the second quarter.

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

Item 2.  Management's Narrative Analysis of Results of Operations

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

Other matters
- -------------

Environmental issues

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 50 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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


Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 150 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 150 sites include the PRP sites. Railroad paid approximately $5 million during the three months ended March 31, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $120 million in future years to remediate and restore these sites, $115 million of which pertains to mandated sites, of which approximately $60 million pertains to the PRP sites. Of the $120 million, Railroad expects to spend $33 million during the remainder of 1994. Also, Railroad anticipates that the majority of the $120 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, approximately 21 sites account for approximately $100 million of the accrual; however, no individual site is considered to be material.


Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At March 31, 1994, Railroad had accrued approximately $120 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations


lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of March 31, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.


Hedging activities

Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At March 31, 1994, Railroad had entered into agreements with fuel suppliers setting the price of certain quantities of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 98 million gallons which Railroad had committed to purchase was approximately 49 cents per gallon, exclusive of taxes, certain transportation costs, and other charges. In addition, Railroad held petroleum futures contracts representing approximately 67 million gallons at an average price of approximately 46 cents per gallon. These contracts have expiration dates ranging from April to December 1994.

Railroad's current fuel hedging program is designed to cover no more than 50 percent of projected fuel requirements for the subsequent 12-month period; therefore, hedge positions will not exceed actual fuel requirements. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. In order to reduce risk associated with market movements, fuel hedging transactions do not extend beyond a 12-month period. Railroad purchases petroleum futures contracts only through regulated exchanges (e.g. New York Merchantile Exchange). In order to effectively monitor the fuel hedging activities, results of the program are summarized and reported to senior management on a regular basis.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               BURLINGTON NORTHERN RAILROAD COMPANY
                               (Registrant)





                               By:  /s/ Don S. Snyder
                                  ----------------------------
                                    Vice President, Controller



Date:  October 5, 1994