Form 10-Q/A
period 1994-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1994-10-05
CIK 15511

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













                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Millions)
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       ------------------     ----------------
                                        1994        1993       1994      1993
                                       ------      ------     ------    ------
Revenues..........................     $1,192      $1,142     $2,402    $2,312

Costs and expenses:
  Compensation and benefits.......        423         414        868       854
  Fuel............................         89          89        172       177
  Materials.......................         70          74        155       154
  Equipment rents.................        122         102        238       201
  Purchased services..............        117         119        235       225
  Depreciation....................         82          82        163       165
  Other...........................        115         116        219       224
                                       ------      ------     ------    ------
    Total costs and expenses......      1,018         996      2,050     2,000
                                       ------      ------     ------    ------

Operating income..................        174         146        352       312

Interest expense..................         21          22         42        42
Other income, net.................          2           4          4         5
                                       ------      ------     ------    ------

Income before income taxes and
  cumulative effect of change in
  accounting method...............        155         128        314       275
Income tax expense................         60          47        122       102
                                       ------      ------     ------    ------
Income before cumulative effect of
  change in accounting method.....         95          81        192       173
Cumulative effect of change in
  accounting method, net of tax...          -           -        (10)        -
                                       ------      ------     ------    ------
Net income........................     $   95      $   81     $  182    $  173
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

     Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 150 sites for which it is being asked to participate in the clean-up of contaminated material

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    discharged into the environment. These approximate 150 sites include the PRP sites. Railroad paid approximately $9 million during the six months ended June 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $115 million in future years to remediate and restore these sites, $110 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $115 million, Railroad expects to spend $24 million during the remainder of 1994. Also, Railroad anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 21 sites account for approximately $90 million of the accrual; however, no individual site is considered to be material.

    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At June 30, 1994, Railroad had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of June 30, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

3.  Hedging activities

    Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At June 30, 1994, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 61 million gallons which Railroad had committed to purchase was approximately 49 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    petroleum futures contracts representing approximately 67 million gallons at an average price of approximately 47 cents per gallon. These contracts have expiration dates ranging from July 1994 to March 1995.

    Railroad's current fuel hedging program is designed to cover no more than 50 percent of projected fuel requirements for the subsequent 12-month period; therefore, hedge positions will not exceed actual fuel requirements. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. In order to reduce risk associated with market movements, fuel hedging transactions do not extend beyond a 12-month period. Railroad purchases petroleum futures contracts only through regulated exchanges (e.g. New York Mercantile Exchange). In order to effectively monitor the fuel hedging activities, results of the program are summarized and reported to senior management on a regular basis.

    In the second quarter of 1994, Railroad entered into a three-year $50 million notional amount interest rate swap to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, Railroad receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to Railroad would decline if LIBOR increases. Railroad monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the quarter ended June 30, 1994, the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at June 30, 1994.

4.  Other income, net

    Other income (expense), net includes the following (in millions):

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                        ------------------   -----------------
                                         1994        1993     1994       1993
                                        ------      ------   ------     ------
     Interest income..............      $    3      $    3   $    5     $    5
     Gain on property dispositions           1           5        3          6
     Loss on sale of receivables..          (2)         (2)      (4)        (5)
     Miscellaneous, net...........           -          (2)       -         (1)
                                        ------      ------   ------     ------
     Total........................      $    2      $    4   $    4     $    5
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

Results of Operations
- - - ---------------------

Six months ended June 30, 1994 compared with six months ended June 30, 1993

Railroad had net income of $182 million for the first six months of 1994 compared with net income of $173 million for the same period in 1993.

Revenues

The following table presents Railroad's revenue information by business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles     Revenue Ton Mile
                                        ---------------    -----------------     ----------------
Six months ended June 30,                1994     1993      1994       1993      1994        1993
- - - -------------------------------------------------------------------------------------------------
                                         (In Millions)       (In Millions)         (In Cents)
Coal...............................     $  835   $  754    67,532     59,042     1.24        1.28
Agricultural Commodities...........        354      380    14,296     17,502     2.48        2.17
Intermodal.........................        350      357    11,681     11,537     3.00        3.09
Forest Products....................        248      241    10,363      9,904     2.39        2.43
Chemicals..........................        206      205     7,346      7,432     2.80        2.76
Consumer Products..................        129      126     4,509      4,349     2.86        2.90
Minerals Processors................         98       92     3,967      3,752     2.47        2.45
Iron & Steel......................          84       87     3,994      4,048     2.10        2.15
Vehicles & Machinery...............         97       94     1,293      1,223     7.50        7.69
Aluminum, Nonferrous Metals & Ores          51       53     1,941      2,047     2.63        2.59
Shortlines and other...............        (50)     (77)   (4,277)    (5,468)       -           -
                                        ------   ------   -------    -------
Total..............................     $2,402   $2,312   122,645    115,368     1.96        2.00
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

Other Matters
- - - -------------

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


Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 150 sites for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. These approximate 150 sites include the PRP sites. Railroad paid approximately $9 million during the six months ended June 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $110 million in future years to remediate and restore these sites, $110 million of which pertains to mandated sites, of which approximately $55 million pertains to the PRP sites. Of the $115 million, Railroad expects to spend $24 million during the remainder of 1994. Also, Railroad anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. In addition, 21 sites account for approximately $90 million of the accrual; however, no individual site is considered to be material.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations


Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At June 30, 1994, Railroad had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of June 30, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.


Hedging activities

Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At June 30, 1994, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date.
The average price of the approximately 61 million gallons which Railroad had committed to purchase was approximately 49 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 67 million gallons at an average price of approximately 47 cents per gallon. These contracts have expiration dates ranging from July 1994 to March 1995.

Railroad's current fuel hedging program is designed to cover no more than 50 percent of projected fuel requirements for the subsequent 12-month period; therefore, hedge positions will not exceed actual fuel requirements. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. In order to reduce risk associated with market movements, fuel hedging transactions do not extend beyond a 12-month period. Railroad purchases petroleum futures contracts only through regulated exchanges (e.g. New York Mercantile Exchange). In order to effectively monitor the fuel hedging activities, results of the program are summarized and reported to senior management on a regular basis.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations


In the second quarter of 1994, Railroad entered into a three-year $50 million notional amount interest rate swap to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, Railroad receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to Railroad would decline if LIBOR increases. Railroad monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the quarter ended June 30, 1994, the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at June 30, 1994.

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



                               BURLINGTON NORTHERN RAILROAD COMPANY
                               (Registrant)





                               By:  /s/ Don S. Snyder
                                    ---------------------------------
                                    Vice President, Controller













Date:  October 5, 1994