Form 10-Q
period 1994-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 1994-11-10
CIK 15511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

             Class                                   Outstanding

Common stock, without par value
  as of October 31, 1994*                            1,000 shares

*Burlington   Northern   Railroad  Company  is  a  wholly owned  subsidiary  of
 Burlington Northern Inc. (BNI) and there is no market data with respect to such shares.

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES


                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements....................................    1

    Item 2.  Management's Narrative Analysis of Results of Operations    8




PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings.......................................   15

    Item 6.  Exhibits and Reports on Form 8-K........................   18






























                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Millions)
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                        1994        1993        1994     1993

Revenues..........................     $1,249      $1,141      $3,651   $3,453

Costs and expenses:
  Compensation and benefits.......        435         426       1,303    1,280
  Fuel............................         95          83         267      260
  Materials.......................         70          73         225      227
  Equipment rents.................        112         108         350      309
  Purchased services..............        121         122         356      347
  Depreciation....................         84          82         247      247
  Other...........................        112         129         331      353

    Total costs and expenses......      1,029       1,023       3,079    3,023

Operating income..................        220         118         572      430

Interest expense..................         20          22          62       64
Other income, net.................          5           4           9        9

Income before income taxes and
  cumulative effect of change in
  accounting method...............        205         100         519      375
Income tax expense................         80          66         202      168
Income before cumulative effect of
  change in accounting method.....        125          34         317      207
Cumulative effect of change in
  accounting method, net of tax...          -           -         (10)       -
Net income........................     $  125      $   34      $  307   $  207

















See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                     September 30,    December 31,
                                                    1994             1993
Current assets:
  Cash and cash equivalents...................     $   17           $   17
  Accounts receivable, net....................        614              591
  Material and supplies.......................        117               91
  Current portion of deferred income taxes....        180              167
  Other current assets........................         38               23
    Total current assets......................        966              889

Property and equipment, net...................      5,774            5,488
Investments in and advances to affiliates.....         95              104
Other assets..................................        132              130
    Total assets..............................     $6,967           $6,611

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable............................     $  583           $  498
  Casualty and environmental reserves.........        259              286
  Compensation and benefits payable...........        270              269
  Taxes payable...............................        137              131
  Accrued interest............................         29               22
  Other current liabilities...................         73               69
  Current portion of long-term debt...........         26              177
  Commercial paper............................         70               26
       Total current liabilities..............      1,447            1,478

Long-term debt................................        722              702
Deferred income taxes.........................      1,396            1,329
Casualty and environmental reserves...........        423              426
Other liabilities.............................        178              182
    Total liabilities.........................      4,166            4,117

Common stockholder's equity:
  Common stock, without par value, 1,000
    shares authorized, issued and outstanding.      1,191            1,191
  Retained earnings...........................      1,610            1,303
    Total common stockholder's equity.........      2,801            2,494
    Total liabilities and stockholder's equity     $6,967           $6,611












See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                         1994           1993
Cash flows from operating activities:
  Net income .......................................    $  307         $  207
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting
        method......................................        10              -
      Depreciation..................................       247            247
      Deferred income taxes.........................        60             75
      Changes in current assets and liabilities:
        Accounts receivable, net....................       (23)           (32)
        Materials and supplies......................       (28)             5
        Other current assets........................       (15)           (20)
        Accounts payable............................        83             21
        Casualty and environmental reserves.........       (27)            23
        Compensation and benefits payable...........         1            (37)
        Taxes payable...............................         6             18
        Accrued interest............................         7             17
        Other current liabilities...................         4              2
      Changes in long-term casualty and
        environmental reserves......................        (3)           (32)
      Other, net....................................       (21)           (42)
Net cash provided by operating activities...........       608            452

Cash flows from investing activities:
  Additions to property and equipment...............      (480)          (367)
  Collections from (advances to) affiliates, net....         9            (24)
  Proceeds from property and equipment dispositions         24             29
  Other, net........................................       (22)           (16)
Net cash used in investing activities...............      (469)          (378)

Cash flows from financing activities:
  Net increase in commercial paper..................        44             38
  Payments on long-term debt........................      (182)           (77)
  Dividends paid....................................         -            (74)
  Other, net.......................................         (1)             -
Net cash used in financing activities...............      (139)          (113)

Increase (decrease) in cash and cash equivalents....         -            (39)
Cash and cash equivalents:
  Beginning of period...............................        17             57
  End of period.....................................    $   17         $   18

Supplemental cash flow information:
  Interest paid, net of amounts capitalized.........    $   52         $   53
  Income taxes paid, net of refunds.................       143             89

Supplemental, noncash investing and financing
  activities information:
  Assets financed through a capital lease obligation    $   50         $    -

See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Accounting policies

     The 1993 Annual Report on Forms 10-K and 10-K/A for Burlington Northern Railroad Company (Railroad), a wholly owned subsidiary of Burlington Northern Inc. (BNI), includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Railroad's financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

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

     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 60 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

    Railroad is involved in administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of contaminated material discharged into the environment. Railroad paid approximately $13 million during the nine months ended September 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $115 million in future years to remediate and restore all known sites, $105 million of which pertains to mandated sites, of which approximately $65 million pertains to the PRP sites. Of the $115 million, Railroad expects to spend $6 million during the remainder of 1994. Also, Railroad anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At September 30, 1994, 22 sites were accountable for approximately $70 million of the accrual and no individual site was considered to be material.

    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At September 30, 1994, Railroad had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $10 million as of September 30, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Hedging activities

    Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At September 30, 1994, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 67 million gallons which Railroad had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 52 million gallons at an average price of approximately 50 cents per gallon. These contracts have expiration dates ranging from October 1994 to June 1995.

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

    In the second quarter of 1994, Railroad entered into a three-year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, Railroad receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to Railroad declines if LIBOR increases. Railroad monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the first nine months of 1994, the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at September 30, 1994.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  Other income, net

    Other income (expense), net includes the following (in millions):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                         1994        1993     1994       1993

     Gain on property dispositions      $    5      $    4   $    8     $   10
     Loss on sale of receivables..          (3)         (2)      (7)        (7)
     Interest income..............           2           2        7          7
     Miscellaneous, net...........           1           -        1         (1)
     Total........................      $    5      $    4   $    9     $    9

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.   Management's Narrative Analysis of Results of Operations

Results of Operations

Nine months ended September 30, 1994 compared with nine months ended September 30, 1993

Railroad had net income for the first nine months of 1994 of $307 million compared with net income of $207 million for the same period in 1993. Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. Railroad estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million. Net income for 1993 included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $28 million through the date of enactment. Railroad recognized a one-time, non-cash charge of $27 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense.

Revenues

The following table presents Railroad's revenue information by business unit:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Nine months ended September 30,          1994     1993      1994       1993     1994        1993
                                         (In Millions)       (In Millions)         (In Cents)
Coal...............................     $1,253   $1,121   103,583     88,981     1.21        1.26
Agricultural Commodities...........        556      563    22,664     26,144     2.45        2.15
Intermodal.........................        556      542    18,487     17,620     3.01        3.08
Forest Products....................        376      361    15,704     14,714     2.39        2.45
Chemicals..........................        308      304    11,086     11,046     2.78        2.75
Consumer Products..................        195      188     6,955      6,610     2.80        2.84
Minerals Processors................        155      146     6,271      5,979     2.47        2.44
Iron & Steel......................         127      129     6,021      6,095     2.11        2.12
Vehicles & Machinery...............        144      139     1,943      1,782     7.41        7.80
Aluminum, Nonferrous Metals & Ores          77       77     2,912      2,963     2.64        2.60
Shortlines and other...............        (96)    (117)   (6,547)    (8,048)       -           -
Total..............................     $3,651   $3,453   189,079    173,886     1.93        1.99

Total revenues for the first nine months of 1994 were $3,651 million compared with revenues of $3,453 million for the same period in 1993. The $198 million improvement was primarily attributable to a $132 million improvement in Coal revenues.

Coal revenues improved $132 million during the first nine months of 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles during the first half of 1994, which were partially depleted during the 1993 summer flooding. Railroad estimated lost revenues of approximately

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

$35 million during 1993 as a result of this flooding. Partially offsetting the increase in 1994 traffic was a decline in revenues per revenue ton mile. These lower yields were largely due to customers meeting minimum tonnage requirements earlier in 1994 and therefore, receiving lower rates on subsequent moves. Continuing competitive pricing pressures in contract renegotiations also contributed to lower yields.

Revenues from the transportation of Agricultural Commodities during 1994 were $7 million less than the first nine months of 1993, primarily as a result of a decline in volumes. Volume related declines, which were largely attributable to reduced crop production and lower export demand, caused a decrease of $47 million in corn revenues. A $25 million improvement in barley revenues and a $21 million improvement in wheat revenues were caused by favorable market conditions. The impact of the overall volume decline was reduced by an increase in yield, which is a product of commodity mix, price and length of haul.

Year-to-date Intermodal and Forest Products revenues increased $14 million and $15 million, respectively, when compared with the same period in 1993. Intermodal-international revenues were boosted $21 million by both new business and growth in existing business. Partially offsetting this increase was a decrease in domestic trailer revenues. Overall, increased traffic in Railroad's key intermodal lanes more than offset Railroad's withdrawal from the Texas market. Increased housing starts during the current year contributed to a $16 million improvement in lumber revenues within Forest Products revenues.

Minerals Processors revenues increased $9 million and Consumer Products revenues increased $7 million when compared with the first nine months of 1993. Improved Minerals Processors revenues resulted primarily from stronger clays and aggregates traffic caused by increases in both domestic and export demands. Consumer Products revenues increased primarily from increased export demand.

Current year revenues for Chemicals, Iron & Steel, and Vehicles & Machinery were relatively flat compared with the same period in 1993 while Aluminum, Nonferrous Metals & Ores remained unchanged.

Total current year revenues also benefited from a $21 million reduction in Shortlines and other. This decline was partially due to additional haulage agreement revenues and increased miscellaneous revenues.

Expenses

Total operating expenses for the first nine months of 1994 were $3,079 million compared with $3,023 million for the same period in 1993. However, the operating ratio improved 4 percentage points to 84 percent from 88 percent, as increased revenues more than offset increased operating expenses.

Compensation and benefits expenses for year-to-date 1994 were $23 million greater than last year. Higher traffic volumes during 1994 as well as the basic wage increases for union represented employees, 3 percent effective July 1993 and 4 percent effective July 1994, caused an increase in excess of $30 million to wages and related payroll taxes. These increases were partially

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

offset by decreases in cost of living allowances and lower costs associated with union employees receiving reserve status compensation in 1994. Increased pension expense, due to a reduction in the discount rate used in determining the projected benefit obligation, also contributed to higher compensation and benefits expenses.

Fuel expenses were $7 million higher during the first nine months of 1994 as compared with 1993. The average price paid for diesel fuel decreased 2.7 cents per gallon in 1994 to 57.6 cents despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These price savings were more than offset by a $19 million increase in consumption due to higher traffic volumes. Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and petroleum futures contracts.

Materials expenses for the first nine months of 1994 were relatively flat compared with 1993. Track and locomotive repair materials costs increased due to higher maintenance levels and a larger fleet size in 1994. Partially offsetting this increase were greater scrap sales due to the higher maintenance levels and a reduction in expenditures for safety and protective equipment deployed in 1993.

Equipment rents expenses were $41 million higher than the first nine months of 1993. This increase was primarily attributable to higher lease expenses due to a larger fleet of leased rail cars as well as leasing locomotives to meet power requirements. Other contributing factors were increased rentals from an affiliate and payments for failure to achieve service commitments in the first half of 1994 under various transportation agreements.

Year-to-date purchased services expenses increased $9 million compared with the same period in 1993. Higher intermodal-related costs, due to increased volumes, and higher third party locomotive maintenance and repair costs were the most significant contributing factors to this increase. These increases were partially offset by haulage agreement-related reimbursements from The Atchison, Topeka and Santa Fe Railroad (ATSF) for operating services provided by Railroad to ATSF.

Depreciation expense for the first nine months of 1994 was flat compared with the same period in 1993.

Other operating expenses were $22 million less compared with the first nine months of 1993. A $31 million decrease in costs associated with personal injury claims and the absence in 1994 of costs associated with the 1993 third quarter floods was partially offset by an increase in derailment-related expenses.

Interest expense for the year decreased $2 million compared with 1993, due to a lower average outstanding debt balance in 1994.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

Other income, net of expense, for the first nine months of 1994 remained constant with the same period in 1993. Lower net gains on property dispositions occurring in 1994 as compared with 1993 were offset by increases in other miscellaneous income.

The effective tax rate was 38.9 percent for the first nine months of 1994 compared with 44.8 percent for the same period in 1993. The higher effective tax rate for 1993 resulted from the retroactive increase, effective January 1, 1993, in tax rates pursuant to the provisions of the Omnibus Budget Reconciliation Act of 1993 and the related impact on the deferred tax liability at January 1, 1993.

Other Matters

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

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the U.S. Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 60 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. Railroad paid approximately $13 million during the nine months ended September 30, 1994 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $115 million in future years to remediate and restore all known sites, $105 million of which pertains to mandated sites, of which approximately $65 million pertains to the PRP sites. Of the $115 million, Railroad expects to spend $6 million during the remainder of 1994. Also, Railroad anticipates that the majority of the $115 million will be paid out over a period of less than 7 years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At September 30, 1994, 22 sites were accountable for approximately $70 million of the accrual and no individual site was considered to be material.

Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At September 30, 1994, Railroad had accrued approximately $115 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $10 million as of September 30, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

Hedging activities

Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At September 30, 1994, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 67 million gallons which

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

Railroad had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 52 million gallons at an average price of approximately 50 cents per gallon. These contracts have expiration dates ranging from October 1994 to June 1995.

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

In the second quarter of 1994, Railroad entered into a three-year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. Under the terms of this swap, Railroad receives semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and makes semiannual floating rate payments tied to the six-month London Interbank Offered Rate (LIBOR). The value of the swap to Railroad declines if LIBOR increases. Railroad monitors the credit rating of its counterparty and does not anticipate losses due to counterparty nonperformance. The swap is accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During the first nine months of 1994 the effect of this swap on interest expense was immaterial and there were no deferred gains or losses on the balance sheet at September 30, 1994.

Proposed merger

As of June 29, 1994, BNI and Santa Fe Pacific Corporation (Santa Fe) entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe will merge (the "Merger") with and into BNI, and BNI will be the surviving corporation and each share of Santa Fe common stock will be converted into
0.27 of a share of BNI common stock. As of October 26, 1994, BNI and Santa Fe entered into an Amendment to the Original Agreement (as so amended, the Agreement) to increase the exchange ratio in the proposed merger to 0.34 of a share of BNI common stock per share of Santa Fe common stock. All other terms of the Agreement are identical to those set forth in the Original Agreement. Consummation of the Merger is subject to approval by the stockholders of BNI and Santa Fe, approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. Meetings of the stockholders of BNI and Santa Fe to consider and vote upon the Agreement are scheduled for November 18, 1994. In addition, the ICC has adopted a schedule calling for a final ICC determination with respect to the Merger during the first quarter of 1996. Notwithstanding this schedule, there can be no assurance that the ICC will issue a decision any sooner than the second quarter of 1997, the last period within which the ICC is permitted to issue a final decision under applicable law. As is

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

typical in the context of a merger, upon approval by the stockholders of both BNI and Santa Fe, certain benefits of officers and employees will vest. In particular, restrictions placed upon certain BNI stock grants will lapse and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, will then be a non-cash charge to compensation and benefits expense. As of September 30, 1994, such unearned compensation relating to restricted stock was approximately $25 million.
While BNI and Railroad expect to incur additional costs related to the Merger, it is anticipated that the combined company will realize significant business and economic advantages not available to either company on a stand alone basis.

On October 5, 1994, Union Pacific Corporation (UP) submitted a proposal to Santa Fe pursuant to which UP would acquire Santa Fe for 0.344 shares of UP common stock per share of Santa Fe common stock, and on October 30, 1994 UP announced an increased proposal to 0.407 shares of UP common stock per share of Santa Fe common stock. Santa Fe's Board of Directors considered both of these UP proposals and reiterated its support of the BNI Agreement. On November 8, 1994, UP submitted a new proposal to Santa Fe pursuant to which UP would acquire up to 57 percent of Santa Fe's common stock for $17.50 per share in cash in a cash tender offer and would acquire the remaining 43 percent of Santa Fe's common stock in a second-step merger for 0.354 shares of UP common stock for each share of Santa Fe common stock. On November 9, 1994, UP commenced the cash tender offer, which is scheduled to expire on December 8, 1994, unless extended. UP's proposal (including the tender offer) is subject to a number of conditions, including termination of the BNI-Santa Fe merger agreement, but contemplates use of an ICC "voting trust" and is therefore not subject to ICC approval. The Santa Fe Board of Directors has not taken a public position with respect to the November 8, 1994 UP proposal. In the November 8, 1994 proposal, UP indicated that, alternatively, if preferred by the Santa Fe Board of Directors, UP would be prepared to proceed with its prior proposal to acquire Santa Fe for 0.407 shares of UP common stock per share of Santa Fe common stock without the use of a voting trust. UP has also disseminated proxy materials soliciting proxies from Santa Fe stockholders in opposition to the BNI-Santa Fe Merger.

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

On July 22, 1993, the ICC served an order in response to the D.C. Circuits' February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of BN wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiff's filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. Although no procedural schedule has been established for the receipt of Railroad's evidence, Railroad, on November 7, 1994, filed a petition with the ICC requesting that a procedural schedule be set allowing Railroad to file six months after the close of discovery. The ICC has issued a procedural schedule calling for the receipt of Railroad's evidence

              BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                            PART II OTHER INFORMATION

on February 27, 1995. However, Railroad has sought reconsideration of that schedule and under Railroad's proposal its evidence would not be due until June 1995.

Coal Transportation Contract Litigation

On April 26, 1991, an action was filed against Railroad in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), is challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas and Flint Creek, Arkansas. SWEPCO contends that productivity gains achieved by Railroad constitute unusual economic conditions giving rise to a "gross inequity" because Railroad's costs of providing service have been reduced over the contracts' terms. SWEPCO seeks both prospective rate relief and recovery of alleged past overcharges.

Railroad's primary contention is that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that Railroad would retain most of its productivity gains. Railroad further contends that there was no agreement that transportation rates paid by SWEPCO would be based on Railroad's costs of providing service.

The case is currently in litigation. Due to uncertainties inherent in presenting the case to the jury, it is not possible for Railroad to predict the likely outcome of the trial or Railroad's potential exposure under the jury's verdict.

Environmental Proceeding

On May 25, 1994, the United States Department of Justice ("Department") filed suit on behalf of the United States Environmental Protection Agency ("EPA") against Railroad in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 30, 1992, (2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993. The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA calculates the statutory maximum penalty associated with these three spills to be $10,137,000. Railroad has answered the complaint and opposed the penalties sought by the EPA.

Under the applicable water pollution statutes it appears that some fine against Railroad is likely. However, such statutes, specifically 33 U.S.C. Section 1321(b)(8), provide that penalties shall be mitigated based upon factors such as the seriousness of the violation, the economic benefit to the violator, the degree of culpability, the history of violation and the response of the

              BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                            PART II OTHER INFORMATION

violator to minimize or mitigate the adverse effects of the spill.
Furthermore, issues concerning whether the Worland spill occurred in navigable waters of the United States and whether the EPA's calculations for the Nemadji spill are proper will significantly affect the amount of any fine. Based upon the facts of these spills and Railroad's conduct, all of the above-referenced mitigation factors favor a substantially lower fine than that calculated by the EPA and the Department.

Settlement meetings with the Department have involved discussions of the basis for the Department's claims and penalty calculations, and Railroad has presented mitigating factors in the context of the allegations. Settlement discussions are ongoing. Discovery, however, has begun and the case has been set for trial in June 1995. If a compromise is not reached, Railroad believes that it has substantial defenses to, and evidence to mitigate the severity of any fines which could be imposed. Railroad also believes it can demonstrate that the amounts claimed by the government are out of proportion to any reasonable assessment. Accordingly, in litigation, Railroad believes it should be successful in significantly reducing the amount of any fine from the above calculated statutory maximum.

              BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:

         Designation                        Nature of Exhibit

            10.1 Employment Agreement, dated September 13, 1994, between Burlington Northern Railroad Company and Mr. James L. Noel.

            27                     Financial Data Schedule.

     B.  Reports on Form 8-K

         During the quarter covered by this report, there were no reports on Form 8-K filed.

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



                               BURLINGTON NORTHERN RAILROAD COMPANY
                               (Registrant)




                               By:  /s/ Don S. Snyder
                                    Vice President, Controller



                               By:  /s/ David C. Anderson
                                    Executive Vice President &
                                      Chief Financial Officer






Date:  November 10, 1994

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                                 Exhibit Index

                                                                   Sequentially
Exhibit                                                              Numbered
Number                    Description                                  Page

 10.1                     Employment Agreement, dated
                          September 13, 1994, between Burlington
                          Northern Railroad Company and
                          Mr. James L. Noel.

 27                       Financial Data Schedule