Form 10-K
period 1994-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1995-02-17
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1994

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     (NO FEE REQUIRED)

              For the transition period from          to
                                            __________   _________
                   Commission file number      1-6324
                                         ---------------------

                     BURLINGTON NORTHERN RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)

             Delaware                                  41-6034000
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

3800 Continental Plaza, 777 Main St.
        Fort Worth, Texas                                            76102-5384
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

                              Title of each class
                              -------------------

Burlington Northern Inc.                      Northern Pacific Railway Company
  (Now Burlington Northern Railroad Company)    Prior Lien Railway and Land
  Consolidated Mortgage Bonds                     Grant 4% Bonds, due 1997
  9 1/4 %, Series H, due 2006                   General Lien Railway and Land
  6.55%, Series K, due 2020                       Grant 3% Bonds, due 2047
  3.80%, Series L, due 2020
  3.20%, Series M, due 2045                   Great Northern Railway Company
  8.15%, Series N, due 2020                     General Mortgage Bonds
  6.55%, Series O, due 2020                       3 1/8%, Series O, due 2000
  8.15%, Series P, due 2020                       2 5/8%, Series Q, due 2010

                                              St. Louis-San Francisco Railway
                                                Company
                                                First Mortgage Bonds, 4%,
                                                  Series A, due 1997
                                                Income Debentures, 5%,
                                                  Series A, due 2006

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          ----------------------------------------------------------

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

            Class                                              Outstanding
            -----                                              -----------

Common Stock, without par value
  as of January 31, 1995*                                      1,000 shares

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


                           Page 1 of 113 total pages.
                     Exhibit index is located on page 51.

                               Table of Contents
                               -----------------

           Item                                                           Page
           ----                                                           ----
Part I     1.        Business..........................................    1

           2.        Properties........................................    1

           3.        Legal Proceedings.................................    8

           4.        Submission of Matters to a Vote of Security
                       Holders.........................................   11


Part II    5.        Market for Registrant's Common Equity and
                       Related Stockholder Matters.....................   11

           6.        Selected Financial Data...........................   11

           7.        Management's Narrative Analysis of Results of
                       Operations......................................   12

           8.        Financial Statements and Supplementary Data.......   21

           9.        Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.............   43


Part III  10.        Directors and Executive Officers of the Registrant   43

          11.        Executive Compensation............................   43

          12.        Security Ownership of Certain Beneficial Owners
                       and Management..................................   43

          13.        Certain Relationships and Related Transactions....   43


Part IV   14.        Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K.............................   43

NOTE: Part I, Item Four; Part II, Item Six; Part III, Items Ten, Eleven, Twelve and Thirteen; and Part IV Exhibit 22 have been omitted pursuant to General Instruction J(1)(a) and (b) of Form 10-K relating to wholly owned subsidiaries.

                                    PART I

Item 1.  Business

      and

Item 2.  Properties

  Burlington Northern Railroad Company's (Railroad) principal business activity is railroad transportation. Railroad is the principal subsidiary of Burlington Northern Inc. (BNI).

Railroad transportation

  Railroad operates the largest railroad system in the United States based on miles of road and second main track, with approximately 24,300 total miles at December 31, 1994. The principal cities served include Billings, Birmingham, Cheyenne, Chicago, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth/Dallas, Galveston, Houston, Kansas City, Lincoln, Memphis, Mobile, Omaha, Pensacola, Portland, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia) and Winnipeg (Manitoba).

  The following table presents Railroad's revenue information by business unit and includes certain reclassifications of prior year information to conform to current year presentation. Percent of revenues was calculated before consideration of shortline payments and other miscellaneous revenues. The principal contributors to rail transportation revenues were as follows (revenues and revenue ton miles in millions, carloadings in thousands):

                                                  Year ended December 31,
                                            ----------------------------------
                                              1994         1993         1992
                                            --------     --------     --------
Coal:
  Revenues................................  $  1,669     $  1,532     $  1,520
  Percent of revenues.....................        33%          32%          32%
  Revenue ton miles.......................   140,934      122,821      117,138
  Revenues per revenue ton mile...........      1.18c        1.25c        1.30c
  Carloadings.............................     1,624        1,467        1,448
Agricultural Commodities:
  Revenues................................  $    830     $    784     $    777
  Percent of revenues.....................        16%          16%          16%
  Revenue ton miles.......................    35,130       35,454       36,831
  Revenues per revenue ton mile...........      2.36c        2.21c        2.11c
  Carloadings.............................       436          423          454
Intermodal:
  Revenues................................  $    772     $    730     $    711
  Percent of revenues.....................        15%          15%          15%
  Revenue ton miles.......................    25,542       23,726       22,749
  Revenues per revenue ton mile...........      3.02c        3.08c        3.13c
  Carloadings.............................     1,026        1,003        1,017

                                                  Year ended December 31
                                            ----------------------------------
                                              1994         1993         1992
                                            --------     --------     --------
Forest Products:
  Revenues................................  $    498     $    483     $    489
  Percent of revenues.....................        10%          10%          10%
  Revenue ton miles.......................    20,784       19,724       20,030
  Revenues per revenue ton mile...........      2.40c        2.45c        2.44c
  Carloadings.............................       284          280          283
Chemicals:
  Revenues................................  $    412     $    406     $    389
  Percent of revenues.....................         8%           8%           8%
  Revenue ton miles.......................    14,853       14,655       14,167
  Revenues per revenue ton mile...........      2.77c        2.77c        2.75c
  Carloadings.............................       291          263          244
Consumer Products:
  Revenues................................  $    267     $    257     $    258
  Percent of revenues.....................         5%           5%           5%
  Revenue ton miles.......................     9,477        9,049        9,098
  Revenues per revenue ton mile...........      2.82c        2.84c        2.84c
  Carloadings.............................       150          145          146
Minerals Processors:
  Revenues................................  $    208     $    195     $    180
  Percent of revenues.....................         4%           4%           4%
  Revenue ton miles.......................     8,399        7,984        7,409
  Revenues per revenue ton mile...........      2.48c        2.44c        2.43c
  Carloadings.............................       189          179          170
Vehicles & Machinery:
  Revenues................................  $    190     $    185     $    165
  Percent of revenues.....................         4%           4%           4%
  Revenue ton miles.......................     2,614        2,386        2,140
  Revenues per revenue ton mile...........      7.27c        7.75c        7.71c
  Carloadings.............................       134          122          101
Iron & Steel:
  Revenues................................  $    175     $    173     $    178
  Percent of revenues.....................         3%           4%           4%
  Revenue ton miles.......................     8,270        8,189        8,088
  Revenues per revenue ton mile...........      2.12c        2.11c        2.20c
  Carloadings.............................       230          225          244
Aluminum, Nonferrous Metals & Ores:
  Revenues................................  $    102     $    103     $    108
  Percent of revenues.....................         2%           2%           2%
  Revenue ton miles.......................     3,851        3,917        4,180
  Revenues per revenue ton mile...........      2.65c        2.63c        2.58c
  Carloadings.............................        65           68           71

Coal

  The transportation of coal is Railroad's largest source of revenues, accounting for approximately one-third of the total. Based on carloadings and tons hauled, Railroad is the largest transporter of Western low-sulfur coal in the United States. Over 90 percent of Railroad's coal traffic originated in the Powder River Basin of Montana and Wyoming during the three years ended December 31, 1994. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

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

Agricultural Commodities

  Based on carloadings and tons hauled, Railroad is the largest rail transporter of grain in North America. Railroad's system is strategically located to serve the Midwest and Great Plains grain producing regions where Railroad serves most major terminal, storage, feeding and food-processing locations. Additionally, Railroad has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions.

Intermodal

  Intermodal transportation consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers. The intermodal business has become highly service-driven, and in some cases motor carriers and railroads have begun to jointly market intermodal service. Railroad's intermodal transportation system integrates the movement of approximately 36 daily trains operating between 32 rail hubs and 27 satellite rail hubs (Railroad-operated marshalling points for trailer/container movements). These operations are strategically located across Railroad's rail network and also serve major distribution centers outside Railroad's system. Strategic alliances have been formed to enhance Railroad's market access both with other railroads and with major truck transportation providers.

Forest Products

  The Forest Products business unit is primarily comprised of lumber, plywood, pulpmill feedstock, wood pulp and paper products. These products primarily come from the Pacific Northwest, upper Midwest and Southeast areas of the United States.

Chemicals

  The Chemicals business unit is comprised of fertilizer, petroleum and chemical commodities as well as Railroad's environmental logistics business. Primary origin markets for Railroad include the Gulf Coast, the Pacific Northwest, and various Canadian ports of entry. Environmental logistics is an area of significant opportunity as municipalities exhaust their traditional disposal sources and must increasingly transport their waste over longer distances.

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

Vehicles & Machinery

  The Vehicles & Machinery business unit is responsible for both domestic and international vehicle manufacturers as well as an assortment of primary and secondary markets for heavy machinery and aerospace products. Through the development and implementation of using containers to move motor vehicles, Railroad is redefining transit time and ride quality. Heavy machinery includes primary markets for aircraft, construction, farm and railroad equipment and secondary markets for used equipment. The business unit is also responsible for military and other miscellaneous traffic for the United States government.

Iron & Steel

  The Iron & Steel business unit handles virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are the business unit's primary input products, while finished steel products range from structural beams and steel coils to wire and nails.

Aluminum, Nonferrous Metals & Ores

  The Aluminum, Nonferrous Metals & Ores business unit handles alumina and aluminum products, petroleum coke and a variety of other metals and ores such as zinc, copper and lead.

Operating factors

  Certain significant operating statistics were as follows:

                                                                Year ended December 31,
                                                   ------------------------------------------------
                                                     1994      1993      1992      1991      1990
                                                   -------   -------   -------   -------   --------
Carloadings (in thousands).....................      4,429     4,175     4,178     4,149     4,335
Freight revenues per carload...................     $1,101    $1,099    $1,080    $1,071    $1,052
Revenue ton miles (in millions)................    260,574   237,339   232,799   232,441   234,291
Revenues per revenue ton mile..................       1.92c     1.98c     1.99c     1.96c     1.99c
Revenue tons per carload.......................         86        83        82        82        79
Revenue tons per train.........................      3,397     3,315     3,193     3,188     3,141
Freight train miles (in millions)..............         77        72        73        73        75
Average length of haul (miles).................        793       778       764       770       766
Gross ton miles, excluding locomotives
  (in millions)................................    443,440   409,808   400,917   402,527   409,991
Operating ratio (excluding the 1991 special
  charge)......................................         83%       86%       87%       90%       87%
Operating expense per gross ton mile (excluding
  the 1991 special charge).....................        .93c      .99c     1.01c     1.02c      .99c
Gallons of fuel used (in millions).............        631       588       560       562       593
Average fuel price per gallon..................       58.4c     61.5c     62.2c     65.5c     69.5c
Gross ton miles per gallon of fuel used........        703       697       716       716       691
Revenue ton miles per employee (in thousands)..      8,485     7,781     7,461     7,317     7,120
Revenues per employee (in thousands)...........       $163      $154      $148      $144      $142

Properties

  In 1994, approximately 96 percent of the total ton miles, both revenue and non-revenue generating, carried by Railroad were handled on its main lines.
At December 31, 1994, approximately 19,140 miles of Railroad's track consisted of 112-lb. per yard or heavier rail, including approximately 10,738 track miles of 132-lb. per yard or heavier rail. Additions and replacements to properties were as follows:

                                                                Year ended December 31,
                                                    ----------------------------------------------
                                                     1994      1993      1992      1991      1990
                                                    ------    ------    ------    ------    ------
Track miles of rail additions and replacements:
  New..........................................        378       387       461       380       301
  Used.........................................        253       356       299       281       299
Track miles surfaced or reballasted............      8,183     7,854     7,610     7,710     7,119
Ties inserted (in thousands):
  Wood.........................................      1,435     1,914     1,684     1,515     1,331
  Concrete.....................................        260       195       500       527       691

Equipment

  Railroad owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1994:

                                                        Number of Units
                                                    --------------------------
                                                     Owned    Leased     Total
                                                    ------    ------     -----
Locomotives:
  Freight......................................        583     1,419     2,002
  Passenger....................................          -         -         -
  Multi-purpose................................        148        58       206
  Switching....................................        176        18       194
                                                    ------     -----     -----
    Total locomotives..........................        907     1,495     2,402
                                                    ======     =====     =====

Freight Cars:
  Box-general purpose..........................        238     2,753     2,991
  Box-specially equipped.......................      5,021       901     5,922
  Gondola......................................      4,729     2,613     7,342
  Hopper-open top..............................      7,349       791     8,140
  Hopper-covered...............................     16,326    15,702    32,028
  Refrigerator.................................      3,293         9     3,302
  Flat.........................................      3,123     1,135     4,258
  Caboose......................................        458         -       458
  Other........................................        549        37       586
                                                    ------    ------    ------
    Total freight cars.........................     41,086    23,941    65,027
                                                    ======    ======    ======

Commuter passenger cars........................          -       141       141
                                                    ======    ======    ======

  In addition to the owned and leased locomotives identified above, Railroad operates 197 freight locomotives under power purchase agreements.

  The average age of locomotives and freight cars was 15.0 years and 18.6 years, respectively, at December 31, 1994, compared with 14.5 years and 18.6 years, respectively, at December 31, 1993.

  The average percentage of Railroad's locomotives and freight cars awaiting repairs during 1994 was 7.7 and 3.1, respectively, compared with 7.7 and 3.3, respectively, in 1993. The average time between locomotive failures was 71.1 days in 1994 compared with 67.9 days in 1993.

  In 1993, Railroad entered into an agreement to acquire 350 alternating current traction motor locomotives. In December 1994, the number of locomotives to be acquired under this agreement was increased to 404. Railroad anticipates reduced locomotive operating costs as well as an increase in both horsepower and traction, meaning fewer locomotives will be needed for many freight operations. As of January 31, 1995, Railroad had accepted delivery of 147 locomotives and anticipates deliveries under this agreement of between approximately 60 and 140 each year from 1995 (including January 1995 deliveries) through 1997.

Employees

  Railroad employed an average of 30,711 employees in 1994 compared with 30,502 in 1993 and 31,204 in 1992. Railroad's payroll and employee benefits costs, including capitalized labor costs, were approximately $2.0 billion for the year ended December 31, 1994 and $1.9 billion for each of the years ended December 31, 1993 and 1992. Almost 90 percent of Railroad's employees are covered by collective bargaining agreements with 14 different labor organizations.

  In December 1994, Railroad reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Any changes negotiated with the other unions regarding health and welfare benefits on a national basis will also apply to the Railroad Yardmasters. Approximately 250 Yardmasters were affected by this agreement. Also during 1994, agreements were signed with all of the unions establishing non-contributory 401(k) plans for union employees.

  Labor agreements currently in effect for unions other than Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. The next wage adjustment stipulated by the existing agreements is scheduled for July 1995 unless new agreements are reached by the parties prior to that time. The adjustment called for by the contract is a base wage increase dependent upon changes in the Consumer Price Index not to exceed three percent. These cost of living increases may be offset by increases in the cost of Railroad's payment rate for health and welfare benefits costs. Railroad joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. The unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate nationally on a multi-employer basis and the issue is currently pending in Federal District Court in Washington, D.C. At this time, negotiations on the proposals by both the railroads and the unions are in preliminary stages and the ultimate outcome of these negotiations cannot be predicted.

  In July 1993, the American Train Dispatchers Association ratified an April 1993 agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

Competition

  The general environment in which Railroad operates remains highly competitive. Depending on the specific market; deregulated motor carriers, other railroads and river barges exert pressure on various price and service combinations. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to impact the market for non-bulk, time sensitive freight. The potential expansion of long combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, Railroad and other railroads continue to develop and implement technologically supported operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. Railroad's primary rail competitors in the western region of the United States consist of The Atchison, Topeka & Santa Fe Railway Company; Chicago & Northwestern Transportation Company (C&NW); CP Rail System; Southern Pacific Transportation Company; and Union Pacific Railroad Company (UP Rail).

  Coal, one of Railroad's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP Rail and Railroad's efforts to penetrate into new markets. In addition to the railroads discussed above, numerous regional railroads and motor carriers operate in parts of the same territory served by Railroad.

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

  On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of Railroad's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. The ICC has issued a procedural schedule calling for the receipt of Railroad's evidence on February 27, 1995. Railroad sought reconsideration of that schedule and the ICC granted Railroad's request to extend the filing date until March 29, 1995 in a decision served
February 13, 1995. On January 19, 1995, Railroad moved to dismiss the case on the basis that complainants had failed to state a prima facie case. The ICC denied the motion on February 13, 1995.

Coal Transportation Contract Litigation

  On April 26, 1991, an action was filed against Railroad in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power
                                               ---------------------------
Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The
- -----------------------------------------------
plaintiff, Southwestern Electric Power Company (SWEPCO), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by Railroad constituted unusual economic conditions giving rise to a "gross inequity" because Railroad's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff filed an amendment to its complaint to further allege that Railroad had been unjustly enriched by retaining differences between the rates actually charged and those that should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

  Railroad's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that Railroad would retain most of its productivity gains. Railroad further contended that there was no agreement that transportation rates paid by SWEPCO would be based on Railroad's costs of providing service.

  On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, Railroad was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. Railroad intends to appeal the judgment. In the opinion of outside counsel, Railroad has a substantial likelihood of prevailing on appeal, although no assurances can be given due to the uncertainties inherent in litigation. Railroad plans to file its Notice of Appeal in the case on February 17, 1995 and will post a bond to stay enforcement of the judgment pending prosecution of all appeals. In the event SWEPCO fails to file a motion for new trial on or before February 21, 1995, Railroad's appeal will be effective. If such a motion for new trial were timely filed, the trial court's jurisdiction would extend 75 days from the date of judgment to rule on SWEPCO's motion, and Railroad would refile its appeal at the appropriate time.

Environmental Proceeding

  On May 25, 1994, the United States Department of Justice (Department) filed suit on behalf of the United States Environmental Protection Agency (EPA) against Railroad in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 30, 1992, (2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993. The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA initially calculated the statutory maximum penalty associated with these three spills to be $10,137,000. Railroad has answered the complaint and opposed the penalties sought by the EPA.

  On February 13, 1995, Railroad attended a settlement conference with the Department. The settlement conference was called and conducted by the United States Judge Magistrate for the Western District of Wisconsin. At the conference, a settlement in principle was achieved. Pursuant to the compromise, Railroad will pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages. Railroad will also make a $100,000 contribution to a study (jointly approved by Railroad and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release Railroad from all claims arising out of the three derailments and provide Railroad contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

  The settlement is subject to documentation, formal sign-off by various government officials and court approval. Railroad anticipates that the settlement will be executed, approved and implemented by March 30, 1995. There is no reason to believe that formal government and court approval will not be forthcoming.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable - see Table of Contents note.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  All of Railroad's outstanding common stock is owned of record by BNI and therefore not traded on any market.

Item 6. Selected Financial Data

  Not applicable - see Table of Contents note.

Item 7.  Management's Narrative Analysis of Results of Operations

Results of operations

Year ended December 31, 1994 compared with year ended December 31, 1993

   Railroad had net income of $459 million for the year ended December 31, 1994 compared with net income of $332 million for 1993. Results for 1994 included the cumulative effect of the implementation of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits" which decreased 1994 net income by $10 million. Results for 1993 included the effects of severe flooding in the Midwest, most notably in the third quarter. The floods slowed and often halted operations, forced extensive detours, increased car, locomotive and crew costs and resulted in extensive rebuilding of damaged track and bridges. Railroad estimated that the third quarter flooding reduced revenues during 1993 by $44 million and increased operating expenses by $35 million, for a combined reduction of $79 million. Net income for 1993 also included the retroactive effects of the Omnibus Budget Reconciliation Act of 1993 (the Act), which was passed into law during August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced Railroad's net income by $28 million through the date of enactment. This included the recognition of a one-time, non-cash charge of $27 million to income tax expense to adjust deferred taxes as of the enactment date and a charge of $1 million to current income tax expense.

Revenues

The following table presents Railroad's revenue information by business unit and includes certain reclassifications of 1993 information to conform to the 1994 presentation:


                                                             Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
                                        ---------------    -----------------   -------------------
Year ended December 31,                  1994     1993      1994       1993     1994        1993
- --------------------------------------------------------------------------------------------------
                                         (In millions)       (In millions)         (In cents)
Coal..............................      $1,669   $1,532   140,934    122,821     1.18        1.25
Agricultural Commodities..........         830      784    35,130     35,454     2.36        2.21
Intermodal........................         772      730    25,542     23,726     3.02        3.08
Forest Products...................         498      483    20,784     19,724     2.40        2.45
Chemicals.........................         412      406    14,853     14,655     2.77        2.77
Consumer Products.................         267      257     9,477      9,049     2.82        2.84
Minerals Processors...............         208      195     8,399      7,984     2.48        2.44
Vehicles & Machinery..............         190      185     2,614      2,386     7.27        7.75
Iron & Steel......................         175      173     8,270      8,189     2.12        2.11
Aluminum, Nonferrous Metals & Ores         102      103     3,851      3,917     2.65        2.63
Shortlines and other..............        (128)    (149)   (9,280)   (10,566)       -           -
                                        ------   ------   -------    -------
  Total...........................      $4,995   $4,699   260,574    237,339     1.92        1.98
                                        ======   ======   =======    =======

  Total revenues for 1994 were $4,995 million compared with revenues of $4,699 million for 1993. The $296 million improvement was primarily attributable to improvements in Coal ($137 million), Agricultural Commodities ($46 million) and Intermodal ($42 million) revenues.

  Coal revenues improved $137 million during 1994 as a result of increased traffic. This increase was primarily caused by a rise in the demand for electricity as well as the need for utilities to replenish coal stockpiles during the first half of 1994, which were partially depleted during the 1993 summer flooding. Railroad estimated lost coal revenues of approximately $35 million during 1993 as a result of this flooding. Partially offsetting the increase in 1994 traffic was a decline in revenues per revenue ton mile. These lower yields were largely due to the transportation in 1994 of greater volumes above contractual minimum tonnage requirements on which customers received lower rates. Continuing competitive pricing pressures in contract renegotiations also contributed to lower yields.

  Revenues from the transportation of Agricultural Commodities during 1994 were $46 million higher than 1993. This increase was principally caused by a $31 million improvement in barley revenues, higher wheat revenues and improved feeds and minor oilseeds revenues. Barley revenues benefited from strong domestic and export demand caused by favorable market conditions during 1994. Higher wheat revenues resulted from an increase in yield, which is a product of commodity mix, price and length of haul. Feeds and minor oilseeds revenues were favorably impacted by increased domestic feed demand. Partially offsetting these increases was an early 1994 decrease in corn revenues largely attributable to reduced crop production and lower export demand.

  Intermodal revenues increased $42 million during 1994 when compared with 1993. Intermodal-international revenues accounted for the majority of the increase with a $37 million improvement over 1993 caused by both new business and growth in existing business. Additionally, BN AMERICA revenues increased due to Railroad's focus on traffic in its key intermodal lanes which resulted in improved yields. The traffic increases in Railroad's key intermodal lanes more than offset Railroad's withdrawal from the Texas market in April 1994.

  Forest Products, Consumer Products and Minerals Processors revenues for 1994 increased $15 million, $10 million and $13 million, respectively compared with 1993. The improvement in Forest Products revenues was largely due to increased housing starts during the year, while Consumer Products revenues were higher as a result of increased export demand. Minerals Processors revenues rose as a result of stronger clays and aggregates traffic caused by increases in both domestic and export demands.

  Revenues for Chemicals and Vehicles & Machinery increased $6 million and $5 million, respectively. Increased volumes for environmental logistics, chemicals and fertilizers contributed to higher Chemicals revenues, offset partially by a decline in petroleum products revenues. The increase in Vehicles & Machinery revenues resulted from increased volume in automotive-international traffic.

  Current year revenues for Iron & Steel and Aluminum, Nonferrous Metals & Ores were relatively flat compared with 1993.

  Shortlines and other, which are a net reduction of revenue, dropped $21 million compared with 1993 primarily due to additional haulage agreement revenues and increased miscellaneous revenues.

Expenses

  Total operating expenses for 1994 were $4,164 million compared with $4,049 million for 1993. However, the operating ratio improved three percentage points to 83 percent from 86 percent, as increased revenues more than offset increased operating expenses.

  Compensation and benefits expenses for 1994 were $68 million greater than for the prior year. Higher traffic volumes during 1994 as well as basic wage increases for union represented employees, three percent effective July 1993 and four percent effective July 1994, caused an increase in excess of $50 million to wages and related payroll taxes. Increased salaries and a higher pension expense, due to a reduction in the discount rate used in determining the net pension cost, also contributed to additional compensation and benefits expenses.

  Fuel expenses were $7 million higher during 1994 as compared with 1993. The average price paid for diesel fuel decreased 3.1 cents per gallon in 1994 to
58.4 cents despite the 4.3 cents per gallon increase in the federal fuel tax, effective October 1, 1993, enacted as part of the Omnibus Budget Reconciliation Act of 1993. These price savings were more than offset by a $30 million increase in consumption due to higher traffic volumes.

  Materials expenses were $5 million higher during 1994 as compared with 1993. Track and locomotive repair materials costs increased due to higher maintenance levels and a larger fleet size in 1994. Partially offsetting these increases were greater scrap sales due to the higher maintenance levels and a reduction in expenditures for safety and protective equipment deployed in 1993.

  Equipment rents expenses were $53 million higher than 1993. This increase was primarily attributable to higher lease expenses due to a larger fleet of leased rail cars as well as leasing locomotives to meet power requirements. Increased equipment rentals from an affiliate and payments for failure to achieve service commitments in the first half of 1994 under various transportation agreements also contributed to this increase. These increases were partially offset by decreased car hire expenses in 1994 compared with 1993, due to the adverse effects of the Midwest flooding in 1993.

  Purchased services expenses increased $14 million compared with 1993. Higher intermodal-related costs, due to increased volumes, and higher third party locomotive maintenance and repair costs were the most significant contributing factors to this increase. These increases were partially offset by haulage agreement-related reimbursements from The Atchison, Topeka and Santa Fe Railway Company and Southern Pacific Transportation Company for operating services provided by Railroad.

  Depreciation expense for 1994 was $1 million higher than 1993, primarily due to an increase in the asset base and higher traffic levels.

  Other operating expenses were $33 million less when compared with 1993. A $43 million decrease in costs associated with personal injury claims, excluding wage continuation payments, and the absence in 1994 of costs associated with the 1993 third quarter floods were partially offset by increases in derailment-related expenses and property taxes.

  Interest expense for the year decreased $7 million compared with 1993, primarily due to a lower average outstanding debt balance in 1994.

  Other income, net was $5 million higher in 1994 compared with 1993, due primarily to a reduction in other miscellaneous expenses.

  The effective tax rate was 39.0 percent for 1994 compared with 42.4 percent for 1993. The higher effective tax rate for 1993 resulted from the retroactive increase, effective January 1, 1993, in tax rates pursuant to the provisions of the Omnibus Budget Reconciliation Act of 1993 and the related impact on the deferred tax liability at January 1, 1993.

Other matters

Casualty and environmental

  Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of Railroad are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring finding of fault, coupled with unscheduled awards and reliance on the jury system, resulted in significant increases in expense. For several years prior to 1992, the trend of significant increases in Railroad's personal injury expense reflected the combined effects of increasing frequency of claims, rising medical expenses, legal judgments and settlements. To improve worker safety and counter increasing costs, Railroad implemented a number of programs to reduce the number of personal injury claims and the dollar amount of claim settlements, and reverse the trend of rising expense. If these efforts continue to be successful, future expenses could be further reduced. The total amount of personal injury costs (including wage continuation payments) were $170 million, $216 million and $253 million in 1994, 1993 and 1992, respectively. Railroad is also working with others, through the Association of American Railroads, to seek changes in legislation to provide a more equitable program for injury compensation in the railroad industry.

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

  Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party
(PRP) for study and clean-up costs at approximately 75 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

  Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when Railroad's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Railroad conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs and historical trend analyses.

  Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. Railroad paid approximately $21 million, $27 million and $20 million during 1994, 1993 and 1992, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $70 million relates to the PRP sites. Of the $110 million, Railroad expects to spend $33 million during 1995. Also, Railroad anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At December 31, 1994, 23 sites accounted for approximately $75 million of the accrual and no individual site was considered to be material.

  Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1994, Railroad had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of December 31, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

Hedging activities

  Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At December 31, 1994, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 79 million gallons which Railroad had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 53 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from January to October 1995.

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

  In the second quarter of 1994, Railroad entered into a three year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. Railroad's position in this swap was subsequently closed during the fourth quarter of the year. Under the terms of this swap, Railroad received semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and made semiannual floating rate payments tied to the six-month LIBOR. The swap was accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During 1994, the resulting decrease in interest expense was not significant.

Proposed merger

  As of June 29, 1994, BNI and Santa Fe entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Pursuant to the Merger Agreement, Santa Fe is to merge with and into BNI with each share of Santa Fe common stock to be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock. The exchange ratio will vary based on the number of shares of Santa Fe common stock repurchased by Santa Fe in the repurchase program referred to below (the Repurchase Program). Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

  Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers (together, the Tender Offer) to acquire up to 63 million shares of Santa Fe common stock in the aggregate at $20 per share in cash (with Santa Fe severally obligated to purchase up to 38 million shares of Santa Fe common stock in the Tender Offer and BNI severally obligated to purchase up to 25 million shares of Santa Fe common stock in the Tender Offer). The Tender Offer expired at midnight, Eastern Standard Time, on February 8, 1995, with approximately 112.6 million shares of Santa Fe common stock tendered (based on a preliminary count). As 63 million shares of Santa Fe common stock have been accepted for payment by BNI and Santa Fe, tenders by

Santa Fe stockholders are subject to proration. Payment for tendered shares will be made promptly after the final proration factor is determined, which determination is expected to be made on or about February 17, 1995. Santa Fe will purchase 38 million shares of Santa Fe common stock in the Tender Offer, and BNI will purchase the remaining 25 million shares accepted for payment.

  On February 6,1995, BNI entered into a five-year $500 million unsecured bank credit facility (the Tender Offer Facility), whereby a group of banks will finance BNI's obligations to purchase shares of Santa Fe common stock in the Tender Offer. At BNI's option, borrowings can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of LIBOR or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate. Santa Fe anticipates borrowing up to $1,110 million (of which approximately $200 million will be used to replace existing Santa Fe debt) in connection with the Santa Fe tender offer and related matters from a syndicate of financial institutions under a new Santa Fe credit agreement. Santa Fe may also borrow an additional $200 million under its new credit agreement to retire $200 million of existing Santa Fe debt.

  Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreements and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNI common stock to be issued in the Merger will not be affected by the number of shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNI common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares.

  Pursuant to the Merger Agreement, two possible structures are available to complete the Merger. Using the current structure, each issued and outstanding share of Santa Fe common stock (other than shares of Santa Fe common stock held by Santa Fe as treasury stock or shares held by BNI, all of which will be cancelled) will be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. BNI will be the surviving corporation. The Merger Agreement provides that either BNI or Santa Fe may elect to effect the Merger through the use of a holding company (the Alternative Transaction Structure) as described below. BNI and Santa Fe have established BNSF Corporation (BNSF), a Delaware corporation, for such purpose. Under the Alternative Transaction Structure, BNSF would create two subsidiaries and one subsidiary would merge into BNI and one into Santa Fe. Each holder of BNI common stock would receive one share of BNSF common stock and each holder of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than 0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be cancelled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Alternative Transaction Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as the Merger in its current structure. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's $500 million investment will be included in the purchase price.

  As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, was charged to compensation and benefits expense. As of December 31, 1994, such unearned compensation relating to restricted stock was approximately $23 million. BNI expects to incur other costs related to the Merger some of which will be included in the determination of the total purchase price.

  Consummation of the Merger is subject to approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. In connection with the ICC proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC has recently proposed to adopt for all major railroad mergers, and on February 3, 1995, the ICC issued a notice requesting comments on the proposed schedule by February 21, 1995. That schedule calls for the ICC to issue its decision on the merger within 165 days from the date on which the ICC publishes a notice formally advising parties that the BNI and Santa Fe stockholders have voted to approve the transaction. The ICC has not yet issued a notice regarding stockholder approval nor taken any further action on the proposed schedule.

  On October 5, 1994, Union Pacific Corporation (UP) submitted a proposal to Santa Fe pursuant to which UP would acquire Santa Fe. UP modified its proposal on several occasions and, on January 31, 1995, withdrew its acquisition proposal for Santa Fe.

Other

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

  In December 1994, Railroad reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Any changes negotiated with the other unions regarding health and welfare benefits on a national basis will also apply to the Railroad Yardmasters. Approximately 250 Yardmasters were affected by this agreement. Also during 1994, agreements were signed with all of the unions establishing non-contributory 401(k) plans for union employees.

  Labor agreements currently in effect for unions other than Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. The next wage adjustment stipulated by the existing agreements is scheduled for July 1995 unless new agreements are reached by the parties prior to that time. The adjustment called for by the contract is a base wage increase dependent upon changes in the Consumer Price Index not to exceed three percent. These cost of living increases may be offset by increases in the cost of Railroad's payment rate for health and welfare benefits costs.

Railroad joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. The unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate nationally on a multi-employer basis and the issue is currently pending in Federal District Court in Washington, D.C. At this time, negotiations on the proposals by both the railroads and the unions are in preliminary stages and the ultimate outcome of these negotiations cannot be predicted.

  In July 1993, the American Train Dispatchers Association ratified an April 1993 agreement which will facilitate the consolidation of all dispatching functions into a centralized train dispatching office in Fort Worth, Texas by the end of 1995.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Income
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)


Year ended December 31,                                1994     1993     1992
- ------------------------------------------------------------------------------
Revenues...........................................  $4,995   $4,699   $4,630

Costs and expenses:
  Compensation and benefits........................   1,769    1,701    1,704
  Fuel.............................................     369      362      348
  Materials........................................     305      300      295
  Equipment rents..................................     478      425      410
  Purchased services...............................     478      464      457
  Depreciation.....................................     335      334      324
  Other............................................     430      463      505
                                                     ------   ------   ------
    Total costs and expenses.......................   4,164    4,049    4,043
                                                     ------   ------   ------
Operating income...................................     831      650      587
Interest expense...................................      79       86      103
Other income, net..................................      17       12       57
                                                     ------   ------   ------
Income before income taxes and cumulative effect
  of changes in accounting methods.................     769      576      541
Income tax expense.................................     300      244      186
                                                     ------   ------   ------
Income before cumulative effect of changes in
  accounting methods...............................     469      332      355
Cumulative effect of changes in accounting methods,
  net of tax.......................................     (10)       -      (21)
                                                     ------   ------   ------
      Net income...................................  $  459   $  332   $  334
                                                     ======   ======   ======
























See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)




December 31,                                               1994         1993
- -----------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents.......................       $   27       $   17
  Accounts receivable, net........................          702          591
  Materials and supplies..........................          100           91
  Current portion of deferred income taxes........          157          167
  Other current assets............................           27           23
                                                         ------       ------
    Total current assets..........................        1,013          889

Property and equipment, net.......................        5,848        5,488
Investments in and advances to affiliates.........           94          104
Other assets......................................          133          130
                                                         ------       ------
        Total assets..............................       $7,088       $6,611
                                                         ------       ------
Liabilities and Stockholder's Equity

Current liabilities:
  Accounts payable................................       $  539       $  498
  Compensation and benefits payable...............          263          269
  Casualty and environmental reserves.............          248          286
  Taxes payable...................................          130          131
  Accrued interest................................           19           22
  Other current liabilities.......................           64           69
  Commercial paper................................           90           26
  Current portion of long-term debt...............           25          177
                                                         ------       ------
    Total current liabilities.....................        1,378        1,478

Long-term debt....................................          719          702
Deferred income taxes.............................        1,421        1,329
Casualty and environmental reserves...............          415          426
Other liabilities.................................          202          182
                                                         ------       ------
    Total liabilities.............................        4,135        4,117
                                                         ------       ------
Common stockholder's equity:
  Common stock, without par value (1,000 shares
    authorized, issued and outstanding)...........        1,191        1,191
  Retained earnings...............................        1,762        1,303
                                                         ------       ------
    Total common stockholder's equity.............        2,953        2,494
                                                         ------       ------
        Total liabilities and stockholder's equity       $7,088       $6,611
                                                         ======       ======


See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)

Year ended December 31,                               1994     1993      1992
- ------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income.....................................    $ 459    $ 332     $ 334
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of changes in accounting
      methods....................................       10        -        21
    Depreciation.................................      335      334       324
    Deferred income taxes........................      109      128        25
    Changes in current assets and liabilities:
      Accounts receivable, net...................     (111)    (117)      (30)
      Materials and supplies.....................      (13)       6         2
      Other current assets.......................       (4)      (1)        1
      Accounts payable...........................       41       19        19
      Compensation and benefits payable..........       (8)     (50)       16
      Casualty and environmental reserves........      (38)      37         2
      Taxes payable..............................       (1)       7         4
      Accrued interest...........................       (3)      (2)       (9)
      Other current liabilities..................       (5)      (2)        3
    Changes in long-term casualty and
      environmental reserves.....................      (11)     (56)       16
    Other, net...................................      (13)     (60)      (22)
                                                    ------   ------    ------
      Net cash provided by operating activities..      747      575       706
                                                    ------   ------    ------
Cash flows from investing activities:
  Additions to property and equipment............     (626)    (530)     (469)
  Collections from affiliates, net...............       10       29       266
  Proceeds from property and equipment
    dispositions.................................       35       35        33
  Other, net.....................................      (31)     (16)      (19)
                                                    ------   ------    ------
      Net cash used in investing activities......     (612)    (482)     (189)
                                                    ------   ------    ------
Cash flows from financing activities:
  Net increase (decrease) in commercial paper....       64       26      (353)
  Proceeds from issuance of long-term debt             150        -         -
  Payments on long-term debt.....................     (336)     (83)      (71)
  Dividends paid.................................        -      (75)      (50)
  Other, net.....................................       (3)      (1)       (2)
                                                    ------   ------    ------
      Net cash used in financing activities......     (125)    (133)     (476)
                                                    ------   ------    ------
      Increase (decrease) in cash and cash
        equivalents..............................       10      (40)       41
Cash and cash equivalents:
  Beginning of year..............................       17       57        16
                                                    ------   ------    ------
  End of year....................................    $  27    $  17     $  57
                                                    ======   ======    ======
Supplemental cash flow information:
  Interest paid, net of amounts capitalized......    $  78    $  92     $ 110
  Income taxes paid, net of refunds..............      192      109       163

Supplemental noncash investing and financing
  activities information:
  Assets financed through a capital lease
    obligation...................................    $  50        -         -

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Common Stockholder's Equity
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)

                                                                            Amount
                                            Number of       ---------------------------------------
                                             Common         Common         Retained
Three years ended December 31, 1994          Shares          Stock         Earnings           Total
- ---------------------------------------------------------------------------------------------------
Balance at December 31, 1991.......           1,000         $1,190           $  762          $1,952

Net income.........................                                             334             334
Dividends..........................                                             (50)            (50)
                                             ------         ------           ------          ------
Balance at December 31, 1992.......           1,000          1,190            1,046           2,236

Net income.........................                                             332             332
Dividends..........................                                             (75)            (75)
Capital contribution from parent...                              1                                1
                                             ------         ------           ------          ------
Balance at December 31, 1993.......           1,000          1,191            1,303           2,494

Net income.........................                                             459             459
                                             ------         ------           ------          ------
Balance at December 31, 1994.......           1,000         $1,191           $1,762          $2,953
                                             ======         ======           ======          ======


































See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Burlington Northern Railroad Company and Subsidiaries

1. Accounting policies

Principles of consolidation

   Burlington Northern Railroad Company (Railroad) is a wholly owned subsidiary of Burlington Northern Inc. (BNI). The consolidated financial statements include the accounts of Railroad and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

   All short-term investments with original maturities of less than 90 days are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

Property and equipment

   Main line track is depreciated on a group basis using a units-of-production method. All other property and equipment are depreciated on a straight-line basis over their estimated useful lives. Interstate Commerce Commission (ICC) regulations require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the ICC. An annual review of rates and accumulated depreciation is performed and appropriate adjustments are recorded. Significant premature retirements, which would include major casualty losses, abandonments, sales and obsolescence of assets; are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

Materials and supplies

   Materials and supplies consist mainly of diesel fuel, repair parts for equipment and other railroad property and are valued at average cost.

Revenue recognition

   Transportation revenues are recognized proportionately as a shipment moves from origin to destination.

Income taxes

   Railroad's operations are included in the consolidated federal income tax return of BNI. Income tax expense is provided based on earnings reported as if Railroad filed a separate income tax return. In addition, the provision for income taxes includes deferred tax expense determined by the change in the net deferred tax liability, which is computed based on the differences between the financial statement and tax basis of assets and liabilities as measured by applying enacted tax laws and rates. Investment tax credits were accounted for under the "flow-through" method.

2. Accounts receivable, net

     Railroad's agreement to sell, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable with limited recourse expired in December 1994. At December 31, 1993, accounts receivable were net of $100 million, representing receivables sold. Average monthly proceeds from the sale of accounts receivable were $162 million, $182 million and $190 million in 1994, 1993 and 1992, respectively. Included in other income, net were expenses of $9 million in 1994 and 1993 and $11 million in 1992, relating to the sale. Railroad maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable, which at December 31, 1993 included receivables sold with recourse. Allowances for doubtful accounts of $20 million and $17 million have been recorded at December 31, 1994 and 1993, respectively.

3.   Property and equipment, net

     Property and equipment, net was as follows (in millions):

December 31,                                                 1994       1993
- ----------------------------------------------------------------------------
Road, roadway structures and real estate..........         $7,690     $7,342
Equipment.........................................          1,913      1,784
                                                           ------     ------
   Total cost.....................................          9,603      9,126
Less accumulated depreciation.....................          3,755      3,638
                                                           ------     ------
     Property and equipment, net..................         $5,848     $5,488
                                                           ======     ======

   The consolidated balance sheets at December 31, 1994 and 1993 included $86 million and $36 million, respectively, of property and equipment under capital leases. The related depreciation was included in depreciation expense. Accumulated depreciation for property and equipment under capital leases was $34 million and $31 million at December 31, 1994 and 1993, respectively.

   Main line track is depreciated on a group basis using a units-of-production method. The accumulated depreciation and annual depreciation accrual rates for railroad assets other than main line track are calculated using a straight-line method and statistical group measurement techniques. The group techniques project depreciation expense and estimated accumulated depreciation utilizing historical experience and expected future conditions relating to the timing of asset retirements, cost of removal, salvage proceeds, maintenance practices and technological changes. The net book value of reported assets reflects estimated remaining asset utility on a historical cost basis.

   Due to the imprecision of annual reviews using statistical group measurement techniques for long-term asset retirement, replacement and deterioration patterns, Railroad adjusts accumulated depreciation for significant differences between recorded accumulated depreciation and computed requirements. Differences between recorded accumulated depreciation and computed requirements are recognized prospectively on a straight-line basis. Under ICC regulations, Railroad conducts service life studies on a periodic basis. Results of service life studies are recorded over the remaining life of the asset group studied. No service life studies were scheduled for 1994. In future periods, service life studies will be conducted as required. However, the impact of such studies is not determinable at this time.

   Capitalization of certain software development costs has increased as a result of new strategic initiatives. Capitalization of software development costs begins upon establishment of technological feasibility. The establishment of technological feasibility is based upon completion of planning, design and other technical performance requirements.

   Capitalized software development costs are amortized over a seven-year estimated useful life using the straight-line method. Amortization expense was $2 million for the year ended December 31, 1994 and no amortization was recorded for the year ended December 31, 1993. Unamortized capitalized software costs were $20 million and $6 million as of December 31, 1994 and 1993, respectively.

4. Debt

   Debt outstanding was as follows (in millions):


December 31,                                                    1994     1993
- -----------------------------------------------------------------------------
  Consolidated mortgage bonds, 3 1/5% to 9 1/4%,
    due serially to 2045.................................        321      622
  Variable rate term loan facility, weighted average rate
    of 6.32%, due 1997...................................        150        -
  Equipment and other obligations, weighted
    average rate of 8.94% and 9.30%, respectively, due
    serially to 2009.....................................         91      113
  General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
    and 2010, respectively...............................         62       62
  Prior lien railway and land grant bonds, 4%, due 1997           57       57
  General lien railway and land grant bonds, 3%,
    due 2047.............................................         35       35
  First mortgage bonds, series A, 4%, due 1997...........         22       24
  Capitalized lease obligations, weighted average
    rate of 7.27% and 8.01%, respectively, expiring 1996
    and 2008.............................................         46       10
  Income debentures, series A, 5%, due 2006..............          8        8
  Commercial paper.......................................         90       26
Unamortized discount.....................................        (48)     (52)
                                                                ----     ----
    Total................................................        834      905
Less:
  Commercial paper.......................................         90       26
  Current portion of long-term debt......................         25      177
                                                                ----     ----
      Long-term debt.....................................       $719     $702
                                                                ====     ====

   Railroad maintains an effective program for the issuance, from time to time, of commercial paper. These borrowings are supported by Railroad's bank revolving credit agreements. Outstanding commercial paper balances are considered as reducing available borrowings under these agreements. The bank revolving credit agreements allow borrowings of up to $300 million on a short-term basis and $500 million on a long-term basis. Annual facility fees are currently 0.125 and
0.1875 percent, respectively, and are subject to change based upon changes in Railroad's senior secured debt ratings. At

Railroad's option, borrowings can be obtained through either a competitive bid or a standby procedure. Rates for borrowings under the standby procedure are, at Railroad's option, based upon the London Interbank Offered Rate (LIBOR) or certificate of deposit rate, plus in either case, a spread based upon Railroad's senior secured debt ratings, or an alternate base rate. The agreements are currently scheduled to expire on May 5, 1995 and May 6, 1999, respectively. The maturity value of commercial paper outstanding at December 31, 1994 was $91 million, leaving a total of $209 million of the short-term revolving credit agreement available and $500 million of the long-term revolving credit agreement available. The maturity value of commercial paper outstanding at December 31, 1993 was $27 million.

   In November 1994, Railroad entered into a $150 million three year term loan facility agreement with a group of commercial banks and used the proceeds to redeem $150 million aggregate principal amount of Railroad Consolidated Mortgage Bonds, 10 percent, Series J, due November 1, 1997. Under the terms of the indenture, the 10 percent mortgage bonds were redeemable at par, commencing November 1, 1994. The difference between Railroad's redemption price and the net carrying value resulted in an insignificant loss. The three year term loans bear interest at rates equal to the selected LIBOR, which may vary during the term of the loans, plus each lender's interest rate margin.

   The financial covenants of the two bank revolving credit agreements and the three year term loan facility agreement require that Railroad's consolidated tangible net worth, as defined in the agreements, be at least $1.7 billion, and that its debt, as defined in the agreements, cannot exceed the lesser of 140 percent of its consolidated tangible net worth and $3 billion. Each of the agreements contain an event of default arising out of the occurrence and continuance of a "Change in Control." A "Change in Control" is generally defined as the acquisition of more than 50 percent of the voting securities of BNI which has not been approved by the BNI Board of Directors, a change in the control relationship between BNI and Railroad, and finally, a "Change in Control" is deemed to occur when a majority of the seats on the BNI Board of Directors is occupied by persons who are neither nominated by the BNI Board of Directors nor appointed by directors so nominated. The proposed merger between BNI and Santa Fe Pacific Corporation (Santa Fe) will not constitute a "Change in Control" under such agreements.

   In April 1994, Railroad completed a $50 million cross-border leveraged lease of equipment which is recorded as a capital lease obligation. The transaction included the issuance of $40 million of equipment secured debt at a weighted average yield of 7.27 percent and the receipt of an up front cash benefit. The up front benefit reduces the effective interest rate on the debt to 6.64 percent.

   The commercial paper program is further summarized as follows (dollars in millions):


December 31,                                                    1994     1993
- -----------------------------------------------------------------------------
Balance at year end.................................           $  90    $  26
Weighted average interest rate......................            6.43%    3.55%
Maximum outstanding during the year.................           $ 243    $ 179
Average daily amount outstanding during the year....           $  97    $  41
Weighted daily average interest rate during the year            4.29%    3.27%

   Maturities of commercial paper averaged 7 days and 4 days in 1994 and 1993, respectively.

   Aggregate long-term debt scheduled maturities for 1995 through 1999 and thereafter are $25 million, $21 million, $240 million, $14 million, $10 million and $482 million, respectively.

   Substantially all Railroad properties and certain other assets are pledged as collateral to or are otherwise restricted under the various Railroad long-term debt agreements.

5. Disclosures about fair value of financial instruments

   The estimated fair values of Railroad's financial instruments at December 31, 1994 and 1993 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by Railroad, were as follows:

Cash and cash equivalents
   The carrying amount approximated fair value because of the short maturity of these instruments.

Notes receivable
   The fair value of notes receivable was estimated by discounting the anticipated cash flows. Discount rates of 10.8 percent and 8.7 percent at December 31, 1994 and 1993, respectively, were determined to be appropriate when considering current United States Treasury rates and the credit risk associated with these notes.

Accrued interest payable
   The carrying amount approximated fair value as the majority of interest payments are made semiannually.

Long-term debt and commercial paper
   The fair value of Railroad's long-term debt, excluding unamortized discount, was primarily based on secondary market indicators. For those issues not actively quoted, estimates were based on each obligation's characteristics. Among the factors considered were the maturity, interest rate, credit rating, collateral, amortization schedule, liquidity and option features such as optional redemption or optional sinking funds. These features were compared to other similar outstanding obligations to determine an appropriate increment or spread, above United States Treasury rates, at which the cash flows were discounted to determine the fair value. The carrying amount of commercial paper approximated fair value because of the short maturity of these instruments.

Recourse liability from sale of receivables
   Railroad's agreement to sell, on a revolving basis, an undivided percentage interest in a designated pool of accounts receivable with limited recourse expired in December 1994. At December 31, 1993, the carrying value of the allowance for doubtful accounts on receivables sold approximated the fair value of the recourse liability related to those receivables.

   The carrying amount and estimated fair values of Railroad's financial instruments were as follows (in millions):


December 31,                                   1994                1993
- -------------------------------------------------------------------------------
                                         Carrying    Fair   Carrying     Fair
                                          Amount    Value    Amount     Value
                                         --------   -----   --------    -----
Assets:
Cash and cash equivalents..........        $   27   $  27     $   17    $  17
Notes receivable...................             5       5          9       11

Liabilities:
Accrued interest payable...........            19      19         22       22
Long-term debt and commercial paper           882     811        957      978
Recourse liability from sale of
  receivables......................             -       -          4        4

   Railroad also holds investments in, and has advances to, several unconsolidated transportation affiliates. It was not practicable to estimate the fair value of these financial instruments, which were carried at their original cost of $17 million in the December 31, 1994 and 1993 consolidated balance sheets. There were no quoted market prices available for the shares held in the affiliated entities, and the cost of obtaining an independent valuation would have been excessive considering the materiality of these investments to Railroad.

   In addition, Railroad has a note receivable, from a shortline railroad, that has principal payments which are based on traffic volume over a segment of line. The carrying value of the note was $5 million at December 31, 1994 and 1993. As it is not practicable to forecast the traffic volume over the remaining life of the note, it was not included in the notes receivable amount shown above.

6. Hedging activities

   Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. At December 31, 1994, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 79 million gallons which Railroad had committed to purchase was approximately 52 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 53 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from January to October 1995.

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

   In the second quarter of 1994, Railroad entered into a three year interest rate swap on a notional amount of $50 million to hedge against interest rate exposure on one of its debt issuances. Railroad's position in this swap was subsequently closed during the fourth quarter of the year. Under the terms of this swap, Railroad received semiannual fixed-rate payments of 6.33 percent from a AA-rated counterparty and made semiannual floating rate payments tied to the six-month LIBOR. The swap was accounted for as a hedge with realized gains or losses being recognized as a component of interest expense. During 1994, the resulting decrease in interest expense was not significant.

7. Income Taxes

   Effective January 1, 1993, Railroad adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 modifies SFAS No. 96, which established the liability method of accounting for income taxes, and had been adopted by Railroad effective January 1, 1986. Railroad adopted SFAS No. 109 consistent with the transitional guidelines of SFAS No.
109. The effect of the adoption was to increase the current portion of the deferred income tax asset with a corresponding increase in the noncurrent deferred income tax liability of $26 million at January 1, 1993. There was no effect on net income, stockholder's equity or cash flows.

   Income tax expense, excluding the cumulative effect of changes in accounting methods, was as follows (in millions):


Year ended December 31,                                1994     1993     1992
- -----------------------------------------------------------------------------
Current:
   Federal ...................................        $ 167     $102     $138
   State .....................................           24       14       23
                                                      -----     ----     ----
                                                        191      116      161
                                                      -----     ----     ----
Deferred:
   Federal ...................................           93      111       24
   State .....................................           16       17        1
                                                      -----     ----     ----
                                                        109      128       25
                                                      -----     ----     ----
     Total....................................        $ 300     $244     $186
                                                      =====     ====     ====

   Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of changes in accounting methods, was as follows:


Year ended December 31,                                1994     1993     1992
- -----------------------------------------------------------------------------
Federal statutory income tax rate.................     35.0%    35.0%    34.0%
State income taxes, net of federal tax benefit....      3.4      3.5      3.3
Effect of one percent federal tax rate increase on
   deferred tax balances at January 1, 1993.......        -      4.5        -
Internal Revenue Service settlement...............        -        -     (3.1)
Other, net........................................       .6      (.6)      .2
                                                       ----     ----     ----
Effective tax rate................................     39.0%    42.4%    34.4%
                                                       ====     ====     ====

   The components of deferred tax assets and liabilities were as follows (in millions):


December 31,                                           1994              1993
- -----------------------------------------------------------------------------
Deferred tax liabilities:
   Accelerated depreciation and amortization......  $(1,716)          $(1,616)
   Other..........................................      (98)              (89)
                                                    -------           -------
     Total deferred tax liabilities...............   (1,814)           (1,705)
                                                    -------           -------

Deferred tax assets:
   Casualty and environmental reserves............      257               267
   Pensions.......................................       39                29
   Other..........................................      254               247
                                                    -------           -------
     Total deferred tax assets....................      550               543
                                                    -------           -------

   Valuation allowance............................        -                 -
                                                    -------           -------

       Net deferred tax liability.................  $(1,264)          $(1,162)
                                                    =======           =======
  Noncurrent deferred income tax liability........  $(1,421)          $(1,329)
  Current deferred income tax asset...............      157               167
                                                    -------           -------

       Net deferred tax liability.................  $(1,264)          $(1,162)
                                                    =======           =======

   In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $28 million through the date of enactment. A one-time, non-cash charge of $27 million to income tax expense was recorded as an adjustment to deferred taxes as of the enactment date and a charge of $1 million to income tax expense was recorded as an adjustment to current income taxes.

   In December 1992, Railroad received notification that an Appeals Division settlement of the Internal Revenue Service audits for the years 1981 through 1985 had been approved by the Joint Committee on Taxation. This action settled all unagreed issues for those years. The tax effect of the settlement was included in the 1992 tax provision as shown below (in millions):

   Current tax expense...........................      $  2
   Deferred tax benefit..........................       (19)
                                                       ----
     Total tax benefit...........................      $(17)
                                                       ====

8. Retirement plans

   Railroad participates in BNI's pension plans, which are non-contributory defined benefit plans covering substantially all non-union employees. The benefits are based on years of credited service and the highest five-year average compensation levels. Contributions to the plans are determined by BNI and are limited to amounts that are currently deductible for tax purposes. Railroad's pension expense was $36 million, $26 million and $31 million in 1994, 1993 and 1992, respectively. The following data relates to BNI's plans in which Railroad is the principal participant.

   The funded status of BNI's plans and the net accrued pension cost reflected in BNI's consolidated balance sheets were as follows (in millions):


December 31,                                                                   1994    1993
- --------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.................................................. $ 481   $ 539
                                                                              =====   =====

  Accumulated benefit obligation............................................. $ 553   $ 604
                                                                              =====   =====

  Projected benefit obligation............................................... $ 628   $ 740

  Plan assets, primarily marketable equity and debt securities, at fair value  (467)   (490)
                                                                              -----   -----
  Projected benefit obligation in excess of plan assets......................   161     250
  Unrecognized net loss......................................................   (41)   (153)
  Unrecognized prior service cost............................................    (5)     (6)
  Unamortized net transition obligation......................................   (29)    (33)
  Adjustment required to recognize minimum liability.........................    12      56
                                                                              -----   -----
    Net accrued pension cost................................................. $  98   $ 114
                                                                              =====   =====

    The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the benefit obligations were 9 percent and 5.5 percent at December 31, 1994 and 7 percent and 5.5 percent at December 31, 1993. The expected long-term rate of return on assets was 9.5 percent for 1994 and 1993 and 10 percent for 1992.

    Components of the net pension cost were as follows (in millions):


Year ended December 31,                                                        1994    1993    1992
- ---------------------------------------------------------------------------------------------------
Service cost, benefits earned during the period..............................  $ 12    $  9    $ 10
Interest cost on projected benefit obligation................................    50      50      52
Actual return on plan assets.................................................   (25)    (57)    (36)
Net amortization and deferred amounts........................................    (1)     24       5
                                                                               ----    ----    ----
  Net pension cost...........................................................  $ 36    $ 26    $ 31
                                                                               ----    ----    ----

    Net pension cost, which is based upon a discount rate as of January 1, was higher for 1994 than 1993 primarily due to a decrease in the discount rate from
8.5 percent at January 1, 1993 to 7 percent at January 1, 1994. The decrease in net pension cost for 1993 as compared with 1992 was primarily due to a decrease in the rate of future compensation growth from 6 percent at January 1, 1993 to
5.5 percent at January 1, 1994.

     Railroad participates in a 401(k) thrift and profit sharing plan, sponsored by BNI, which covers substantially all non-union employees. BNI matches 35 percent of the first 6 percent of the employees' contributions, which is subject to certain percentage limits of the employees' earnings, at the end of each quarter. Depending on BNI's consolidated performance, an additional matching contribution of 20 or 40 percent can be made at the end of the year. Railroad's expense was $8 million, $6 million and $4 million in 1994, 1993 and 1992, respectively. Effective January 1, 1994, Railroad also sponsors a non-contributory 401(k) retirement savings plan covering substantially all union employees.

9.  Other benefit plans

Postretirement benefits

    Effective January 1, 1992, Railroad adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." BNI provides certain postretirement health care benefits, payable until age 65, for a small number of retirees who were at least 55 years of age and who retired on or before March 1986. BNI also provides life insurance benefits for eligible non-union employees. Railroad participates in these plans and adopted accrual accounting for the expense of these plans in 1992 by taking a $16 million cumulative effect charge to income in order to establish a liability for those benefits. Railroad pays benefits as claims are processed. The following data relates to BNI's plans in which Railroad is the principal participant.

    The status of BNI's plans and the accrued postretirement benefit cost reflected in the consolidated balance sheets of BNI are as follows (in millions):


December 31,                                  1994                   1993
- ------------------------------------------------------------------------------
                                         Health    Life         Health    Life
                                         ------    ----         ------    ----
Accumulated postretirement
  benefit obligation:
    Retirees.......................          $-     $11             $1     $13
    Fully eligible active
      participants.................           -       1              -       2
    Other active participants......           -       2              -       1
                                             --     ---             --     ---
                                              -      14              1      16
Unrecognized net gain..............           -       4              -       -
                                             --     ---             --     ---
  Accrued postretirement benefit cost        $-     $18             $1     $16
                                             ==     ===             ==     ===

    Components of the postretirement benefit cost were as follows (in millions):


Year ended December 31,                  1994           1993           1992
- -------------------------------------------------------------------------------
                                     Health  Life   Health  Life   Health  Life
                                     ------  ----   ------  ----   ------  ----
Service cost.......................      $-    $-       $-    $-       $-    $-
Interest cost......................       -     1        -     1        -     1
                                         --    --       --    --       --    --
    Net postretirement benefit cost      $-    $1       $-    $1       $-    $1
                                         ==    ==       ==    ==       ==    ==

    The discount rate used in determining the benefit obligation was 9 percent at December 31, 1994 and 7 percent at December 31, 1993. The health care cost trend rate is assumed to decrease gradually from 14 percent in 1995 to 6 percent in 2003 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would have an insignificant effect on the accumulated postretirement benefit obligation at December 31, 1994 and 1993 as well as the aggregate of the service and interest cost components for the three years ended December 31, 1994.

    Under collective bargaining agreements, Railroad participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums attributable to retirees, which are expensed as incurred, were $10 million in both 1994 and 1993 and $11 million in 1992.

10. Commitments and contingencies

Casualty and environmental reserves

    Casualty reserves consist primarily of personal injury claims, including work-related injuries to employees. Employees of Railroad are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act. Liabilities for personal injury claims are estimated through an actuarial model that considers historical data and trends and is designed to record those costs in the period of occurrence. Railroad conducts an ongoing review and analysis of claims and other information to ensure the continued adequacy of casualty reserves. To the extent costs may exceed recorded accruals, they are not anticipated to materially affect Railroad's financial condition, results of operations or liquidity.

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

    Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party
(PRP) for study and clean-up costs at approximately 75 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

    Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when Railroad's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Railroad conducts an ongoing environmental contingency analysis, which considers a combination of factors, including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and ability to pay for clean-up by other PRPs, and historical trend analyses.

    Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, for which it is being asked to participate in the clean-up of sites contaminated by material discharged into the environment. Railroad paid approximately $21 million, $27 million and $20 million during 1994, 1993 and 1992, respectively, relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. At this time, Railroad expects to spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $70 million relates to the PRP sites. Of the $110 million, Railroad expects to spend $33 million during 1995. Also, Railroad anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At December 31, 1994, 23 sites accounted for approximately $75 million of the accrual and no individual site was considered to be material.

    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At December 31, 1994, Railroad had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of December 31, 1994. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

Lease commitments

    Railroad has substantial lease commitments for railroad, highway equipment, office buildings and a taconite dock facility. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options.

    Lease rental expense for operating leases was $286 million, $233 million and $222 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     Minimum annual rental commitments were as follows (in millions):

                                                    Capital     Operating
Year ended December 31,                              Leases       Leases
- -------------------------------------------------------------------------
1995.......................................             $ 9        $  223
1996.......................................               7           210
1997.......................................               5           184
1998.......................................               5           169
1999.......................................               5           154
Thereafter.................................              37         1,230
                                                        ---        ------
    Total..................................              68        $2,170
                                                        ---        ======
Less amount representing interest..........              22
    Present value of minimum lease payments             $46
                                                        ===

    In addition to the above, Railroad also receives and pays rents for railroad equipment on a per diem basis, which is included in equipment rents.

Other commitments and contingencies

    In 1993, Railroad entered into an agreement to acquire 350 alternating current traction motor locomotives. In December 1994, the number of locomotives to be acquired under this agreement was increased to 404. As of January 31, 1995, Railroad had accepted delivery of 147 locomotives and anticipates deliveries under this agreement of between approximately 60 and 140 each year from 1995, (including January 1995 deliveries) through 1997.

    Railroad has two locomotive electrical power purchase agreements, expiring in 1998 and 2001, that currently involve 197 locomotives. Payments required by the agreements are based upon the number of megawatt hours of energy consumed, subject to specified take-or-pay minimums. The rates specified in the two agreements are renegotiable every two years. Railroad's 1995 minimum commitment obligation is $53 million. Based on projected locomotive power requirements, Railroad's payments in 1995 are expected to be in excess of the minimum. Payments under the agreements totaled $47 million, $53 million and $56 million in 1994, 1993 and 1992, respectively. In 1990, Railroad entered into a letter of credit for the benefit of a vendor. This letter of credit is a performance guarantee for up to $15 million in major overhauls to be performed on the power purchase equipment.

    In connection with its program to transfer certain rail lines to independent operators, Railroad has agreed to make certain payments for services performed by the operators in connection with traffic that involves the shortlines and Railroad as carriers. These payments will vary with such factors as traffic volumes and shortline costs and are not expected to exceed normal business requirements for services received. These payments are reflected as reductions to revenue to conform with reporting to the ICC. Revenues for these joint moves, including amounts applicable to the independent operator portion of the line haul, are reflected by Railroad as revenue from operations.

    Railroad is party to various claims and lawsuits, some of which are for substantial amounts. While these claims and actions are being contested, the outcome of individual matters is not certain. Although actual liability on an aggregate basis is similarly not determinable with certainty, as of December 31, 1994, Railroad believes that any liability resulting from these matters, after taking into consideration Railroad's insurance coverages and amounts already provided for, should not have a material adverse effect on Railroad's financial position.

    There are no other commitments or contingent liabilities which Railroad believes would have a material adverse effect on the consolidated financial position, results of operations or liquidity.

11. Other income, net

    Other income, net includes the following (in millions):


Year ended December 31,                                1994     1993     1992
- -----------------------------------------------------------------------------
Gain on property dispositions.....................      $17      $19     $  9
Interest income...................................       10        9       11
Loss on sale of receivables.......................       (9)      (9)     (11)
Litigation settlement agreement...................        -        -       47
Miscellaneous, net................................       (1)      (7)       1
                                                        ---      ---     ----
    Total.........................................      $17      $12     $ 57
                                                        ===      ===     ====

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

12. Accounting changes

    Effective January 1, 1994, Railroad adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 net income by $10 million.

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

    In January 1992, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that origination of service revenue recognition was not an acceptable accounting method beginning in 1992 for the freight services industry. Accordingly, effective January 1, 1992, Railroad changed its method of revenue recognition from one which recognized transportation revenue at the origination point, to a method whereby transportation revenue is recognized proportionately as a shipment moves from origin to destination. The cumulative effect, net of a $7 million income tax benefit, of the change on the prior year's revenue, at the time of adoption, decreased 1992 net income by $11 million.

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

13. Related party transactions

    In addition to various corporate-related transactions with its parent, BNI, Railroad also rents, under operating leases, rolling stock and other property from BN Leasing Corporation (BNLC), a wholly owned subsidiary of BNI. The following is a summary of balances representing the result of transactions with related parties (in millions):


December 31,                                                    1994    1993
- ----------------------------------------------------------------------------
Short-term:
    Payable to BNLC for rent associated
      with property and equipment.......................         $10     $  8
    Payable to BNI, representing net settlement account
      for dividends, taxes and other....................           3        -
                                                                 ---     ----
      Total short-term payables to related parties......         $13     $  8
                                                                 ===     ====
    Receivable from BNLC for accrued interest associated
      with the notes receivable for hub centers and rail
      facilities........................................         $ 2     $  2
                                                                 ===     ====

Long-term:
    Receivable from BNI, representing net settlement
      account for dividends, taxes and other............         $ -     $  9
    Notes receivable from BNLC for hub centers..........          28       28
    Note receivable from BNLC for rail facilities.......          41       41
    Investments in non-consolidated subsidiaries........           6        7
    Receivables from non-consolidated subsidiaries
      and other affiliates..............................          19       19
                                                                 ---     ----
      Total long-term investments in and advances to
        related parties.................................         $94     $104
                                                                 ===     ====

    Railroad recorded the following amounts for transactions with related parties (in millions):


Year ended December 31,                                1994     1993    1992
- -----------------------------------------------------------------------------
Rental expense..........................               $ 57     $ 39     $ 32
Interest income.........................                  7        7        8

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

Report of Independent Accountants






To the Stockholder and Directors of
Burlington Northern Railroad Company and Subsidiaries

  We have audited the consolidated financial statements and financial statement schedule of Burlington Northern Railroad Company and Subsidiaries listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Northern Railroad Company and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1994, for income taxes in 1993 and for revenue recognition and postretirement benefits other than pensions in 1992.






COOPERS & LYBRAND L.L.P.




Fort Worth, Texas
January 16, 1995

Quarterly Financial Data-unaudited


(Dollars in millions)                                                     QUARTER
- ---------------------------------------------------------------------------------------------------
                                                        Fourth       Third       Second       First
                                                        ------       -----       ------       -----
1994
  Revenues.................................             $1,344      $1,249       $1,192      $1,210
  Operating income.........................                259         220          174         178
  Income before cumulative effect of change
    in accounting method...................                152         125           95          97
  Cumulative effect of change in accounting
    method, net of tax (1).................                  -           -            -         (10)
                                                        ------      ------       ------      ------
  Net income...............................             $  152      $  125       $   95      $   87
                                                        ======      ======       ======      ======

1993
  Revenues.................................             $1,246      $1,141       $1,142      $1,170
  Operating income.........................                220         118          146         166
  Net income (2)...........................                125          34           81          92

(1) Effective January 1, 1994, Railroad adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 net income by $10 million.

(2) Results for the third quarter of 1993 included the effects of the Omnibus Budget Reconciliation Act of 1993 (the Act) which was signed into law in August 1993. The Act increased the corporate federal income tax rate by one percent, effective January 1, 1993, which reduced net income by $28 million through the date of enactment. Results for the third quarter of 1993 also included the effects of the severe flooding in the Midwest. Railroad estimated that the flooding reduced revenues and operating income during the quarter by $44 million and $79 million, respectively, and reduced net income by $49 million.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                   Page
                                                                   ----
Financial Statements:
  Consolidated Statements of Income for the three years
    ended December 31, 1994................................         21
  Consolidated Balance Sheets at December 31, 1994 and 1993         22
  Consolidated Statements of Cash Flows for the three years
    ended December 31, 1994................................         23
  Consolidated Statements of Changes in Common
    Stockholder's Equity for the three years ended
      December 31, 1994....................................         24
  Notes to Consolidated Financial Statements...............         25
Report of Independent Accountants..........................         41
Quarterly Financial Data-unaudited.........................         42
Consolidated Financial Statement Schedule for the three
  years ended December 31, 1994:
  Schedule II-Valuation and Qualifying Accounts............         47

Schedules other than those listed above are omitted because they are not required or not applicable, or the required information is included in the consolidated financial statements or related notes.

Exhibit Index

     The following exhibits are filed as part of this report.


Exhibit                                                              Page
Number                   Description                                Number
- -------                  -----------                                ------
  3.1     Certificate of Incorporation of Burlington Northern       *
          Railroad Company as amended through July 20, 1987.
  3.2     By-Laws of Burlington Northern Railroad Company           *
          as amended through July 17, 1991.
  4.1     The Company has either previously filed with the          *
          Securities and Exchange Commission or upon request will
          furnish a copy of any instrument with respect to the
          long-term debt of the Company (1989 Form 10-K, filed
          March 1990).
 10.1     364-Day Competitive Advance and Revolving Credit          *
          Facility Agreement, dated as of May 6, 1994, between
          Burlington Northern Railroad Company and a consortium
          of lenders (Form 10-Q for the quarter ended June 30,
          1994, filed August 1994).
 10.2     5-Year Competitive Advance and Revolving Credit           *
          Facility Agreement, dated as of May 6, 1994, between
          Burlington Northern Railroad Company and a consortium
          of lenders (Form 10-Q for the quarter ended June 30,
          1994, filed August 1994).
 10.3     3-Year Term Loan Facility Agreement, dated as of          **
          November 14, 1994, between Burlington Northern
          Railroad Company and a consortium of lenders.
 10.4     Employment Agreement, dated September 4, 1990,            *
          by and between Burlington Northern Railroad Company
          and Mr. John T. Chain (1990 Form 10-K, filed
          March 1991).
 10.5     Employment Agreement, dated September 18, 1991,           *
          by and between Burlington Northern Railroad Company
          and Mr. Richard A. Russack (1991 Form 10-K, filed
          February 1992).
 10.6     Employment Agreement, dated April 18, 1994, between       *
          Burlington Northern Railroad Company and
          Mr. Greg Swienton (Form 10-Q for the quarter ended
          June 30, 1994, filed August 1994).
 10.7     Employment Agreement, dated April 22, 1994, between       *
          Burlington Northern Railroad Company and
          Mr. Ronald A. Rittenmeyer (Form 10-Q for the quarter
          ended June 30, 1994, filed August 1994).
 27       Financial Data Schedule.                                  **

*         Exhibit is incorporated by reference as indicated.
**        Exhibit is filed with Form 10-K for the year ended December 31, 1994.

REPORTS ON FORM 8-K

     During the period, a report on Form 8-K, dated October 26, 1994, was filed attaching an Amendment dated as of October 26, 1994 to the Agreement and Plan of Merger dated as of June 29, 1994 between Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (Santa Fe) and further attaching the press release of BNI dated October 27, 1994 announcing the execution of said Amendment.

     During the period, a report on Form 8-K, dated November 18, 1994, was filed concerning a litigation development related to a coal transportation contract.

     During the period, a report on Form 8-K, dated December 18, 1994, was filed attaching Amendment No. 2 dated as of December 18, 1994 to the Agreement and Plan of Merger dated as of June 29, 1994 between BNI and Santa Fe and further attaching the press release of BNI dated December 18, 1994 announcing the execution of said Amendment No. 2.

                                  SIGNATURES

  Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Railroad Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 1995.

                                  BURLINGTON NORTHERN RAILROAD COMPANY




                                  By /s/  GERALD GRINSTEIN
                                     ------------------------------------------
                                          Gerald Grinstein,
                                          Chairman, Chief Executive Officer and
                                            Director



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Railroad Company and in the capacities and on the dates indicated.




/s/ GERALD GRINSTEIN         Chairman,
- -----------------------      Chief Executive Officer and
    Gerald Grinstein         Director                         February 17, 1995



/s/ DAVID C. ANDERSON        Executive Vice President,
- -----------------------      Chief Financial Officer and
    David C. Anderson        Director                         February 17, 1995



/s/ DON S. SNYDER            Vice President, Controller and
- -----------------------      Chief Accounting Officer
    Don S. Snyder                                             February 17, 1995


/s/ EDMUND W. BURKE          Director
- -----------------------
    Edmund W. Burke                                           February 17, 1995

                                                                     Schedule II


             Burlington Northern Railroad Company and Subsidiaries
                       Valuation and Qualifying Accounts
             For the years ended December 31, 1994, 1993 and 1992
                                 (In millions)

        Column A                             Column B            Column C         Column D        Column E
        --------                             --------            --------         --------        --------
                                            Balance at       Additions Charged                   Balance at
      Description                      Beginning of Period       to Income       Deductions(1)  End of Period(2)
      -----------                      -------------------   -----------------   ----------     -------------
December 31, 1994:
  Casualty and environmental reserves..         $712                $223             $272             $663
                                                ====                ====             ====             ====
December 31, 1993:
  Casualty and environmental reserves..         $731                $261             $280             $712
                                                ====                ====             ====             ====
December 31, 1992:
  Casualty and environmental reserves..         $713                $312             $294             $731
                                                ====                ====             ====             ====

Notes:

(1)  Principally represents cash payments.

(2)  Classified in the consolidated balance sheets as follows:

                                              1994          1993          1992
                                              ----          ----          ----
Casualty and environmental reserves
  (current liabilities)............           $248          $286          $249
Casualty and environmental reserves
  (noncurrent liabilities).........            415           426           482
                                               ---           ---           ---
                                              $663          $712          $731
                                              ====          ====          ====

                                 Exhibit Index

                                                           Sequentially
Exhibit                                                      Numbered
Number                       Description                       Page
- -------                      -----------                   ------------

10.3 3-Year Term Loan Facility Agreement, dated as of November 14, 1994, between Burlington
           Northern Railroad Company and a consortium of lenders.

27         Financial Data Schedule.