Form 10-Q
period 1995-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1995-05-10
CIK 15511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                                   (Mark One)

 XX QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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

             Class                                   Outstanding

Common stock, without par value
  as of April 30, 1995*                              1,000 shares

*Burlington   Northern   Railroad  Company  is  a  wholly owned  subsidiary  of
 Burlington Northern Inc. (BNI) and there is no market data with respect to such shares.

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES


                               TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION                                     Page

    Item 1.  Financial Statements.........................               1

    Item 2.  Management's Narrative Analysis of Results of
               Operations.................................               7

PART II      OTHER INFORMATION

    Item 1.  Legal Proceedings............................              15

    Item 6.  Exhibits and Reports on Form 8-K.............              19
































                                      (i)

                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars In Millions)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              1995        1994

Revenues...............................................      $1,347      $1,210

Costs and expenses:
  Compensation and benefits............................         488         445
  Fuel.................................................          98          83
  Materials............................................          80          85
  Equipment rents......................................         129         116
  Purchased services...................................         106         118
  Depreciation.........................................          92          81
  Other................................................         117         104

    Total costs and expenses...........................       1,110       1,032

Operating income......................................          237         178

Interest expense.......................................          18          21
Other income, net......................................           4           2

Income before income taxes and cumulative effect of
  change in accounting method..........................         223         159
Income tax expense.....................................          88          62
Income before cumulative effect of change in accounting
  method...............................................         135          97
Cumulative effect of change in accounting method,
  net of tax...........................................           -         (10)
Net income.............................................      $  135      $   87

















See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars In Millions)
                                  (Unaudited)

                     ASSETS                       March 31,      December 31,
                                                    1995             1994
Current assets:
  Cash and cash equivalents...................     $   24           $   27
  Accounts receivable, net....................        674              702
  Materials and supplies......................        136              100
  Current portion of deferred income taxes....        146              157
  Other current assets........................         38               27
    Total current assets......................      1,018            1,013

Property and equipment, net...................      5,891            5,848
Investments in and advances to affiliates.....        259               94
Other assets..................................        136              133
    Total assets..............................     $7,304           $7,088

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable............................     $  556           $  539
  Compensation and benefits payable...........        238              263
  Casualty and environmental reserves.........        240              248
  Taxes payable...............................        119              130
  Accrued interest............................         25               19
  Other current liabilities...................         42               64
  Commercial paper............................        209               90
  Current portion of long-term debt...........         22               25
    Total current liabilities.................      1,451            1,378

Long-term debt................................        711              719
Deferred income taxes.........................      1,434            1,421
Casualty and environmental reserves...........        419              415
Other liabilities.............................        201              202
    Total liabilities.........................      4,216            4,135

Common stockholder's equity:
  Common stock, without par value (1,000
    shares authorized, issued and outstanding)      1,191            1,191
  Retained earnings...........................      1,897            1,762
    Total common stockholder's equity.........      3,088            2,953
    Total liabilities and stockholder's equity     $7,304           $7,088












See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Millions)
                                  (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1995           1994
Cash flows from operating activities:
  Net income ......................................     $  135         $   87
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting
        method.....................................          -             10
      Depreciation.................................         92             81
      Deferred income taxes........................         24             20
      Changes in current assets and liabilities:
        Accounts receivable, net...................         28             (3)
        Materials and supplies.....................        (36)           (29)
        Other current assets.......................        (11)           (18)
        Accounts payable...........................         17             28
        Compensation and benefits payable..........        (25)           (33)
        Casualty and environmental reserves........         (8)           (17)
        Taxes payable..............................        (11)           (15)
        Accrued interest...........................          6             12
        Other current liabilities..................        (22)           (20)
      Changes in long-term casualty and
        environmental reserves.....................          4              1
      Other, net...................................         (5)           (25)
Net cash provided by operating activities..........        188             79

Cash flows from investing activities:
  Additions to property and equipment..............       (137)           (99)
  Advances to affiliates, net......................       (165)           (61)
  Proceeds from property and equipment dispositions          6              5
  Other, net.......................................         (2)            (5)
Net cash used in investing activities                     (298)          (160)

Cash flows from financing activities:
  Net increase in commercial paper.................        119            101
  Payments on long-term debt.......................        (12)           (14)
Net cash provided by financing activities..........        107             87

Increase (decrease) in cash and cash equivalents...         (3)             6
Cash and cash equivalents:
  Beginning of period..............................         27             17
  End of period....................................     $   24         $   23

Supplemental cash flow information:
  Interest paid, net of amounts capitalized........     $   12         $    9
  Income taxes paid, primarily to parent...........         63             43




See accompanying notes to consolidated financial statements.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   Accounting policies

     The 1994 Annual Report on Form 10-K for Burlington Northern Railroad Company (Railroad), a wholly owned subsidiary of Burlington Northern Inc.
     (BNI), includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Railroad's financial position as of March 31, 1995 and December 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to the current year presentation.

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

     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 80 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

    Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, at which Railroad is being asked to participate in the clean-up of the sites contaminated by material discharged into the environment. Railroad paid approximately $5 million during the three months ended March 31, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Recoveries received from insurance companies, net of legal costs incurred, were approximately $5 million during the three months ended March 31, 1995. At this time, Railroad estimates that it will spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $75 million relates to the PRP sites. Of the $110 million, Railroad estimates that it will spend $25 million during the remainder of 1995. Also, Railroad anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At March 31, 1995, 24 sites accounted for approximately $80 million of the accrual and no individual site was considered to be material.

    Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At March 31, 1995, Railroad had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of March 31, 1995. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up cost at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Hedging activities

    Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. As of March 31, 1995, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 105 million gallons which Railroad had committed to purchase was approximately 51 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 86 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from April to November 1995.

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

4.  Other income, net

    Other income, net includes the following (in millions):

                                                            Three Months Ended
                                                                 March 31,
                                                              1995       1994

     Interest income............................             $    2     $    2
     Gain on property dispositions..............                  1          2
     Loss on sale of receivables................                  -         (2)
     Miscellaneous, net.........................                  1          -
     Total......................................             $    4     $    2

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.   Management's Narrative Analysis of Results of Operations

Results of Operations

Three months ended March 31, 1995 compared with three months ended March 31,
1994

Railroad recorded net income for the first quarter of 1995 of $135 million compared with net income of $87 million for the same period in 1994. Results for 1994 were reduced by a $10 million, net of tax, cumulative effect of an accounting change for postemployment benefits.

Revenues

The following table presents Railroad's revenue information by Railroad business unit and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                  Revenues Per
                                            Revenues       Revenue Ton Miles    Revenue Ton Mile
Three months ended March 31,             1995     1994      1995       1994     1995        1994
                                         (In Millions)       (In Millions)         (In Cents)
Coal....................                $  454   $  418    39,368     32,502     1.15        1.29
Agricultural Commodities                   261      191    12,626      7,771     2.07        2.46
Intermodal..............                   189      178     6,359      5,897     2.97        3.02
Minerals................                    86       86     3,372      3,407     2.55        2.52
Food....................                    75       70     2,739      2,471     2.74        2.83
Metals..................                    75       65     3,222      2,932     2.33        2.22
Chemicals...............                    72       65     2,673      2,289     2.69        2.84
Wood....................                    67       66     3,180      3,153     2.11        2.09
Paper...................                    51       51     1,695      1,678     3.01        3.04
Vehicles & Machinery....                    47       47       691        628     6.80        7.48
Shortlines and other....                   (30)     (27)   (2,930)    (2,223)       -           -
Total...................                $1,347   $1,210    72,995     60,505     1.85        2.00

Total revenues for the first quarter of 1995 were $1,347 million compared with $1,210 million for the same period in 1994. The $137 million increase was primarily due to improved Agricultural Commodities and Coal revenues.

Coal revenues improved $36 million during the first quarter of 1995 due to higher traffic levels caused primarily by increased demand for low-sulfur coal from the Powder River Basin. Partially offsetting the increase was a decline in yields as a result of continuing competitive pricing pressures in contract negotiations and a change in traffic mix.

Revenues from the transportation of Agricultural Commodities during the first quarter of 1995 were $70 million greater than the first quarter of 1994. The increase was principally caused by improvements in corn and soybean revenues of $70 million and $16 million, respectively, partially offset by decreases in wheat and barley revenues of $14 million and $5 million, respectively. Both corn and soybean revenues benefited primarily from volume increases. The higher volumes resulted from increased crop production, stronger export demand and favorable weather during the first quarter of 1995. Wheat revenues declined due to weaker export demand while barley revenues decreased as corn displaced barley in certain markets.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

Intermodal and Metals revenues increased $11 million and $10 million, respectively, when compared with the first quarter of 1994. The improvement in Intermodal revenues was largely due to an $11 million increase in Intermodal-international revenues which was the continued result of new business and growth of existing business. The improvement in Metals revenues resulted primarily from increased taconite and coal coke and steel revenues. Taconite and coal coke revenues benefited from resumed production at a plant that was closed during the first quarter of 1994 due to a labor strike. Improved steel revenues resulted primarily from increases in price and average length of haul.

Revenues for Food and Chemicals increased $5 million and $7 million, respectively. The increase in Food revenues resulted primarily from higher traffic levels for bulk food products, farm products and oils. Chemicals revenues also benefited from higher volumes.

First quarter revenues for Minerals, Wood, Paper, and Vehicles & Machinery were relatively flat compared with the first quarter of 1994. Shortlines and other, which are a net reduction of revenues, were also relatively flat when compared with the first quarter of 1994.

Expenses

Total operating expenses for the first quarter of 1995 were $1,110 million compared with expenses of $1,032 million for the same period in 1994. The operating ratio was 82 percent, an improvement of three percentage points compared with an operating ratio of 85 percent for the first quarter of 1994.

Compensation and benefits expenses were $43 million greater compared with the first quarter of 1994. Increased traffic levels as well as a 4 percent basic wage increase for union represented employees effective July 1994 caused increased wages and related payroll taxes of approximately $20 million. A $7 million increase in health and welfare costs for union employees, due to increases in employment levels and insurance premium rates and increased incentive compensation expense also contributed to the higher compensation and benefits expenses.

Fuel expenses for the quarter were $15 million higher compared with 1994 primarily due to increased consumption on higher traffic levels. The average price paid for diesel fuel increased 2.1 cents per gallon to 57.6 cents per gallon in the first quarter of 1995 but this increase was offset by improved operating efficiency.

Materials expenses for the first quarter of 1995 decreased $5 million compared with 1994. This decrease was primarily due to a decrease in car repair expense in 1995 and higher locomotive and track materials costs in 1994 resulting from the severe winter weather.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

Equipment rents expenses were $13 million higher than the first quarter of 1994 principally due to a larger fleet of leased freight cars in 1995, a continued increase in the leasing of locomotives to meet power requirements and increased equipment rentals from an affiliate. These increases were partially offset by decreased payments for failure to achieve service commitments compared with 1994 as Railroad improved its service in 1995.

Purchased services for the quarter decreased $12 million from the first quarter of 1994. The most significant contributing factors were lower environmental remediation expenses, net of recoveries received, higher car repair billings to third parties and lower derailment-related expenses paid to outside contractors.

Depreciation expense for the first three months of 1995 was $11 million higher than the same period in 1994 due to higher traffic levels and an increase in the asset base.

Other operating expenses were $13 million higher compared with the first quarter of 1994. The most significant contributing factors were increased derailment expenses of approximately $6 million and increased moving expenses, due to the completion of the centralized train dispatching facility in the first quarter of 1995. These increases were partially offset by a $5 million decrease in costs associated with personal injury claims.

Interest expense for the quarter decreased $3 million compared with the first quarter in 1994, due to a lower average outstanding debt balance in 1995.

Other income, net was $2 million higher in the first quarter of 1995 compared with the same period in 1994. This increase in income was due primarily to the elimination of losses on the sale of accounts receivable in 1995 as the sales agreement expired in December 1994.

The effective tax rate was 39.2 percent for 1995 compared with 38.8 percent for the first quarter of 1994.

Other Matters

Proposed merger

As of June 29, 1994, Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (Santa Fe) entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Pursuant to the Merger Agreement, Santa Fe is to merge with and into BNI with each share of Santa Fe common stock to be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock. The exchange ratio will vary based on the number of additional shares of Santa Fe common stock repurchased by Santa Fe in the repurchase

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

program referred to below (the Repurchase Program). Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of Santa Fe common stock, respectively, at $20 per share in cash. The Tender Offer expired at midnight, Eastern Standard Time, on February 8, 1995, with approximately 111.6 million shares of Santa Fe common stock tendered. As 63 million shares of Santa Fe common stock in the aggregate were accepted for payment by BNI and Santa Fe, tenders by Santa Fe
stockholders were subject to proration.   The final proration factor for the
Tender Offer was approximately 56.5 percent.

On February 6,1995, BNI entered into a five-year $500 million unsecured bank credit facility (the Tender Offer Facility), whereby a group of banks agreed to finance BNI's purchase of shares of Santa Fe common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995. At BNI's option, borrowings and renewals thereof can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of the London Interbank Offered Rate (LIBOR) or certificate of deposit rate, plus in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate.

As of March 31, 1995, Santa Fe had borrowed $1,000 million from a syndicate of financial institutions under a new credit agreement, of which $760 million was used for the Santa Fe tender offer and $240 million was used to replace existing Santa Fe debt and pay related expenses.

Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreement and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNI common stock to be issued in the Merger will not be affected by the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNI common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares. As of March 31, 1995, Santa Fe had repurchased approximately 1.4 million shares which would result in an exchange ratio of 0.4044 shares.

Pursuant to the Merger Agreement, two possible structures are available to complete the Merger. Using the current structure, each issued and outstanding share of Santa Fe common stock (other than shares of Santa Fe common stock held by Santa Fe as treasury stock or shares held by BNI, all of which will be cancelled) will be exchanged for not less than 0.40 and not more than 0.4347 shares of BNI common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program discussed above. BNI will be the surviving corporation. The Merger Agreement

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

provides that either BNI or Santa Fe may elect to effect the Merger through the use of a holding company (the Alternative Transaction Structure) as described below. BNI and Santa Fe have established BNSF Corporation (BNSF), a Delaware corporation, for such purpose. Under the Alternative Transaction Structure, BNSF would create two subsidiaries and one subsidiary would merge into BNI and one into Santa Fe. Each holder of BNI common stock would receive one share of BNSF common stock and each holder of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than 0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program discussed above. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be cancelled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Alternative Transaction Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as the Merger in its current structure. BNI and Santa Fe have included the option of effecting the Alternative Transaction Structure in order to ensure that the transactions contemplated by the Merger Agreement qualify as tax-free transactions for United States federal income tax purposes. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's investment will be included in the purchase price.

As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI stockholders' equity, was charged to expense. The unearned compensation relating to restricted stock at the time of vesting and related payroll taxes were approximately $24 million. BNI expects to incur other costs related to the Merger, some of which will be included in the determination of the total purchase price.

Consummation of the Merger is subject to approval by the Interstate Commerce Commission (ICC), approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. In connection with the ICC proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC had proposed to adopt for all major railroad mergers. On March 9, 1995, the ICC issued a schedule providing for a final decision on the merger application on or before August 23, 1995. Interested parties, including other railroads, shippers and state agencies, indicated their intent to participate in the ICC proceeding on April 10, 1995. Railroad and The Atchison, Topeka and Santa Fe Railway Company have entered into agreements with Union Pacific Railroad Company; Southern Pacific Transportation Company, The Denver Rio Grande Western Railroad Company, St. Louis Southwestern Railway Company and SPCSL Corp.; and Kansas City Southern Railway Company, among others, whereby those carriers agreed not to oppose the ICC's approval of the Merger in exchange for grants of certain trackage rights, haulage arrangements or other such arrangements.

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

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 80 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 160 sites, including the PRP sites, at which Railroad is being asked to participate in the clean-up of the sites contaminated by material discharged into the environment. Railroad paid approximately $5 million during the three months ended March 31, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Recoveries received from insurance companies, net of legal costs incurred, were approximately $5 million during the three months ended March 31, 1995. At this time, Railroad estimates that it will spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $75 million relates to the PRP sites. Of the $110 million, Railroad estimates that it will spend $25 million during the remainder of 1995. Also, Railroad anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however,

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

Item 2.  Management's Narrative Analysis of Results of Operations

some costs will be paid out over a longer period, in some cases up to 40 years. At March 31, 1995, 24 sites accounted for approximately $80 million of the accrual and no individual site was considered to be material.

Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include asserted and unasserted claims. At March 31, 1995, Railroad had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of March 31, 1995. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recovery from insurance, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

Hedging activities

Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. As of March 31, 1995, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 105 million gallons which Railroad had committed to purchase was approximately 51 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 86 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates ranging from April to November 1995.

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

Other

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

Labor agreements currently in effect for unions other than Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. The next wage adjustment stipulated by the existing agreements is scheduled for July 1995 unless new agreements are reached by the parties prior to that time. The adjustment called for by the contract is a cost of living increase dependent upon changes in the Consumer Price Index not to exceed three percent.

Railroad joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in Federal District Court in Washington, D.C.

At this time, the railroads and most of the unions are proceeding in direct negotiations on the proposals. Negotiations with three unions are in mediation. The National Mediation Board has scheduled meetings with two of the unions. The ultimate outcome of the negotiations cannot be predicted.

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

On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of Railroad's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. Railroad filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by Railroad on that traffic and that consequently, its rates were not unreasonably high. Plaintiffs are to file their rebuttal evidence on July 27, 1995.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                           PART II OTHER INFORMATION

Coal Transportation Contract Litigation

On April 26, 1991, an action was filed against Railroad in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company (SWEPCO), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by Railroad constituted unusual economic conditions giving rise to a "gross inequity" because Railroad's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff filed an amendment to its complaint to further allege that Railroad had been unjustly enriched by retaining differences between the rates actually charged and those that should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

Railroad's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that Railroad would retain most of its productivity gains. Railroad further contended that there was no agreement that transportation rates paid by SWEPCO would be based on Railroad's costs of providing service.

On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, Railroad was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. Railroad has appealed. In the opinion of outside counsel, Railroad has a substantial likelihood of prevailing on appeal, although no assurances can be given due to the uncertainties inherent in litigation. Railroad filed Notice of Appeal in the case on February 17, 1995 and posted a bond to stay enforcement of the judgment pending prosecution of all appeals.

Environmental Proceedings

United States Department of Justice

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

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                           PART II OTHER INFORMATION

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

On February 13, 1995, Railroad attended a settlement conference with the Department. The settlement conference was called and conducted by the United States Judge Magistrate for the Western District of Wisconsin. At the conference, a settlement was achieved. Pursuant to the compromise, Railroad will pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages. Railroad will also make a $100,000 contribution to a study (jointly approved by Railroad and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release Railroad from all claims arising out of the three derailments and provide Railroad contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

A consent decree confirming the settlement has been drafted, agreed to and signed by the parties. The consent decree has been submitted to the court for approval and is subject only to the public comment procedure for settlements of this kind. Railroad believes final approval of the settlement is highly probable.

State of Illinois

By letter dated January 5, 1995, the State of Illinois (the State) notified Railroad and Beazer East, Inc. (Beazer) that it was preparing to file a complaint against them for the recovery of penalties associated with alleged violations of the Resource Conservation and Recovery Act (RCRA) at the Galesburg Wood Treating Superfund Site in Galesburg, Illinois. The State has informally alleged that it is seeking penalties in excess of $100,000. The exact amount of the State's demand is unknown as Railroad has not been provided with formal notice or detail to support the State's demand.

The alleged RCRA violations stem from Railroad's responsibility at the site as it relates to contamination resulting from the operation of the wood treating facility from 1907 to 1966 and its status as owner from 1966 to the present. Koppers Company, Inc. (now Beazer East, Inc.) and subsequently Koppers Industries, Inc. operated the facility from 1966 to the present. In March 1985, under the Comprehensive Environmental Response Compensation and Liability Act, Railroad and Koppers Company, Inc. entered into a Consent Order to perform a Remedial Investigation and Feasibility Study (RI/FS). Following completion and submission of a RI Report and FS Report, the Illinois Environmental Protection Agency (IEPA) reached a final decision on a remedial action plan on June 29, 1989, and obtained concurrence from the United States Environmental Protection Agency on June 30, 1989. The IEPA then proceeded to negotiate with Railroad and Beazer to implement the remedial action plan. In June 1994, the IEPA settled its claims against Railroad and Beazer for

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                           PART II OTHER INFORMATION

implementing the final remedial action plan in People v. Koppers Company, Inc., No. 83-CH-92, (9th Circuit Court, Knox County, Illinois), by entering into a Consent Order effective August 30, 1994. Railroad and Beazer agreed in the Consent Order to undertake certain other obligations but specifically to implement the final remedial action plan. However, the Consent Order did not resolve certain alleged RCRA violations which occurred prior to 1985.

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

         The following exhibits are filed as part of this report:

         Designation              Nature of Exhibit

             10 Employment Agreement, dated January 5, 1995, between Burlington Northern Railroad Company and the Honorable Allan B. Swift.

             27         Financial Data Schedule.

     B.  Reports on Form 8-K

         During the period, a report on Form 8-K, dated January 19, 1995, was filed attaching a press release of Burlington Northern Inc. (BNI) dated January 19, 1995 announcing its fourth quarter and annual earnings.

         During the period, a report on Form 8-K, dated January 24, 1995, as amended on Form 8-K/A, dated January 24, 1995, was filed attaching a press release dated January 24, 1995 announcing the execution of Amendment No. 3 to the Agreement and Plan of Merger (the Merger), dated as of June 29, 1994, between BNI and Santa Fe Pacific Corporation and announcing the agreement with Alleghany Corporation and George McFadden to vote in favor of adoption of the Merger. Supplemental joint proxy materials relating to the Merger which were mailed to stockholders on or about January 26, 1995 were also attached.

         Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Burlington Northern Railroad Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 1995.



                               BURLINGTON NORTHERN RAILROAD COMPANY




                               By:  /s/ Don S. Snyder
                                    Vice President, Controller and
                                      Chief Accounting Officer


                               By:  /s/ David C. Anderson
                                    Executive Vice President,
                                      Chief Financial Officer and
                                      Director

             BURLINGTON NORTHERN RAILROAD COMPANY and SUBSIDIARIES

                                 Exhibit Index

                                                                   Sequentially
Exhibit                                                              Numbered
Number                     Description                                 Page

  10                      Employment Agreement, dated January 5,
                          1995, between Burlington Northern Railroad
                          Company and the Honorable Allan B. Swift.

  27                      Financial Data Schedule.