Form 10-Q
period 1995-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1995-08-09
CIK 15511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes__X__    No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                     Outstanding
Common stock, without par value
     as of July 31, 1995*                             1,000 shares

*Burlington Northern Railroad Company is a wholly owned subsidiary of Burlington Northern Inc. (BNI) and there is no market data with respect to such shares.

Registrant meets the conditions set forth in General Instruction H(1)(a) and(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                          Page
                                                          ----
  Item 1.  Financial Statements                              1

  Item 2.  Management's Narrative Analysis of Results of
             Operations                                      7



PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                14

  Item 6.  Exhibits and Reports on Form 8-K                 17


                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                      1995     1994     1995     1994
                                    -------  -------  -------  --------
Revenues                            $ 1,284  $ 1,192  $ 2,631  $ 2,402

Costs and expenses:
  Compensation and benefits             451      423      939      868
  Fuel                                  100       89      198      172
  Materials                              69       70      149      155
  Equipment rents                       132      122      261      238
  Purchased services                    112      117      218      235
  Depreciation                           92       82      184      163
  Other                                  85      115      202      219
                                    -------  -------  -------  --------
    Total costs and expenses          1,041    1,018    2,151    2,050
                                    -------  -------  -------  --------

Operating income                        243      174      480      352
Interest expense                         21       21       39       42
Other income, net                        13        2       17        4
                                    -------  -------  -------  --------

Income before income taxes and
  cumulative effect of change in
  accounting method                     235      155      458      314
Income tax expense                       92       60      180      122
                                    -------  -------  -------  --------
Income before cumulative effect of
  change in accounting method           143       95      278      192
Cumulative effect of change in
  accounting method, net of tax           -        -        -      (10)
                                    -------  -------  -------  --------
Net income                          $   143  $    95  $   278  $   182
                                    =======  =======  =======  ========













See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                    ASSETS                       June 30, December 31,
                                                    1995     1994
                                                  -------  -------
Current assets:
  Cash and cash equivalents                       $    31  $    27
  Accounts receivable, net                            671      702
  Materials and supplies                              130      100
  Current portion of deferred income taxes            151      157
  Other current assets                                 52       27
                                                  -------  -------
    Total current assets                            1,035    1,013

Property and equipment, net                         6,020    5,848
Investments in and advances to affiliates             236       94
Other assets                                          160      133
                                                  -------  -------
    Total assets                                  $ 7,451  $ 7,088
                                                  =======  =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                $   541  $   539
  Compensation and benefits payable                   281      263
  Casualty and environmental reserves                 225      248
  Taxes payable                                       122      130
  Accrued interest                                     19       19
  Other current liabilities                            42       64
  Commercial paper                                    231       90
  Current portion of long-term debt                    25       25
                                                  -------  -------
    Total current liabilities                       1,486    1,378

Long-term debt                                        705      719
Deferred income taxes                               1,458    1,421
Casualty and environmental reserves                   421      415
Other liabilities                                     200      202
                                                  -------  -------
    Total liabilities                               4,270    4,135
                                                  -------  -------

Common stockholder's equity:
  Common stock, without par value (1,000 shares
    authorized, issued and outstanding)             1,191    1,191
  Retained earnings                                 1,990    1,762
                                                  -------  -------
    Total common stockholder's equity               3,181    2,953
                                                  -------  -------
    Total liabilities and stockholder's
      equity                                      $ 7,451  $ 7,088
                                                  =======  =======



See accompanying notes to consolidated financial statements.

                BURLINGTON NORTHERN RAILROAD AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                        Six Months Ended
                                                             June 30,
                                                          1995     1994
                                                        -------  -------
Cash flows from operating activities:
  Net income                                            $  278   $  182
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method       -       10
      Depreciation                                         184      163
      Deferred income taxes                                 43       43
      Changes in current assets and liabilities:
        Accounts receivable, net                            33       17
        Materials and supplies                             (31)     (27)
        Other current assets                               (25)     (23)
        Accounts payable                                     2       11
        Compensation and benefits payable                   18      (19)
        Casualty and environmental reserves                (23)     (12)
        Taxes payable                                       (8)      (2)
        Accrued interest                                     -       (2)
        Other current liabilities                          (22)     (22)
      Changes in long-term casualty and environmental
        reserves                                             6      (16)
      Other, net                                           (26)     (31)
                                                        -------  -------
Net cash provided by operating activities                  429      272
                                                        -------  -------

Cash flows from investing activities:
  Additions to property and equipment                     (352)    (281)
  Collections from (advances to) affiliates, net          (142)       8
  Proceeds from property and equipment dispositions         15       13
  Other, net                                               (18)     (11)
                                                        -------  -------
Net cash used in investing activities                     (497)    (271)
                                                        -------  -------

Cash flows from financing activities:
  Net increase in commercial paper                         141      178
  Payments on long-term debt                               (19)    (178)
  Dividends paid                                           (50)       -
                                                        -------  -------
Net cash provided by financing activities                   72        -
                                                        -------  -------

Increase in cash and cash equivalents                        4        1
Cash and cash equivalents:
  Beginning of period                                       27       17
                                                        -------  -------
  End of period                                         $   31   $   18
                                                        =======  =======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $   38   $   42
  Income taxes paid, primarily to parent                   142       79

Supplemental noncash investing and financing
  activities information:
  Assets financed through capital lease obligations     $    3   $   50



See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies

The 1994 Annual Report on Form 10-K for Burlington Northern Railroad Company (Railroad), a wholly-owned subsidiary of Burlington Northern Inc. (BNI), includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly Railroad's financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to the current year presentation.

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

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 85 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites, including the PRP sites, at which Railroad is being asked to participate in the clean-up of the sites contaminated by material discharged into the environment. Railroad paid approximately $10 million during the six months ended June 30, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Recoveries received from third parties, net of legal costs incurred, were approximately $5 million during the six months ended June 30, 1995. At this time, Railroad estimates that it will spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $75 million relates to the PRP sites. Of the $110 million, Railroad estimates that it will spend $18 million during the remainder of 1995. Also, Railroad anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At June 30, 1995, 24 sites accounted for approximately $75 million of the accrual and no individual site was considered to be material.

Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. At June 30, 1995, Railroad had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of June 30, 1995. Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recoveries from third parties, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise.
 However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

3. Hedging activities

Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. As of June 30, 1995, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 106 million gallons which Railroad had committed to purchase was approximately 50 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 68 million gallons at an average price of approximately 50 cents per gallon. These contracts have expiration dates ranging from July, 1995 to May, 1996.

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

4. Other income, net

Other income, net includes the following (in millions):

                                 Three Months       Six Months
                                    Ended             Ended
                                   June 30,          June 30,

                                 1995     1994     1995     1994
                               -------  -------  -------  -------
Interest income                $    8   $    3   $   10   $    5
Gain on property dispositions       7        1        8        3
Loss on sale of receivables         -       (2)       -       (4)
Miscellaneous, net                 (2)       -       (1)       -
                               -------  -------  -------  -------
Total                          $   13   $    2   $   17   $    4
                               =======  =======  =======  =======

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

Railroad recorded net income for the first six months of 1995 of $278 million compared with net income of $182 million for the same period in 1994. Results for 1994 were reduced by a $10 million, net of tax, cumulative effect of an accounting change for postemployment benefits.

REVENUES

The following table presents Railroad's revenue information by Railroad business unit for the six months ended June 30, 1995 and 1994 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                    Revenues
                                                   Revenue        Per Revenue
                               Revenues           Ton Miles         Ton Mile
                             1995     1994      1995       1994   1995   1994
                             (In Millions)      (In Millions)     (In Cents)
Coal                      $   883   $   835    77,320    67,532   1.14  1.24
Agricultural Commodities      493       344    24,902    13,919   1.98  2.47
Intermodal                    377       350    12,737    11,681   2.96  3.00
Minerals                      178       181     7,063     7,061   2.52  2.56
Food                          144       139     5,185     4,886   2.78  2.84
Metals                        147       131     6,218     5,809   2.36  2.26
Chemicals                     146       138     5,366     4,826   2.72  2.86
Wood                          129       136     6,144     6,551   2.10  2.08
Paper                         103       101     3,407     3,364   3.02  3.00
Vehicles & Machinery           97        97     1,414     1,293   6.86  7.50
Shortlines and other          (66)      (50)   (5,858)   (4,277)     -     -
                          --------  --------  --------  --------
Total                     $ 2,631   $ 2,402   143,898   122,645   1.83  1.96
                          ========  ========  ========  ========


Total revenues for the first six months of 1995 were $2,631 million compared with revenues of $2,402 million for the same period in 1994. The $229 million increase was primarily due to improved Agricultural Commodities and Coal revenues.

Coal revenues improved $48 million during the first six months of 1995 due to higher traffic levels caused primarily by new business, favorable weather conditions early in the year and increased demand for low-sulfur coal from the Powder River Basin. Partially offsetting this increase was a decline in yields as a result of continuing competitive pricing pressures in contract negotiations and a change in traffic mix.

Revenues from the transportation of Agricultural Commodities during the first six months of 1995 were $149 million greater than the first six months of 1994. The increase was principally caused by improvements in corn and soybean revenues of $152 million and $23 million, respectively, partially offset by a decrease in wheat revenues of $26 million. Corn and soybean revenues benefited primarily from increased crop production as well as higher traffic volumes to the Pacific Northwest due to stronger export demand during the first six months of 1995. Wheat revenues declined due to weaker export demand when compared with the strong demand in 1994. The shift in commodities to lower yielding corn and soybeans from higher yielding wheat led to the aggregate decrease in revenues per revenue ton mile.

Intermodal and Metals revenues increased $27 million and $16 million, respectively, when compared with the first six months of 1994. The improvement in Intermodal revenues was largely due to a $27 million increase in Intermodal-international revenues resulting from new business and continuing growth of existing business. The improvement in Metals revenues resulted primarily from increased taconite and coal coke revenues. Resumed production at a plant closed by a labor strike during the first six months of 1994 accounted for the majority of the increase in taconite and coal coke revenues.

Current year revenues for Chemicals increased $8 million while Wood revenues declined $7 million when compared to the first six months of 1994. Strong plastic demand contributed to the increase in Chemicals revenues; whereas, lower traffic levels for lumber accounted for the majority of the decrease in Wood revenues.

Minerals, Food, Paper and Vehicles & Machinery revenues for the current year were relatively flat compared with the same period in 1994.

Shortlines and other, which are a net reduction of revenues, increased $16 million when compared with the first six months of 1994. This increase resulted primarily from a higher volume of Railroad traffic moving over shortline railroads which caused an $11 million increase in amounts due to the shortlines.

EXPENSES

Total operating expenses for the first six months of 1995 were $2,151 million compared with expenses of $2,050 million for the same period in 1994. The operating ratio was 82 percent, an improvement of three percentage points compared with an operating ratio of 85 percent for the first six months of 1994.

Compensation and benefits expenses were $71 million greater compared with the first six months of 1994. Increased traffic levels as well as a 4 percent base wage increase for union represented employees effective July 1994 caused increased wages and related payroll taxes of approximately $35 million. A $14 million increase in health and welfare costs for union employees, due primarily to an increase in insurance premium rates, and increased incentive compensation expense of approximately $12 million also contributed to the higher compensation and benefits expenses. These increases were partially offset by a payroll tax refund in 1995.

Fuel expenses for 1995 were $26 million higher compared with 1994 primarily due to an $18 million increase in consumption from higher traffic volumes in 1995. An increase in the average price paid for diesel fuel of 2.3 cents per gallon to 58.9 cents per gallon in the first six months of 1995 contributed to the remainder of the increase.

Materials expenses for the first six months of 1995 decreased $6 million compared with 1994 as decreases in car repair expense and track materials costs in 1995 were partially offset by increased locomotive materials expense.

Equipment rents expenses were $23 million higher than the first six months of 1994 principally due to a $17 million increase in lease rental expense as a result of a larger fleet of leased freight cars in 1995 as well as an increase in the leasing of locomotives to meet power requirements. Increased equipment rentals from an affiliate in 1995 also contributed to the higher equipment rents expenses. These increases were partially offset by a $10 million decrease in payments for failure to achieve service commitments compared with 1994 as Railroad improved service performance in 1995.

Purchased services for the first six months of 1995 decreased $17 million from the first six months of 1994. The most significant contributing factors were lower derailment-related expenses and higher car repair billings to third parties.

Depreciation expense for the first six months of 1995 was $21 million higher than the same period in 1994 due to higher traffic levels and an increase in the asset base.

Other operating expenses were $17 million lower compared with the first six months of 1994. A $21 million decrease in costs associated with personal injury claims and the recognition of a $14 million gain from a sales-type capital lease of freight cars in the second quarter of 1995 were partially offset by increased severance expenses of approximately $13 million and increased moving expenses, due to the completion of the centralized train dispatching facility in the first quarter of 1995.

Interest expense for the period decreased $3 million compared with the same period in 1994 due to a lower outstanding debt balance in 1995.

Other income, net was $13 million higher in the first six months of 1995 compared with the same period in 1994. This increase in income was due to an increase in gain on property dispositions, interest income received on the settlement of a tax refund in 1995 and the elimination of losses on the sale of accounts receivable in 1995 as the sales agreement expired in December 1994.

The effective tax rate was 39.2 percent for the first six months of 1995 compared with 38.8 percent for the first six months of 1994.

OTHER MATTERS

PROPOSED MERGER

As of June 29, 1994, BNI and Santa Fe entered into an Agreement and Plan of Merger (the Original Agreement) pursuant to which, on the terms and conditions set forth in the Original Agreement, Santa Fe would merge (effected in the merger set forth below, the Merger) with and into BNI, and BNI would be the surviving corporation and each share of Santa Fe common stock would be converted into 0.27 of a share of BNI common stock. The Original Agreement was subsequently amended as of October 26, 1994, December 18, 1994 and January 24, 1995. The Original Agreement, as so amended, is referred to as the Merger Agreement. Stockholders of BNI and Santa Fe approved the Merger Agreement at special stockholders' meetings held on February 7, 1995.

Pursuant to the Merger Agreement, BNI and Santa Fe were entitled to elect to consummate the Merger through the use of one of two possible structures: (i) a merger of Santa Fe with and into BNI and (ii) the holding company structure (the Holding Company Structure) described below. In order to ensure that the transaction contemplated by the Merger Agreement qualifies as a tax-free transaction for United States federal income tax purposes, the parties intend to utilize the Holding Company Structure.

Under  the Holding Company Structure, BNSF Corporation, a Delaware corporation
(BNSF), formed to effect the transaction in this manner, would create two subsidiaries. One such subsidiary would merge into BNI, and the other such subsidiary would merge into Santa Fe. Each holder of one share of BNI common stock would receive one share of BNSF common stock and each holder of one share of Santa Fe common stock, excluding the Santa Fe common stock acquired by BNI in the Tender Offer referred to below and the Santa Fe common stock held by Santa Fe as treasury stock, would receive not less than 0.40 and not more than 0.4347 shares of BNSF common stock depending upon the number of additional shares of Santa Fe common stock repurchased by Santa Fe as permitted under the Repurchase Program discussed below. The Santa Fe common stock acquired by BNI in the Tender Offer would remain outstanding and the Santa Fe common stock held by Santa Fe as treasury stock would be canceled. The rights of each stockholder of BNSF would be substantially identical to the rights of a stockholder of BNI, and the Holding Company Structure would have the same economic effect with respect to the stockholders of BNI and Santa Fe as would a direct merger of BNI and Santa Fe. The Merger will be accounted for under the purchase method of accounting upon consummation, and BNI's investment will be included in the purchase price.

Also pursuant to the Merger Agreement, on December 23, 1994, BNI and Santa Fe commenced tender offers, (together, the Tender Offer) to acquire 25 million and 38 million shares of Santa Fe common stock, respectively, at $20 per share in cash. The Tender Offer expired on February 8, 1995, with approximately
111.6 million shares of Santa Fe common stock tendered. As 63 million shares of Santa Fe common stock in the aggregate were accepted for payment by BNI and Santa Fe, tenders by Santa Fe stockholders were subject to proration. The final proration factor for the Tender Offer was approximately 56.5 percent.

On February 6, 1995, BNI entered into the $500 million Tender Offer Facility, whereby a group of banks agreed to finance BNI's purchase of shares of Santa Fe common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995. At BNI's option, renewals of borrowings can be obtained either through a competitive bid or a standby procedure. Rates for borrowing under the standby procedure are, at BNI's option, based upon the selected term of LIBOR or certificate of deposit rate plus, in either case, a spread based upon BNI's senior unsecured debt ratings and the amount borrowed under the Tender Offer Facility, or an alternative base rate.

As of June 30, 1995, Santa Fe had borrowed $1,033 million from a syndicate of financial institutions under a new credit agreement, of which $760 million was used for the Santa Fe tender offer and the remaining borrowings were primarily used to replace existing Santa Fe debt and pay related expenses.

Under the Repurchase Program as set forth in the Merger Agreement, Santa Fe is permitted, at its discretion and subject to certain financial and performance criteria of Santa Fe set forth in its credit agreement and the Merger Agreement (including minimum cash flows, cash capital expenditures and maximum total debt), to repurchase up to 10 million shares of Santa Fe common stock prior to consummation of the Merger. The number of shares of BNSF common stock to be issued in the Merger will not be affected by the number of additional shares of Santa Fe common stock repurchased by Santa Fe under the Repurchase Program. Accordingly, the exchange ratio of BNSF common shares to be offered for each share of outstanding Santa Fe common stock upon consummation of the Merger would be set at not less than 0.40 and not more than 0.4347 shares. As of June 30, 1995, Santa Fe had repurchased approximately 2.3 million shares which would result in an exchange ratio of
 .4073 shares.

As is typical in the context of a merger, certain benefits of officers and employees vested upon approval of the Merger by the stockholders of BNI and Santa Fe. In particular, on February 7, 1995, restrictions previously placed upon certain BNI stock grants lapsed and the previously unearned compensation relating to such restricted stock, included in BNI's stockholders' equity, was charged to expense. The unearned compensation relating to restricted stock at the time of vesting and related payroll taxes were approximately $24 million. BNI expects to incur other costs related to the Merger, some of which will be included in the determination of the total purchase price.

Consummation of the Merger is subject to approval by the Interstate Commerce Commission (ICC) and other customary conditions. In connection with the ICC proceedings, on January 27, 1995, BNI and Santa Fe requested the ICC to adopt an expedited procedural schedule for reviewing the merger, based on a timetable the ICC had proposed to adopt for all major railroad mergers. On March 9, 1995, the ICC issued a schedule providing for a final decision on the merger application on or before August 23, 1995. Interested parties, including other railroads, shippers and state agencies, indicated their intent to participate in the ICC proceeding on April 10, 1995. Railroad and The Atchison, Topeka and Santa Fe Railway Company (ATSF) have entered into agreements with Union Pacific Railroad Company; Southern Pacific Transportation Company, The Denver Rio Grande Western Railroad Company, St. Louis Southwestern Railway Company and SPCSL Corp.; and Kansas City Southern Railway Company, among others, whereby those carriers agreed not to oppose the ICC's approval of the Merger in exchange for grants of certain trackage rights, haulage arrangements or other such arrangements. On July 20, 1995, the ICC held a voting conference at which it voted to approve the Merger, subject to limited conditions primarily regarding other carriers' operations over Railroad's and ATSF's tracks. Given their limited nature, these conditions will not impact the anticipated benefits of the Merger. It is expected the ICC will issue a written decision approving the Merger on or before August 23, 1995; the effective date of such decision will be set forth therein.

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

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and certain other laws, Railroad is potentially liable for the cost of clean-up of various contaminated sites identified by the United States Environmental Protection Agency and other agencies. Railroad has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 85 sites (the PRP sites) and, in many instances, is one of several PRPs. Railroad generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. However, under Superfund and certain other laws, as a PRP, Railroad can be held jointly and severally liable for all environmental costs associated with a site.

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

Railroad is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites, including the PRP sites, at which Railroad is being asked to participate in the clean-up of the sites contaminated by material discharged into the environment. Railroad paid approximately $10 million during the six months ended June 30, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Recoveries received from third parties, net of legal costs incurred, were approximately $5 million during the six months ended June 30, 1995. At this time, Railroad estimates that it will spend approximately $110 million in future years to remediate and restore all known sites, including $105 million pertaining to mandated sites, of which approximately $75 million relates to the PRP sites. Of the $110 million, Railroad estimates that it will spend $18 million during the remainder of 1995. Also, Railroad anticipates that the majority of the $110 million will be paid out over a period of less than seven years; however, some costs will be paid out over a longer period, in some cases up to 40 years. At June 30, 1995, 24 sites accounted for approximately $75 million of the accrual and no individual site was considered to be material.

Liabilities for environmental costs represent Railroad's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. At June 30, 1995, Railroad had accrued approximately $110 million for estimated future environmental costs and believes it is reasonably possible, although not probable, that actual environmental costs could be lower than the recorded reserve or as much as 50 percent higher. Railroad's best estimate of unasserted claims was approximately $5 million as of June 30,
1995.   Although recorded liabilities include Railroad's best estimates of all costs, without reduction for anticipated recoveries from third parties, Railroad's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise.
 However, expenditures associated with such liabilities are typically paid out over a long period, in some cases up to 40 years, and are therefore not expected to have a material adverse effect on Railroad's consolidated financial position, cash flow or liquidity.

HEDGING ACTIVITIES

Railroad has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities and exchange-traded petroleum futures contracts. The futures contracts are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the designated fuel is purchased and used. As of June 30, 1995, Railroad had entered into agreements with fuel suppliers setting the price of fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 106 million gallons which Railroad had committed to purchase was approximately 50 cents per gallon, exclusive of taxes, certain transportation costs and other charges. In addition, Railroad held petroleum futures contracts representing approximately 68 million gallons at an average price of approximately 50 cents per gallon. These contracts have expiration dates ranging from July, 1995 to May, 1996.

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

LABOR

In December 1994, Railroad and the railroad industry reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Health and welfare issues are being addressed at the national level and will apply to Railroad's approximately 250 Yardmasters. Effective July 1, 1995, the Yardmasters received a 3 percent base wage increase under the agreement.

Labor agreements currently in effect for unions other than the Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. Railroad joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in the federal district courts in both Washington, D.C. and St. Louis, Missouri.

At this time, the railroads and most of the unions are proceeding in direct negotiations on the proposals. Negotiations with four unions are in
mediation.   The National Mediation Board has scheduled meetings with three of the unions.  The ultimate outcome of the negotiations cannot be predicted.

Under labor agreements currently in effect for most of the unionized work force, a cost of living allowance of 9 cents per hour went into effect on July 1, 1995 as new agreements were not reached with those parties prior to that time. The cost of living allowance was dependent upon changes in the Consumer Price Index not to exceed three percent.

Railroad is a party to service interruption agreements under which Railroad would be required to pay premiums of up to a maximum of approximately $70 million in the event of work stoppages on other railroads. Railroad is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

During the second quarter of 1995, Railroad engaged in formal evaluations of its non-union workforce requirements in certain areas. Based upon these evaluations, Railroad expects to implement employment separation programs and record a charge in the third quarter of 1995 for termination and pension-related costs which could approximate $100 million.

Following the consummation of BNI's proposed merger with Santa Fe, Railroad may record charges for nonrecurring costs associated with the Merger. Such nonrecurring costs are expected to relate to the elimination of duplicate facilities, computer systems and other assets as well as employee-related payments.

OTHER

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets and related goodwill to be either held and used or held for disposal. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. Railroad is currently evaluating the financial impact of adopting this standard including conditions which may not be reasonably estimable, therefore, the impact is not determinable at this time. The initial effect of adopting this standard would be reported as a cumulative effect of a change in accounting method and previously issued financial statements are not to be restated. Railroad has made no decision on the exact timing of the adoption of this standard.

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

Railroad appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. Railroad's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were applied to the Montana District Court.

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

On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of Railroad's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by Railroad exceeded the stand alone costs of transporting that traffic and that Railroad's rates were unreasonably high. Railroad filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by Railroad on that traffic and that consequently, its rates were not unreasonably high. Plaintiffs filed their rebuttal evidence on July 17, 1995.

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

ENVIRONMENTAL PROCEEDINGS

United States Department of Justice

On May 25, 1994, the United States Department of Justice (Department) filed suit on behalf of the United States Environmental Protection Agency (EPA) against Railroad in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 20, 1992,
(2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993.

The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), Railroad is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA initially calculated the statutory maximum penalty associated with these three spills to be $10,137,000.
Railroad answered the complaint and opposed the penalties sought by the EPA.

In February 1995, Railroad and the EPA settled the case. Pursuant to the compromise, Railroad will pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages. Railroad will also make a $100,000 contribution to a study (jointly approved by Railroad and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release Railroad from all claims arising out of the three derailments and provide Railroad contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

A consent decree confirming the settlement was approved by the court on July 17, 1995.


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

The alleged RCRA violations stem from Railroad's responsibility at the site as it relates to contamination resulting from the operation of the wood treating facility from 1907 to 1966 and its status as owner from 1966 to the present. Koppers Company, Inc. (now Beazer East, Inc.) and subsequently Koppers Industries, Inc. operated the facility from 1966 to the present. In March 1985, under the Comprehensive Environmental Response Compensation and Liability Act, Railroad and Koppers Company, Inc. entered into a Consent Order to perform a Remedial Investigation and Feasibility Study (RI/FS). Following completion and submission of a RI Report and FS Report, the Illinois Environmental Protection Agency (IEPA) reached a final decision on a remedial action plan on June 29, 1989, and obtained concurrence from the United States Environmental Protection Agency on June 30, 1989. The IEPA then proceeded to negotiate with Railroad and Beazer to implement the remedial action plan. In June 1994, the IEPA settled its claims against Railroad and Beazer for implementing the final remedial action plan in People v. Koppers Company, Inc., No. 83-CH-92, (9th Circuit Court, Knox County, Illinois), by entering into a Consent Order effective August 30, 1994. Railroad and Beazer agreed in the Consent Order to undertake certain other obligations but specifically to implement the final remedial action plan. However, the Consent Order did not resolve certain alleged RCRA violations which occurred prior to 1985.

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

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Burlington Northern Railroad Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 1995.




                           BURLINGTON NORTHERN RAILROAD COMPANY





                            By: /s/ Don S. Snyder
                                Vice President, Controller and
                                  Chief Accounting Officer



                            By: /s/ David C. Anderson
                                Executive Vice President,
                                  Chief Financial Officer and
                                  Director

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549












                                 ____________






                                   EXHIBITS

                                      TO

                                  FORM 10-Q

                     For the quarter ended June 30, 1995






                                 ____________












                     BURLINGTON NORTHERN RAILROAD COMPANY

                        Commission file number 1-6324

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX

                                                                  Sequentially
Exhibit                                                             Numbered
Number            Description                                         Page

  27              Financial Data Schedule.