Form 10-Q
period 1995-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 1995-11-13
CIK 15511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from                       to
                      Commission file number     1-6324


                     BURLINGTON NORTHERN RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)


             Delaware                                 41-1400580
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


3800 Continental Plaza, 777 Main St.
Fort Worth, Texas                                     76102-5384
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


            Class                                     Outstanding
Common stock, without par value
    as of October 31, 1995*                           1,000 shares


*Burlington Northern Railroad Company is a wholly-owned subsidiary of
Burlington    Northern  Inc.  and there is no market data with respect to such shares.

Registrant  meets  the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

             BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                              TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION                          Page
                                                          ----

  Item 1.  Financial Statements                              1

  Item 2.  Management's Narrative Analysis of Results of
             Operations                                      8



PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                14

  Item 6.  Exhibits and Reports on Form 8-K                 16

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                Three Months Ended Nine Months Ended
                                     September 30,   September 30,
                                     1995    1994    1995    1994
                                    ------  ------  ------  -------

Revenues                            $1,387  $1,249  $4,018  $3,651

Operating expenses:
  Compensation and benefits            444     435   1,383   1,303
  Equipment rents                      130     112     391     350
  Purchased services                   104     121     322     356
  Fuel                                 103      95     301     267
  Depreciation and amortization         94      84     278     247
  Materials                             75      70     224     225
  Other                                 94     112     284     331
  Merger and severance                  72       -      84       -
                                    ------  ------  ------  -------
    Total operating expenses         1,116   1,029   3,267   3,079
                                    ------  ------  ------  -------

Operating income                       271     220     751     572
Interest expense                        23      20      62      62
Other income, net                        4       5      21       9
                                    ------  ------  ------  -------

Income before income taxes             252     205     710     519
Income tax expense                      99      80     279     202
                                    ------  ------  ------  -------
Income before cumulative effect of
  change in accounting method          153     125     431     317
Cumulative effect of change in
  accounting method, net of tax          -       -       -     (10)
                                    ------  ------  ------  -------
Net income                          $  153  $  125  $  431  $  307
                                    ======  ======  ======  =======



























See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                ASSETS                        September 30,  December 31,
                                                     1995      1994
                                                  ----------  ------

Current assets:
  Cash and cash equivalents                       $       29  $   27
  Accounts receivable, net                               718     702
  Materials and supplies                                 139     100
  Current portion of deferred income taxes               174     157
  Other current assets                                    48      27
                                                  ----------  ------
    Total current assets                               1,108   1,013

Property and equipment, net                            6,115   5,848
Investments in and advances to affiliates                853      94
Other assets                                             156     133
                                                  ----------  ------
    Total assets                                      $8,232  $7,088
                                                  ==========  ======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $    1,378  $1,263
  Long-term debt and commercial paper due
    within one year                                       23     115
                                                  ----------  ------
    Total current liabilities                          1,401   1,378

Long-term debt and commercial paper                    1,320     719
Deferred income taxes                                  1,500   1,421
Casualty and environmental reserves                      430     415
Other liabilities                                        220     202
                                                  ----------  ------
    Total liabilities                                  4,871   4,135
                                                  ----------  ------

Stockholder's equity:
  Common stock                                         1,191   1,191
  Retained earnings                                    2,170   1,762
                                                  ----------  ------
    Total stockholder's equity                         3,361   2,953
                                                  ----------  ------
    Total liabilities and stockholder's
      equity                                          $8,232  $7,088
                                                  ==========  ======



















See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                          1995     1994
                                                        --------  ------

Cash flows from operating activities:
  Net income                                            $   431   $ 307
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method        -      10
      Depreciation and amortization                         278     247
      Deferred income taxes                                  46      60
      Other, net                                             11     (33)
      Changes in current assets and liabilities:
        Accounts receivable, net                            (14)    (23)
        Materials and supplies                              (40)    (28)
        Other current assets                                (21)    (15)
        Accounts payable and other current liabilities      115      74
                                                        --------  ------
Net cash flow from operating activities                     806     599
                                                        --------  ------

Cash flows from investing activities:
  Additions to property and equipment                      (531)   (471)
  Collections from (advances to) affiliates, net           (715)      9
  Other, net                                                (10)      2
                                                        --------  ------
Net cash flow from investing activities                  (1,256)   (460)
                                                        --------  ------

Cash flows from financing activities:
  Net increase in commercial paper                          524      44
  Payments on long-term debt                                (22)   (182)
  Dividends paid                                            (50)      -
  Other, net                                                  -      (1)
                                                        --------  ------
Net cash flow from financing activities                     452    (139)
                                                        --------  ------

Increase in cash and cash equivalents                         2       -
Cash and cash equivalents:
  Beginning of period                                        27      17
                                                        --------  ------
  End of period                                         $    29   $  17
                                                        ========  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $    50   $  52
  Income taxes paid, primarily to parent                    230     143
  Assets financed through capital lease obligation            4      50












See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies and interim results

Burlington Northern Railroad Company (BNRR) is a wholly-owned subsidiary of Burlington Northern Inc. (BNI). BNI is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). The 1994 Annual Report on Form 10-K for BNRR includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNRR's financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to the current year presentation.

2. Acquisition of Santa Fe Pacific Corporation

On June 29, 1994, BNI and Santa Fe Pacific Corporation (SFP) entered into an Agreement and Plan of Merger (as amended by amendments as of October 26, 1994, December 18, 1994, January 24, 1995 and September 19, 1995, the Merger Agreement) pursuant to which, on the terms and conditions set forth in the Merger Agreement, SFP would merge with BNI (effected in the manner set forth below, the Merger). Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated.

Pursuant to the Merger Agreement, on December 23, 1994, BNI and SFP commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of SFP common stock, respectively, at $20 per share in cash. During the first quarter of 1995, BNI borrowed $500 million under a credit facility (the Tender Offer Facility) of which the proceeds were used to finance BNI's purchase of 25 million shares of SFP common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995.

Also, pursuant to the Merger Agreement, BNI and SFP were entitled to elect to consummate the Merger through the use of one of two possible structures: (i) a merger of SFP with and into BNI and (ii) the Holding Company Structure described below. To ensure that the transaction contemplated by the Merger Agreement qualified as a tax-free transaction for federal income tax purposes, the parties utilized the Holding Company Structure.

Under the Holding Company Structure, BNSF created two subsidiaries. One such subsidiary merged with and into BNI, and the other such subsidiary merged with and into SFP. Each holder of one share of BNI common stock received one share of BNSF common stock and each holder of one share of SFP common stock, excluding the SFP common stock acquired by BNI in the Tender Offer and the SFP common stock held by SFP as treasury stock, received 0.41143945 shares of BNSF common stock. The SFP common stock acquired by BNI in the Tender Offer remains outstanding and the SFP common stock held by SFP as treasury stock will be canceled. The rights of each stockholder of BNSF are substantially identical to the rights of a stockholder of BNI, and the Holding Company Structure has the same economic effect with respect to the stockholders of BNI and SFP as would a direct merger of BNI and SFP.

3. Investments in and advances to affiliates

At September 30, 1995, BNRR had advances to BNSF, BNI and certain of BNI's subsidiaries of approximately $790 million, including $381 million used to pay down BNI's Tender Offer Facility and $275 million advanced to BNSF through BNI to pay down a portion of SFP's credit facility related to the Tender Offer. The remaining balance of $63 million consists primarily of certain equity method investments.

4. Merger and severance expenses

During the second quarter of 1995, BNI engaged in formal evaluations of certain of its non-union work force requirements. Involuntary and voluntary separation programs were announced which resulted in the elimination of approximately 450 non-union employees in the third quarter. As a result, BNRR recorded expenses of $72 million for employee separation programs in the third quarter, of which approximately $25 million resulted from pension curtailments and related special termination benefits.

For the nine months ended September 30, 1995, merger and severance expenses were $84 million. The remaining merger and severance expenses of $12 million were the result of other non-union involuntary separation programs completed in 1995.

BNRR expects to record additional expenses in the fourth quarter of 1995 related to additional personnel and asset rationalizations resulting from the Merger; however, the amount of these expenses are presently not known. Additional expenses may be recorded in periods subsequent to 1995 for similar
items.    At the present time, the timing of and amount of any such subsequent expenses is not known.

5. Environmental reserves and other contingencies

BNRR's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNRR's operating procedures include practices to protect the environment from the environmental risks which are inherent in railroad operations which frequently involve transporting chemicals and other hazardous materials. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of BNRR's business operations.

Many of BNRR's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNRR is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNRR has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 22 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNRR may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNRR may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNRR generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNRR's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNRR conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BNRR is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 185 sites, including the Superfund sites, at which it is being asked to participate in the study and/or clean-up of the environmental contamination. BNRR paid approximately $20 million during the nine months ended September 30, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNRR has accruals of approximately $120 million for remediation and restoration of all known sites, including $110 million pertaining to mandated sites, of which approximately $45 million relates to the Superfund sites. BNRR anticipates that the majority of the accrued costs at September 30, 1995 will be paid over the next five years, with approximately $9 million of payments occurring during the remainder of the year. No individual site is considered to be material. Recoveries received from third parties, net of legal costs incurred, were approximately $27 million during the nine months ended September 30, 1995.

Liabilities for environmental costs represent BNRR's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNRR's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNRR's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, and are therefore not expected to have a material adverse effect on BNRR's consolidated financial position or liquidity.

BNRR expects it will become subject to future requirements regulating air emissions from diesel locomotives that may increase its operating costs.
During 1995, the Environmental Protection Agency must issue regulations applicable to new locomotive engines. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

BNRR is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNRR, although an adverse resolution of a number of these items in a single year could have a material adverse effect on the results of operations for that year.

6. Hedging activities

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used.

As of September 30, 1995, BNRR had entered into agreements with fuel suppliers setting the price of diesel fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 85 million gallons which BNRR had committed to purchase was approximately 49.5 cents per gallon. In addition, BNRR held petroleum futures contracts representing approximately 80 million gallons at an average price of approximately 49.1 cents per gallon. These contracts have expiration dates ranging from October, 1995 to September, 1996. These prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's diesel fuel.

BNRR's current fuel hedging program covers approximately 60 percent of BNRR's projected fuel purchases for the fourth quarter of 1995 and approximately 15 percent of estimated 1996 fuel purchases. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains or losses from BNRR's fuel hedging transactions were not material at September 30, 1995. BNRR monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

7. Other income, net

Other income, net includes the following (in millions):

                                       Three Months     Nine Months
                                          Ended           Ended
                                       September 30,   September 30,
                                        1995    1994   1995    1994
                                       ------  ------  -----  ------

Gain (loss) on property dispositions   $  (1)  $   5   $   9  $   8
Interest income                            4       2      12      7
Accounts receivable sale fees              -      (3)      -     (7)
Miscellaneous, net                         1       1       -      1
                                       ------  ------  -----  ------
Total                                  $   4   $   5   $  21  $   9
                                       ======  ======  =====  ======

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of Burlington Northern Railroad Corporation (BNRR) and its majority-owned subsidiaries. BNRR is a wholly-owned subsidiary of Burlington Northern Inc. (BNI) and BNI is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF).

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

BNRR recorded net income for the first nine months of 1995 of $431 million compared with net income of $307 million for the same period in 1994. Results for 1995 were reduced by $84 million of merger and severance expenses. The corresponding reduction in net income was approximately $51 million. Results for 1994 were reduced by a $10 million, net of tax, cumulative effect of an accounting change for postemployment benefits. Excluding the above items, net income for the first nine months of 1995 would have been $482 million compared to $317 million for 1994.

REVENUES

The following table presents BNRR's revenue information by commodity for the nine months ended September 30, 1995 and 1994 and includes certain reclassifications of prior year information to conform to current year presentation.

                                                               Revenues
                                               Revenue       Per Thousand
                              Revenues        Ton Miles        Ton Miles
                            1995    1994     1995     1994    1995    1994
                          (In Millions)     (In Millions)
Coal                      $1,329  $1,251  116,962  103,512  $11.36  $12.09
Agricultural Commodities     741     493   37,188   20,372   19.93   24.20
Intermodal                   550     536   18,349   17,746   29.97   30.20
Minerals                     251     254    9,780   10,060   25.66   25.25
Food & Consumer              218     215    7,108    7,184   30.67   29.93
Metals                       211     188    9,072    8,402   23.26   22.38
Chemicals                    194     182    6,740    6,545   28.78   27.81
Wood                         185     199    8,699    9,706   21.27   20.50
Paper                        133     131    3,983    4,181   33.39   31.33
Automotive                   110     113    1,311    1,371   83.91   82.42
Other                         96      89        -        -       -       -
                          ------  ------  -------  -------
Total                     $4,018  $3,651  219,192  189,079
                          ======  ======  =======  =======


Total revenues for the first nine months of 1995 were $4,018 million compared with revenues of $3,651 million for the same period in 1994. The $367 million increase was primarily due to improved Agricultural Commodities and Coal revenues.

Coal revenues improved $78 million during the first nine months of 1995 due to higher traffic levels caused primarily by new business, favorable weather conditions early in the year and increased demand for low-sulfur coal from the Powder River Basin. Partially offsetting this increase was a decline in yields as a result of continuing competitive pricing pressures in contract negotiations and a change in traffic mix.

Revenues from the transportation of Agricultural Commodities during the first nine months of 1995 were $248 million greater than the first nine months of 1994. The increase was principally caused by improvements in corn and soybean revenues of $234 million and $32 million, respectively, partially offset by decreases in barley and wheat revenues. Corn and soybean revenues benefited from increased crop production as well as higher traffic volumes to the Pacific Northwest due to stronger export demand during the first nine months of 1995. Barley and wheat revenues declined primarily due to weaker export demand when compared with the strong demand in 1994. The shift in commodities to lower yielding corn and soybeans from higher yielding wheat led to the aggregate decrease in revenues per thousand revenue ton miles.

Intermodal and Metals revenues increased $14 million and $23 million, respectively, when compared with the first nine months of 1994. The improvement in Intermodal revenues was largely due to a $27 million increase in intermodal international revenues resulting from new business and continuing growth of existing business partially offset by a decrease in intermodal domestic revenues. The improvement in Metals revenues resulted primarily from increased taconite and coal coke revenues. Resumed production at a plant closed by a labor strike during 1994 accounted for the majority of the increase in taconite and coal coke revenues.

Current year revenues for Chemicals increased $12 million while Wood revenues declined $14 million when compared to the first nine months of 1994. Strong plastic demand contributed to the increase in Chemicals revenues; whereas, lower traffic levels for lumber accounted for the majority of the decrease in Wood revenues.

EXPENSES

Total operating expenses for the first nine months of 1995 were $3,267 million compared with expenses of $3,079 million for the same period in 1994. Despite the addition of $84 million of merger and severance expenses during the first nine months of 1995, the operating ratio was 81 percent, an improvement of 3 percentage points compared with an operating ratio of 84 percent for the first nine months of 1994. Excluding the merger and severance expenses, the operating ratio for 1995 was 79 percent, an improvement of 5 percentage points over the first nine months of 1994.

Compensation and benefits expenses were $80 million greater compared with the first nine months of 1994. Increased traffic levels as well as a 4 percent base wage increase for union represented employees effective July 1994 caused increased wages and related payroll taxes of approximately $40 million. A $20 million increase in health and welfare costs for union employees due primarily to an increase in insurance premium rates, and increased incentive compensation expense also contributed to the higher compensation and benefits expenses. These increases were partially offset by a $9 million payroll tax refund in 1995.

Equipment rents expenses were $41 million higher than the first nine months of 1994 principally due to a $42 million increase in lease rental expense as a result of a larger fleet of leased freight cars in 1995 as well as an increase in the leasing of locomotives to meet power requirements. Increased equipment rentals from an affiliate also contributed to the higher equipment rents expenses.

Purchased services for the first nine months of 1995 decreased $34 million from the first nine months of 1994. The most significant contributing factors were lower derailment-related expenses and lower intermodal-related expenses.

Fuel expenses for 1995 were $34 million higher compared with 1994 primarily due to a $26 million increase in consumption from higher traffic volumes in 1995. An increase in the average price paid for diesel fuel of 1.4 cents per gallon to 59.0 cents per gallon in the first nine months of 1995 contributed to the remainder of the increase.

Depreciation expense for the first nine months of 1995 was $31 million higher than the same period in 1994 primarily due to an increase in BNRR's asset base in 1995.

Materials expenses for the first nine months of 1995 was relatively flat compared with 1994 as decreases in track materials costs in 1995 were offset by increased locomotive materials expense.

Other operating expenses were $47 million lower compared with the first nine months of 1994. These decreases were due to a $41 million decrease in costs associated with personal injury claims and the recognition of a $14 million gain from a sales-type capital lease of freight cars in the second quarter of 1995 partially offset by increased employee moving expenses.

During the first nine months of 1995, expenses of $84 million were recorded for merger and severance expenses.

Other income, net was $12 million higher in the first nine months of 1995 compared with the same period in 1994. This increase in income was due primarily to interest income received on the settlement of a tax refund in 1995 and the elimination of fees on the sale of accounts receivable in 1995 as the sales agreement expired in December 1994.

OTHER MATTERS

ACQUISITION OF SANTA FE PACIFIC CORPORATION (SFP)

On June 29, 1994, BNI and SFP entered into an Agreement and Plan of Merger (as amended by amendments as of October 26, 1994, December 18, 1994, January 24, 1995 and September 19, 1995, the Merger Agreement) pursuant to which, on the terms and conditions set forth in the Merger Agreement, SFP would merge with BNI (effected in the manner set forth below, the Merger). Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission
(ICC) issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated.

Pursuant to the Merger Agreement, on December 23, 1994, BNI and SFP commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of SFP common stock, respectively, at $20 per share in cash. During the first quarter of 1995, BNI borrowed $500 million under a credit facility (the Tender Offer Facility) of which the proceeds were used to finance BNI's purchase of 25 million shares of SFP common stock in the Tender Offer. Funding of the Tender Offer was completed on February 21, 1995.

Also, pursuant to the Merger Agreement, BNI and SFP were entitled to elect to consummate the Merger through the use of one of two possible structures: (i) a merger of SFP with and into BNI and (ii) the Holding Company Structure described below. To ensure that the transaction contemplated by the Merger Agreement qualified as a tax-free transaction for federal income tax purposes, the parties utilized the Holding Company Structure.

Under the Holding Company Structure, BNSF created two subsidiaries. One such subsidiary merged with and into BNI, and the other such subsidiary merged with and into SFP. Each holder of one share of BNI common stock received one share of BNSF common stock and each holder of one share of SFP common stock, excluding the SFP common stock acquired by BNI in the Tender Offer and the SFP common stock held by SFP as treasury stock, received 0.41143945 shares of BNSF common stock. The SFP common stock acquired by BNI in the Tender Offer remains outstanding and the SFP common stock held by SFP as treasury stock will be canceled. The rights of each stockholder of BNSF are substantially identical to the rights of a stockholder of BNI, and the Holding Company Structure has the same economic effect with respect to the stockholders of BNI and SFP as would a direct merger of BNI and SFP.

The August 23, 1995, ICC decision authorized the Merger, the resulting common control of BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF) by the merged company, the consolidation of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. As of this date, BNSF is giving consideration to a plan to merge the BNRR and ATSF legal entities. The final decision to merge BNRR and ATSF, as well as the timing of any such merger, depends upon the resolution of various business, tax and legal factors now under consideration.

In the third quarter of 1995, BNRR recorded merger and severance expenses of $72 million. BNRR expects to record additional expenses in the fourth quarter of 1995 related to additional personnel and asset rationalizations resulting from the Merger; however, the amount of these expenses are presently not known. Additional expenses may be recorded in periods subsequent to 1995 for similar items. At the present time, the timing of and amount of any such subsequent expenses is not known.

ENVIRONMENTAL ISSUES

BNRR's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNRR's operating procedures include practices to protect the environment from the environmental risks which are inherent in railroad operations which frequently involve transporting chemicals and other hazardous materials. Amounts expended relating to such practices are inextricably contained in the normal day-to-day costs of BNRR's business operations.

Many of BNRR's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNRR is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNRR has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 22 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNRR may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNRR may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNRR generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNRR's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNRR conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BNRR is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 185 sites, including the Superfund sites, at which it is being asked to participate in the study and/or clean-up of the environmental contamination. BNRR paid approximately $20 million during the nine months ended September 30, 1995 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNRR has accruals of approximately $120 million for remediation and restoration of all known sites, including $110 million pertaining to mandated sites, of which approximately $45 million relates to the Superfund sites. BNRR anticipates that the majority of the accrued costs at September 30, 1995 will be paid over the next five years, with approximately $9 million of payments occurring during the remainder of the year. No individual site is considered to be material. Recoveries received from third parties, net of legal costs incurred, were approximately $27 million during the nine months ended September 30, 1995.

Liabilities for environmental costs represent BNRR's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNRR's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNRR's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could possibly have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period, and are therefore not expected to have a material adverse effect on BNRR's consolidated financial position or liquidity.

BNRR expects it will become subject to future requirements regulating air emissions from diesel locomotives that may increase its operating costs.
During 1995, the Environmental Protection Agency must issue regulations applicable to new locomotive engines. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

HEDGING ACTIVITIES

BNSF has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges which are marked to market with any gains or losses associated with changes in market value being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used.

As of September 30, 1995, BNRR had entered into agreements with fuel suppliers setting the price of diesel fuel to be obtained by taking physical delivery directly from such suppliers at a future date. The average price of the approximately 85 million gallons which BNRR had committed to purchase was approximately 49.5 cents per gallon. In addition, BNRR held petroleum futures contracts representing approximately 80 million gallons at an average price of approximately 49.1 cents per gallon. These contracts have expiration dates ranging from October, 1995 to September, 1996. These prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's diesel fuel.

BNRR's current fuel hedging program covers approximately 60 percent of BNRR's projected fuel purchases for the fourth quarter of 1995 and approximately 15 percent of estimated 1996 fuel purchases. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains or losses from BNRR's fuel hedging transactions were not material at September 30, 1995. BNRR monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.


LABOR

In December 1994, BNRR reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union (UTU) which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 Yardmasters. Effective July 1, 1995, the Yardmasters received a 3 percent base wage increase under the agreement.

Labor agreements currently in effect for unions other than the Yardmasters include provisions which prohibited the parties from serving notices to change wages, benefits, rules and working conditions prior to November 1, 1994. BNRR joined with the other railroads to negotiate with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed not only increasing wages and benefits but also restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. A number of the unions are also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in the federal district court in Washington, D.C.

At this time, the railroads and most of the unions are proceeding in direct negotiations on the proposals with many in mediation. The National Mediation Board has scheduled meetings with the parties. The ultimate outcome of the negotiations cannot be predicted.

Under labor agreements currently in effect for most of the unionized work force, a cost of living allowance of 9 cents per hour went into effect on July 1, 1995 as new agreements were not reached with those parties prior to that time. The cost of living allowance was dependent upon changes in the Consumer Price Index not to exceed three percent.

Notices have been served and negotiations are ongoing with the Brotherhood of Locomotive Engineers, UTU and the carmen unions to reach merger implementing agreements under Article I Section 4 of the New York Dock conditions involving changes in operations between BNRR and ATSF. Discussions with the Transportation Communications Union involving the railroads' clerical employees are also continuing.

BNRR is party to service interruption insurance agreements under which BNRR would be required to pay premiums of up to a maximum of approximately $70 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNRR is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                          PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ENVIRONMENTAL PROCEEDINGS

United States v. Burlington Northern Railroad Company (BNRR)

On May 25, 1994, the United States Department of Justice (Department) filed suit on behalf of the United States Environmental Protection Agency (EPA) against BNRR in United States District Court for the Eastern District of Wisconsin for the release of oil and hazardous substances into navigable waters of the United States in the course of three derailments. Specifically referenced are (1) the alleged release of hazardous substances into the Nemadji River and its shoreline near Superior, Wisconsin, on June 20, 1992,
(2) the alleged release of oil into the North Platte River and its shoreline near Guernsey, Wyoming, on January 9, 1993, and (3) the alleged release of oil into a tributary of the Bighorn River near Worland, Wyoming, on May 6, 1993.

The suit claims that pursuant to 33 U.S.C. Section 1321(b)(7), BNRR is liable to the United States for civil penalties of up to $25,000 per day of violation or $1,000 per barrel of oil or per reportable quantity of each hazardous substance discharged. The EPA initially calculated the statutory maximum penalty associated with these three spills to be $10,137,000. BNRR answered the complaint and opposed the penalties sought by the EPA.

In February 1995, BNRR and the EPA settled the case. Pursuant to the compromise, BNRR agreed to pay $1,500,000 to satisfy all claims by the United States for fines, penalties, response costs and natural resource damages.
BNRR also agreed to make a $100,000 contribution to a study (jointly approved by BNRR and the Department) regarding methods or procedures to improve rail safety and prevent derailments. In return for these payments, the United States will release BNRR from all claims arising out of the three derailments and provide BNRR contribution protection against claims by other responsible parties who may later be pursued by the government for their liability arising from the derailments.

A consent decree confirming the settlement was approved by the court on July 17, 1995. The cash payments were made by BNRR prior to August 17, 1995, and this matter is now considered terminated.

State of Wisconsin v. BNRR

By letter dated August 31, 1995, the Wisconsin Department of Justice, on behalf of the State of Wisconsin (State) notified BNRR of its intent to file a complaint by the end of September 1995 seeking penalties of $200 per day, a penalty assessment, and an environmental assessment for BNRR's alleged failure, for 964 days, to submit a remedial action plan for the Ashland Railyard, Ashland, Wisconsin, by May 7, 1993, as established by the Wisconsin Department of Natural Resources. BNRR undertook groundwater monitoring and removed and disposed of all former railroad structures on the property, but because of the existence of contamination from offsite and upgradient sources, did not believe that it would be prudent or technically reasonable to accomplish site remediation until all upgradient and contributing sources were properly considered. The property had been leased for many years to another railroad which operated the railyard facility. It is possible that this matter may result in monetary sanctions of $100,000 or more.

ICC MERGER CASE

On October 13, 1994, Burlington Northern Inc. (BNI), BNRR, Santa Fe Pacific Corporation (SFP), and The Atchison, Topeka and Santa Fe Railway Company
(ATSF) (Applicants) filed a railroad merger and control application with the Interstate Commerce Commission (ICC), Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company--Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants sought an order, pursuant to 49 U.S.C. Sections 11343-11347 (1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF by the merged company, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. The ICC approved the Merger in its written decision served August 23, 1995, which decision was effective as of September 22, 1995. Petitions for reconsideration or to reopen the ICC's decision were filed by five parties to that proceeding. The ICC has denied two of those petitions, and three of the petitions remain pending before the ICC. Additionally, six parties to the proceeding have filed Petitions for Review of the ICC's approval decision with the United States Court of Appeals for the District of Columbia, which petitions are now pending before that court. Each of the petitions for reconsideration or to reopen and for review challenges various aspects of the ICC's decision, including the extent of conditions imposed on its approval. None of these petitions is expected to affect materially the benefits to be realized by the transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

During the period, registrant filed a Current Report on Form 8-K (date of earliest event reported: September 22, 1995) reporting under Item 2, the consummation of the business combination between Burlington Northern Inc. and Santa Fe Pacific Corporation effective September 22, 1995 pursuant to which each became a direct or indirect wholly-owned subsidiary of a new publicly-held company, Burlington Northern Santa Fe Corporation, and including, under Item 7, historical financial statements for BNI and SFP.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BURLINGTON NORTHERN RAILROAD COMPANY
                           (Registrant)




                           By:  /s/ Thomas N. Hund
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
November 13, 1995

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit       Nature of Exhibit

  27          Financial Data Schedule