Form 10-K
period 1995-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1996-04-01
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


(Mark One)
+--+
|XX| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE +--+ ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1995

                                      OR
+--+
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES +--+ EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ________ to ________       Commission file
     number      1-6324
           -------------------

                     BURLINGTON NORTHERN RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)

             Delaware                                            41-6034000
 (State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

 3800 Continental Plaza, 777 Main St.
         Fort Worth, Texas                                       76102-5384
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

                              Title of each class
                              -------------------

Burlington Northern Inc.                      Northern Pacific Railway Company
  (Now Burlington Northern Railroad Company)    Prior Lien Railway and Land
  Consolidated Mortgage Bonds                     Grant 4% Bonds, due 1997
  9.25%, Series H, due 2006                     General Lien Railway and Land
  6.55%, Series K, due 2020                       Grant 3% Bonds, due 2047
  3.80%, Series L, due 2020
  3.20%, Series M, due 2045                   Great Northern Railway Company
  8.15%, Series N, due 2020                      General Mortgage Bonds
  6.55%, Series O, due 2020                         3 1/8%, Series O, due 2000
  8.15%, Series P, due 2020                         2 5/8%, Series Q, due 2010

                                              St. Louis-San Francisco Railway
                                               Company
                                              First Mortgage Bonds, 4%, Series
                                               A, due 1997
                                              Income Debentures, 5%, Series A,
                                               due 2006


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          ----------------------------------------------------------

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to such
 filing requirements for the past 90 days. Yes  X    No
                                              -----    -----

            Class                                              Outstanding
            -----                                              -----------

Common Stock, without par value
as of February 29, 1996*                                       1,000 shares

*Burlington Northern Railroad Company is a wholly owned subsidiary of Burlington Northern Inc. (BNI) which is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation and there is no market data with respect to such shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION J.

                               Table of Contents
                               -----------------



           Item                                                          Page
           ----                                                          ----

Part I       1.  Business .............................................    1

             2.  Properties ...........................................    1

             3.  Legal Proceedings ....................................    7

Part II      5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters .................................    9

             7.  Management's Narrative Analysis of Results of
                  Operations ..........................................   10

             8.  Financial Statements and Supplementary Data ..........   13

             9.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure .................   30


Part IV     14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K ............................................   30



Note: Part I, Item Four; Part II, Item Six; Part III, Items Ten, Eleven, Twelve and Thirteen; and Part IV Exhibit 21 have been omitted pursuant to General Instructions J(1)(a) and (b) of Form 10-K relating to wholly-owned subsidiaries.

                                    PART I


ITEMS 1 AND 2  BUSINESS AND PROPERTIES


  Burlington Northern Railroad Company's (BNRR) principal business activity is railroad transportation. BNRR is the principal subsidiary of Burlington Northern Inc. (BNI) which became a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) on September 22, 1995. BNSF was incorporated in Delaware in 1994 for the purpose of effecting a business combination between BNI and Santa Fe Pacific Corporation (SFP).

RAILROAD TRANSPORTATION

  BNRR operates the largest railroad system in the United States based on miles of road and second main track, with approximately 24,400 total miles at December 31, 1995. The principal cities served include Billings, Birmingham, Cheyenne, Chicago, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth/Dallas, Galveston, Houston, Kansas City, Lincoln, Memphis, Mobile, Omaha, Pensacola, Portland, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia) and Winnipeg (Manitoba).

REVENUES (IN MILLIONS)
                                       YEAR ENDED DECEMBER 31,
- --------------------------------------------------------------------
                                    1995          1994       1993
                                 ----------    ---------- ----------
Coal.........................      $1,757        $1,669     $1,532
Agricultural Commodities.....       1,042           759        710
Intermodal...................         736           745        701
Forest Products..............         427           440        419
Chemicals....................         322           310        315
Consumer and Food Products...         304           304        291
Metals.......................         280           253        248
Minerals and Ores............         242           244        230
Automotive...................         146           152        141
                                 ==========    ========== ==========
Total Freight Revenue........       5,256         4,876      4,587
Other Revenue................         125           119        112
                                 ==========    ========== ==========
TOTAL OPERATING REVENUES.....      $5,381        $4,995     $4,699
                                 ==========    ========== ==========
- --------------------------------------------------------------------

CARS/UNITS (IN THOUSANDS)
                                       YEAR ENDED DECEMBER 31,
- --------------------------------------------------------------------
                                    1995          1994       1993
                                 ----------    ---------- ----------
Coal.........................       1,687         1,624      1,468
Agricultural Commodities.....         519           436        423
Intermodal...................       1,021         1,027      1,003
Forest Products..............         271           280        276
Chemicals....................         208           199        197
Consumer and Food Products...         239           243        217
Metals.......................         315           292        287
Minerals and Ores............         214           219        207
Automotive...................         106           109         97
                                 ----------    ---------- ----------
TOTAL CAR/UNITS..............       4,580         4,429      4,175
                                 ==========    ========== ==========
- --------------------------------------------------------------------

AVERAGE REVENUE PER CAR/UNIT
                                       YEAR ENDED DECEMBER 31,
- --------------------------------------------------------------------
                                    1995          1994       1993
                                 ----------    ---------- ----------
Coal.........................      $1,042        $1,137     $1,153
Agricultural Commodities.....       2,008         1,770      1,702
Intermodal...................         720           729        730
Forest Products..............       1,575         1,663      1,570
Chemicals....................       1,550         1,666      1,713
Consumer and Food Products...       1,273         1,324      1,428
Metals.......................         887           881        881
Minerals and Ores............       1,128         1,156      1,143
Automotive...................       1,380         1,465      1,519
AVERAGE REVENUE PER CAR/UNIT.      $1,148        $1,160     $1,166
- --------------------------------------------------------------------


COAL

  The transportation of coal is BNRR's largest source of revenues, accounting for approximately one-third of the total. Based on carloadings and tons hauled, BNRR is the largest transporter of western low-sulfur coal in the United States. Over 90 percent of BNRR's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1995. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

  BNRR also handles increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the Eastern and Southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Because the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units, opportunities for increased shipments of this low-sulfur coal still exist.

AGRICULTURAL COMMODITIES

  Agricultural Commodities include barley, corn, wheat, soybeans, oils, feeds, flour and mill products, specialty grains, malts, and milo. Based on carloadings and tons hauled, BNRR is the largest rail transporters of grain in North America. BNRR's system is strategically located to serve the Midwest and Great Plains grain producing regions where BNRR serves most major terminal, storage, feeding and food-processing locations. Additionally, BNRR has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions.

INTERMODAL

  The Intermodal freight business consists of hauling freight containers or truck trailers by a combination of water, rail and motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads have begun to jointly market intermodal service. Intermodal results include revenue from businesses such as direct marketing, truckload, intermodal marketing companies and international.

FOREST PRODUCTS

  The primary commodities in Forest Products are lumber, plywood, oriented strand board, paper products, pulpmill feedstock, and wood pulp. Based on carloadings and tonnage hauled, BNRR is the largest rail transporter of forest products in the United States. Commodity origins are primarily from the Pacific Northwest, upper Midwest and the Southeast for shipment mainly into domestic markets. Customers served include the construction, furniture, photography, publishing, newspaper, and industrial boxes industries.

CHEMICALS

  The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastic resins are used by the automotive, housing, and packaging industries, as well as for feed stocks for other chemical and plastic products.

CONSUMER AND FOOD PRODUCTS

  Beverages, canned goods, and perishables are the principal food commodities moved by BNRR. Other consumer products handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Heavy machinery includes primary markets for aircraft, construction, farm and railroad equipment and secondary markets for used equipment.

METALS

  The Metals business unit handles virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNRR's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNRR also hauls both ferrous and non-ferrous products including recyclable metals. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

MINERALS AND ORES

  Commodities in this group include clays, cements, aggregates, and other industrial ores and agricultural minerals. Both the oil and the construction industries are serviced. Potash is transported to domestic markets. Industrial ores include various mined and processed commodities such as cement and aggregates (sand and stone) that generally move to domestic markets for use in general construction and public work projects, such as highway projects. Lime and non-metallic ores most often move within domestic markets.

AUTOMOTIVE

  The Automotive business unit is responsible for both assembled motor vehicles and shipments of vehicle parts.

OPERATING STATISTICS

  Certain other operating statistics were as follows:

                                                                 Year ended December 31,
- ------------------------------------------------------------------------------------------------------
                                                    1995      1994       1993       1992       1991
                                                 ---------  ---------  ---------  ---------  ---------
Revenue ton miles (in millions)...............    293,415    260,574    237,339    232,799    232,441
Freight revenue per thousand revenue
  ton miles...................................     $17.91     $18.71     $19.33     $19.82     $19.60
Average length of haul (miles)................        835        793        778        764        770
Gross ton miles, excluding locomotives
  (in millions)...............................    490,352    443,440    409,808    400,917    402,527
Operating ratio (excluding the 1995 and
  1991 special charge)........................         80%        83%        86%        87%        90%
Revenue ton miles per employee (in
  thousands)..................................      9,567      8,485      7,781      7,461      7,317

PROPERTIES

  Additions and replacements to properties were as follows:

                                                                 Year ended December 31,
- ------------------------------------------------------------------------------------------------------
                                                    1995      1994       1993       1992       1991
                                                 ---------  ---------  ---------  ---------  ---------
Track miles of rail additions and
  replacements:
  New.........................................        593        378        387        461        380
  Used........................................        197        253        356        299        281
Track miles surfaced or reballasted...........      8,219      8,183      7,854      7,610      7,710
Ties inserted (in thousands):
  Wood........................................      1,395      1,435      1,914      1,684      1,515
  Concrete....................................        347        260        195        500        527

EQUIPMENT

  BNRR owned or leased, under both capital and operating leases, with an initial lease term in excess of one year, the following units of railroad rolling stock at December 31, 1995:

                                                               Number of Units
                                                 -------------------------------------------
                                                  Owned             Leased             Total
                                                 ------             ------            ------
Diesel Locomotives............................      922              1,652             2,574
                                                 ======             ======            ======
Freight Cars:
  Box - general purpose.......................      369              2,304             2,673
  Box - specically equipped...................    4,931              1,195             6,126
  Gondola.....................................    4,672              3,573             8,245
  Hopper-open top.............................    6,215                909             7,124
  Hopper-covered..............................   16,177             17,916            34,093
  Refrigerator................................    3,112                346             3,458
  Flat........................................    3,161              1,632             4,793
  Tank........................................      177                 30               207
  Caboose.....................................      404                  -               404
  Other.......................................      291                  7               298
                                                 ------             ------            ------
    Total freight cars........................   39,509             27,912            67,421
                                                 ======             ======           =======
Commuter passenger cars.......................        -                141               141
                                                 ======             ======            ======

  In addition to the owned and leased locomotives identified above, BNRR operates 197 freight locomotives under power purchase agreements.

  The average age of locomotives and freight cars was 15.5 years and 18.3 years, respectively, at December 31, 1995, compared with 15.0 years and 18.6 years, respectively, at December 31, 1994.

  The average percentage of BNRR's locomotives and freight cars awaiting repairs during 1995 was 6.5 and 2.7, respectively, compared with 7.7 and 3.1, respectively, in 1994.

  BNRR entered into an agreement to acquire 434 alternating current traction motor locomotives. BNRR anticipates reduced locomotive operating costs as well as an increase in both horsepower and traction, meaning fewer locomotives will be needed for many freight operations. As of February 29, 1996, BNRR had accepted delivery of 324 locomotives and anticipates deliveries under this agreement of approximately 50 for the remainder of 1996 and 60 in 1997.

EMPLOYEES

  BNRR employed an average of 30,671 employees in 1995 compared with 30,711 in 1994 and 30,502 in 1993. Approximately 90 percent of BNRR's employees are covered by collective bargaining agreements with 13 different labor organizations.

  In December 1994, BNRR reached an agreement with the Railroad Yardmasters Division (Yardmasters) of the United Transportation Union (UTU) which is effective through 1999 with respect to wages, work rules and all other matters except health and welfare benefits. Health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 Yardmasters. Effective July 1, 1995 the Yardmasters received a three percent base wage increase under the agreement.

  Labor agreements currently in effect for unions other than the Yardmasters include provisions which prohibited the parties from serving notices to change wages, health and benefits, work rules and working conditions prior to November 1, 1994. BNRR joined with other major railroads to negotiate these issues with the unions on a multi-employer basis on November 1, 1994. At that time, all unions were served proposals for productivity improvements as well as other changes. Thereafter, unions also served notices on the railroads which proposed increasing wages and benefits and restoring many of the restrictive work rules and practices that were modified or eliminated under the current agreements. One union is also challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in federal district court in Washington, D.C. Under labor agreements currently in effect, a cost of living allowance of nine cents per hour went into effect on July 1, 1995 for most of the unionized work force. The cost of living allowance was dependent upon changes in the Consumer Price Index not to exceed three percent.

  In December 1995, BNRR's multi-employer bargaining representative, the National Carriers' Conference Committee (NCCC), reached a tentative agreement with the UTU, the largest single rail union, resolving wage, benefit and work rule issues through 1999. A similar agreement was reached in February 1996 with the Brotherhood of Locomotive Engineers ("BLE"). The UTU and BLE agreements are subject to membership ratification, which process should be completed by May 1996.

  At this time, the railroads and most of the unions are proceeding in direct negotiations on the proposals with many in mediation. The National Mediation Board has scheduled and held meetings with the parties. One or more of the unions could be released from mediation which would likely start a cooling-off period and possibly lead to the establishment of a Presidential Emergency Board before the parties could engage in self-help remedies. Although the ultimate outcome of the negotiations cannot be predicted, the potential exists for one or more work stoppages in the railroad industry during 1996 which may affect BNRR. Existing labor agreements will remain in effect until new agreements are reached or until the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) have been exhausted.

  With respect to the permissive authority granted in the Interstate Commerce Commission's (ICC) August 23, 1995 written decision to consolidate BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), agreements resolving operations consolidations issues with the BLE and UTU were finalized in February and March of 1996. Discussions with the Transportation Communications Union ("TCU") resulted in an agreement resolving all operations consolidations and other related issues covering BNRR's clerical employees. The TCU agreement will enable BNRR to centralize most clerical functions. Operations consolidations negotiations are ongoing with the carman and yardmaster unions.

  BNRR is party to service interruption insurance agreements under which it would be required to pay premiums of up to a maximum of approximately $70 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNRR is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

COMPETITION

  The business environment in which BNRR operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges exert pressure on various price and service combinations. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of long combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNRR and other railroads continue to develop and implement operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. The primary rail competitors in the Western region of the United States of BNRR and its affiliate ATSF consist of CP Rail Systems; Southern Pacific Transportation Company (SP); and Union Pacific Railroad Company (UP), which now includes the former Chicago & North Western Transportation Company (C&NW). Numerous regional railroads and motor carriers operate in parts of the same territories served by BNRR. Coal, one of BNRR's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP and from BNRR's effort to penetrate new markets.

  An application for approval of the proposed merger of the UP and SP is now pending before the Department of Transportation's Surface Transportation Board. Approval of that transaction would create an enhanced competitor to BNRR. BNRR and ATSF have entered into a settlement agreement with UP and SP under which, if the UP/SP combination is approved as proposed, BNSF would obtain overhead access, and in some instances local access through trackage rights to over 3,500 route miles of the UP/SP system, and UP and SP would sell more than 300 miles of track to BNRR or ATSF. This would provide BNRR and ATSF access to additional shippers and would improve its route structures. A decision by the Surface Transportation Board on the UP/SP transaction is scheduled in 1996.

ENVIRONMENTAL

  BNRR's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNRR's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials.

ITEM 3.  LEGAL PROCEEDINGS

WHEAT AND BARLEY TRANSPORTATION RATES

  In September 1980 a class action lawsuit was filed against BNRR in United States District Court for the District of Montana (Montana District Court) challenging the reasonableness of BNRR's export wheat and barley rates. The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that BNRR's single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981 the District Court referred the rate reasonableness issue to the ICC. Subsequently, the State of Montana filed a complaint at the ICC challenging BNRR's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

  The ICC issued a series of decisions in this case from 1988 to 1991. Under these decisions, the ICC applied a revenue to variable cost test to the rates and determined that BNRR owed $9,685,918 in reparations plus interest. In its last decision, dated November 26, 1991, the ICC found BNRR's total reparations exposure to be $16,559,012 through July 1, 1991. The ICC also found that BNRR's current rates were below a reasonable maximum and vacated its earlier rate prescription order.

  BNRR appealed to the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. BNRR's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles.
The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

  On March 24, 1992, the Montana District Court dismissed plaintiffs' case as to all aspects other than those relating to pre-October 1, 1980 rates. On February 9, 1993, the D.C. Circuit served its decision regarding the appeal of the several ICC decisions in this case. The court held that the ICC did not adequately justify its use of the revenue to variable cost standard as BNRR had argued and remanded the case to the ICC for further administrative proceedings.

  On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand Alone Cost Standards in assessing the reasonableness of BNRR's wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNRR exceeded the stand alone costs of transporting that traffic and that BNRR's rates were unreasonably high. BNRR filed its evidence March 29, 1995 showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNRR or that consequently its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995, and the proceeding awaits decision by the Surface Transportation Board, successor to the ICC.

COAL TRANSPORTATION CONTRACT LITIGATION

  On April 26, 1991, an action was filed against BNRR in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by BNRR constituted unusual economic conditions giving rise to a "gross inequity" because BNRR's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff amended its complaint to further allege that BNRR had been unjustly enriched by retaining differences between the rates actually charged and those that SWEPCO alleged should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

  BNRR's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that BNRR would retain most of its productivity gains. BNRR further contended that there was no agreement that transportation rates paid by SWEPCO would be based on BNRR's costs of providing service.

  On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity". However, BNRR was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post-judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. BNRR filed its notice of appeal in the case on February 17, 1995 and posted a bond staying enforcement of the judgment in the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas, (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). SWEPCO has filed a notice of cross appeal and the case is awaiting review. In the opinion of outside counsel, BNRR has a substantial likelihood of prevailing on appeal, although no assurances can be given due to the uncertainties inherent in litigation.

ENVIRONMENTAL PROCEEDINGS

  By letter dated August 31, 1995, the Wisconsin Department of Justice, on behalf of the State of Wisconsin notified BNRR of its intent to file a complaint by the end of September 1995 seeking penalties of $200 per day, a penalty assessment, and an environmental assessment for BNRR's alleged failure, for 964 days, to submit a remedial action plan for the Ashland Railyard, Ashland, Wisconsin, by May 7, 1993, as established by the Wisconsin Department of Natural Resources. BNRR undertook groundwater monitoring and removed and disposed of all former railroad structures on the property, but because of the existence of contamination from offsite and upgradient sources, did not believe that it would be prudent or technically reasonable to accomplish site remediation until all upgradient and contributing sources were properly considered. The property had been leased for many years to another railroad which operated the railyard facility. In State of Wisconsin v. Burlington Northern Railroad Company and Soo Line Railroad Company (Case No. 96CV007), BNRR settled this matter for $106,580 pursuant to a stipulation and order for judgment entered on January 22, 1996 by the Circuit Court for Ashland County, Wisconsin. This matter is now considered terminated.

  On December 18, 1995 the State of Illinois filed a Complaint captioned People of the State of Illinois v. Burlington Northern Railroad Company, Beazer East, Inc. and Koppers Industries, Inc. (PCB No. 96-132) before the Illinois Pollution Control Board against BNRR, Beazer East, Inc. and Koppers Industries, Inc., alleging violations of the Illinois Environmental Protection Act with respect to a facility in Galesburg, Illinois. This facility is not operated by BNRR. The proceeding may result in monetary sanctions in excess of $100,000. BNRR and Beazer East, Inc. have made an offer to the State of Illinois to settle this matter.

CROW RESERVATION CROSSING ACCIDENT CASE

  At approximately 10:15 a.m., on November 22, 1993, there was an accident at a BNRR railroad crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The crossing, which is located on a rural gravel road just south of Lodge Grass, Montana, was protected by crossbuck and advance warning signs.

  A lawsuit was filed in the Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) on behalf of the estates of the driver and the two passengers. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996 and, on February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNRR for compensatory damages in the total amount of $250 million.

  BNRR has filed an appeal to the Crow Court of Appeals in and for the Crow Indian Reservation where it will seek, among other things, to have the case dismissed on the basis that the Crow Tribal Court lacks subject matter jurisdiction over these claims. If the appellate court fails to grant relief to BNRR, BNRR will pursue its defenses in federal court. On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. BNRR was required to post a $5 million bond with the federal court.

ICC MERGER CASE

  On October 13, 1994, BNI, BNRR, SFP, and ATSF ("Applicants") filed a railroad merger and control application with the ICC, Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company--Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants sought an order, pursuant to 49 U.S.C. sections 11343-11347 (1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. The ICC approved the application in its written decision served August 23, 1995, which decision was effective as of September 22, 1995. Several petitions for reconsideration or to reopen the ICC's decision were filed by parties to the proceeding and all of these have been denied. Additionally, eight parties to the proceeding filed petitions for review of the ICC's approval decision with the United States Court of Appeals for the District of Columbia, which petitions are now pending before that court. Each of the petitions for reconsideration or to reopen and for review challenge various aspects of the ICC's decision, including the extent of conditions imposed on its approval. None of these petitions is expected to affect materially the benefits to be realized by the acquisition of common control of BNRR and ATSF by BNSF.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  All of BNRR's outstanding common stock is owned of record by BNI and therefore not traded on any market.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of Burlington Northern Railroad Company and its majority-owned subsidiaries (collectively BNRR or Company). BNRR is a wholly-owned subsidiary of Burlington Northern Inc. (BNI) which became a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) on September 22, 1995 as a result of the merger discussed below.

ACQUISITION OF SANTA FE PACIFIC CORPORATION (SFP)
- -------------------------------------------------

On June 29, 1994, BNI and SFP entered into an Agreement and Plan of Merger (as amended on October 26, 1994, December 18, 1994, January 24, 1995 and September 19, 1995, the Merger Agreement) pursuant to which SFP would merge with BNI in the manner set forth below (the Merger). Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission (ICC) issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated. The business combination with SFP was accounted for by the purchase method.

RESULTS OF OPERATIONS
- ---------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

BNRR recorded net income for 1995 of $111 million compared with net income of $459 million for 1994. Results for 1995 were reduced by $671 million of merger, severance and asset charges (see Note 2: Merger, severance and asset charges). The corresponding reduction in net income was approximately $414 million. Results for 1995 were further reduced by $100 million (after tax) for the cumulative effect of an accounting change for locomotive overhauls. Results for 1994 were reduced by $10 million (after tax) for the cumulative effect of an accounting change for postemployment benefits. Excluding the above items, net income for 1995 would have been $625 million compared to $469 million in 1994.

Revenue table

The following table presents BNRR's revenue information by commodity for the years ended December 31, 1995 and 1994 and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                           Revenue
                                                     Revenue            Per Thousand
                                    Revenues     Ton Miles (RTM)             RTM
                                 --------------  ----------------     -----------------
                                   1995    1994     1995     1994       1995       1994
                                 ------  ------  -------  -------     ------     ------
                                 (In Millions)    (In Millions)
Coal..........................   $1,757  $1,669  150,335  136,164     $11.69     $12.26
Agricultural Commodities......    1,042     759   52,185   33,922      19.97      22.37
Intermodal....................      736     745   24,800   24,671      29.68      30.20
Forest Products...............      427     440   18,448   19,495      23.15      22.57
Chemicals.....................      322     310   12,438   11,695      25.89      26.51
Consumer and Food Products....      304     304   10,392   10,341      29.25      29.40
Metals........................      280     253   12,409   11,503      22.56      21.99
Minerals and Ores.............      242     244   10,448   10,752      23.16      22.69
Automotive....................      146     152    1,960    2,031      74.49      74.84
Other.........................      125     119        -        -          -          -
                                 ------  ------  -------  -------     ------     ------
Total.........................   $5,381  $4,995  293,415  260,574     $17.91     $18.71
                                 ======  ======  =======  =======     ======     ======

Revenues

Total revenues for 1995 were $5,381 million compared with revenues of $4,995 million for 1994. The increase of $386 million or 8 percent was primarily due to improved Coal and Agricultural Commodities revenues.

Coal revenues improved $88 million during 1995 due to higher traffic levels caused primarily by new business, favorable weather conditions early in the year and increased demand for low-sulfur coal from the Powder River Basin. Revenue per thousand revenue ton miles declined as a result of continuing competitive pricing pressures and a change in traffic mix.

Agricultural Commodities revenues during 1995 were $283 million greater than 1994. The increase was principally caused by improvements in corn and soybean revenues of $259 million and $41 million, respectively. Corn and soybean revenues benefited from increased crop production as well as higher traffic volumes to the Pacific Northwest due to stronger export demand during 1995. Barley and wheat revenues declined primarily due to weaker export demand when compared with the strong demand in 1994. The shift in commodities to lower yielding corn and soybeans from higher yielding wheat led to the aggregate decrease in revenue per thousand revenue ton miles.

Metals revenues increased $27 million when compared with 1994 primarily due to increased taconite, aluminum and steel products revenues.

Current year revenues for Forest Products decreased $13 million and Chemicals revenues increased $12 million when compared to 1994. The decrease in Forest Product revenues was attributable to lower traffic levels for lumber while the increase in Chemicals revenues was due to strong petroleum products demand.

Expenses

As discussed in Note 2: Merger, severance and asset charges, BNRR recorded $671 million for merger, severance and asset charges in 1995. The principal components of the charge were $287 million related to BNRR's plan to centralize the majority of its union clerical functions and $190 million related to salaried employee costs for severance, pension and other employee benefits and costs for employee relocations during the period. Additionally, $105 million was recorded for planned branch line dispositions, while the remaining $89 million included obligations for vacating leased facilities and the write-off of duplicate and excess assets. When its plans are completed, BNRR expects to have eliminated approximately 2,600 positions and disposed of approximately 3,300 miles of low density track. Also as described in Note 2, costs related to union employee relocation as well as certain costs for separation and severances were not included in the charge; therefore, these costs will be future operating expenses. Both the timing and magnitude of any future expense is currently unknown.

Total operating expenses for 1995, including $671 million of merger, severance and asset charges, were $4,968 million compared with expenses of $4,164 million for 1994. Excluding the merger, severance and asset charges the operating ratio for 1995 was 80 percent, an improvement of three percentage points over the operating ratio of 83 percent for 1994.

Effective January 1, 1995, BNRR changed its method of accounting for periodic major locomotive overhauls. Under the new method, overhauls on owned units are capitalized and depreciated ratably until the next anticipated overhaul. In addition, estimated costs for overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNRR previously expensed locomotive overhauls when the costs were incurred. The cumulative effect of this change for years prior to 1995 was a reduction in net income of $100 million (after tax) while the effect of this change for the year ended December 31, 1995 was to reduce net income by $26 million (after tax).

Compensation and benefits expenses of $1,831 million were $62 million above 1994. The increase was due to higher traffic levels, a wage increase for union represented employees effective July 1994, an increase in health and welfare costs for union employees due primarily to an increase in insurance premium rates, and increased incentive compensation expense. These increases were partially offset by operating efficiencies.

Equipment rents expenses were $49 million higher than 1994 primarily due to an increase in lease rental expense as a result of a larger fleet of leased freight cars and an increase in the leasing of locomotives to meet power requirements in 1995.

Purchased services expenses decreased $48 million for 1995 compared with 1994, primarily attributable to lower intermodal-related expenses.

Depreciation and amortization expense for 1995 was $59 million higher than 1994. The increase reflects $19 million attributable to the 1995 effect of a change in accounting for locomotive overhauls. The remainder of the increase was due to capital additions which increased the Company's asset base.

Fuel expenses for 1995 were $36 million higher compared with 1994 primarily due to a $29 million increase in consumption resulting from higher traffic volumes in 1995. An increase in the average price paid per gallon of 1.2 cents in 1995 contributed to the remainder of the increase.

Materials expenses for 1995 decreased $39 million compared with 1994 which was primarily attributable to the change in accounting for locomotive overhauls in 1995.

Other operating expenses were $14 million higher in 1995 as compared with 1994. The increase reflects $65 million of expenses associated with the change in accounting for locomotive overhauls, largely offset by a decrease in personal injury and other expenses.

Other income (expense), net was $14 million favorable in 1995 as compared with 1994. This increase was primarily due to interest income on the settlement of a tax refund and lower fees on the sale of accounts receivable in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)


Year ended December 31,                    1995     1994     1993
- ----------------------------------------  -------  -------  ------


Revenues..................................$5,381   $4,995   $4,699


Operating expenses:
 Compensation and benefits................ 1,831    1,769    1,701
 Equipment rents..........................   527      478      425
 Purchased services.......................   430      478      464
 Fuel.....................................   405      369      362
 Depreciation and amortization............   394      335      334
 Materials................................   266      305      300
 Other....................................   444      430      463
 Merger, severance and asset charges......   671        -        -
                                          ------   ------   ------
   Total operating expenses............... 4,968    4,164    4,049
                                          ------   ------   ------

Operating income..........................   413      831      650
Interest expense..........................    86       79       86
Other income (expense), net...............    31       17       12
                                          ------   ------   ------

Income before income taxes................   358      769      576
Income tax expense........................   147      300      244
                                          ------   ------   ------
Income before cumulative effect of
 change in accounting method..............   211      469      332
Cumulative effect of change in
 accounting method, net of tax............  (100)     (10)       -
                                          ------   ------   ------
Net income................................$  111   $  459   $  332
                                          ======   ======   ======


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)


December 31,                                                1995         1994
- -----------------------------------------------------------------------------

    ASSETS

    Current assets:

    Cash and cash equivalents...........................  $   41       $   27
    Accounts receivable, net............................     567          702
    Materials and supplies..............................     136          100
    Current portion of deferred income taxes............     174          157
    Other current assets................................      25           27
                                                          ------       ------
      Total current assets..............................     943        1,013

    Property and equipment, net.........................   6,148        5,848

    Advances to parent..................................     290            -
    Investments in and advances to affiliates...........     134           94
    Other assets........................................     137          133
                                                          ------       ------

      Total assets......................................  $7,652       $7,088
                                                          ======       ======

    LIABILITIES AND STOCKHOLDER'S EQUITY



    Current liabilities:

     Accounts payable and other current
      liabilities.......................................  $1,398       $1,263
     Long-term debt and commercial paper due
      within one year...................................      26          115
                                                          ------       ------
      Total current liabilities.........................   1,424        1,378

    Long-term debt and commercial paper.................     880          719
    Deferred income taxes...............................   1,226        1,421
    Casualty and environmental reserves.................     416          415
    Employee merger and separation costs................     257            -
    Other liabilities...................................     409          202
                                                          ------       ------
      Total liabilities.................................   4,612        4,135
                                                          ------       ------

    Commitments and contingencies (see Note
     11 and 12)


    Stockholder's equity:
     Common stock, without par value, 1,000
      shares authorized, issued and
      outstanding.......................................   1,191        1,191
     Retained earnings..................................   1,849        1,762
                                                          ------       ------
      Total stockholder's equity........................   3,040        2,953
                                                          ------       ------
       Total liabilities and stockholder's
        equity..........................................  $7,652       $7,088
                                                          ======       ======

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)

Year ended December 31,                                    1995    1994    1993
- -------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income............................................ $  111   $ 459   $ 332
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Cumulative effect of change in
     accounting method..................................    100      10       -
    Depreciation and amortization.......................    394     335     334
    Deferred income taxes...............................   (134)    109     128
    Merger, severance and asset charges.................    671       -       -
    Employee merger and separation
     costs paid.........................................    (69)      -       -
    Other, net..........................................     38     (24)   (116)
    Changes in current assets and
     liabilities:
      Accounts receivable, net..........................     39    (111)   (117)
      Materials and supplies............................    (37)    (13)      6
      Other current assets..............................      2      (4)     (1)
      Accounts payable and other current
       liabilities......................................     42     (14)      9
                                                          -----   -----   -----
Net cash provided by operating activities...............  1,157     747     575
                                                          -----   -----   -----

INVESTING ACTIVITIES
  Cash used for capital expenditures....................   (699)   (626)   (530)
  Collections from (advances to)
   affiliates, net......................................      4      10      29
  Other, net............................................    (35)      4      19
                                                          -----   -----   -----
Net cash used for investing activities..................   (730)   (612)   (482)
                                                          -----   -----   -----

FINANCING ACTIVITIES
  Net increase in commercial paper......................    134      64      26
  Proceeds from issuance of long-term debt..............      -     150       -
  Payments on long-term debt............................   (205)   (336)    (83)
  Advances to parent, net...............................   (290)      -       -
  Dividends paid........................................    (50)      -     (75)
  Other, net............................................     (2)     (3)     (1)
                                                          -----   -----   -----
Net cash used for financing
 activities.............................................   (413)   (125)   (133)
                                                          -----   -----   -----

Increase (decrease) in cash and cash
 equivalents............................................     14      10     (40)
Cash and cash equivalents:
  Beginning of year.....................................     27      17      57
                                                          -----   -----   -----
  End of year...........................................  $  41   $  27   $  17
                                                          =====   =====   =====

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amounts
   capitalized..........................................  $  81   $  78   $  92
  Income taxes paid, net of refunds.....................    281     192     109
  Assets financed through capital lease
   obligations..........................................    140      50       -

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
Burlington Northern Railroad Company and Subsidiaries
(Dollars in millions)


                                            Common    Retained
                                             Stock    Earnings    Total
                                            ------    --------    -----
Balance at December 31, 1992............... $1,190      $1,046    $2,236

Net income.................................      -         332       332
Dividends..................................      -         (75)      (75)
Capital contribution from parent...........      1           -         1
                                            ------      ------    ------

Balance at December 31, 1993...............  1,191       1,303     2,494

Net income.................................      -         459       459
                                            ------      ------    ------

Balance at December 31, 1994...............  1,191       1,762     2,953

Net income.................................      -         111       111
Dividends..................................      -         (50)      (50)
Cost to equity investment adjustment.......      -          26        26
                                            ------      ------    ------

Balance at December 31, 1995............... $1,191      $1,849    $3,040
                                            ======      ======    ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Burlington Northern Railroad Company and Subsidiaries

1. ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Burlington Northern Railroad Company and its majority-owned subsidiaries (collectively BNRR or Company). BNRR is a wholly-owned subsidiary of Burlington Northern Inc. (BNI) which became a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) on September 22, 1995. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

RECLASSIFICATIONS

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

All short-term investments with original maturities of less than 90 days are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

MATERIALS AND SUPPLIES

Materials and supplies consist mainly of diesel fuel, repair parts for equipment and other railroad property and are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. The weighted average annual depreciation rate in effect at December 31, 1995 was
3.84 percent for track structure, 5.82 percent for equipment and 2.86 percent for other road properties.

REVENUE RECOGNITION

Transportation revenues are recognized based upon the proportion of service provided.

2. MERGER, SEVERANCE AND ASSET CHARGES

Included on the Statement of Income for 1995 are operating expenses of $671 million related to merger, severance and asset costs. Significant components included in these costs are described below.


Employee-related costs of $287 million were recorded related to BNRR's plan to centralize the majority of its union clerical functions which was approved in 1995. This plan includes the reduction of approximately 1,600 employees which, among other things, requires installation of common information systems. The Company and the union have entered into an implementation agreement which allows the Company to abolish the positions and provides separation benefits to impacted employees. It will take several years to fully implement this plan due to the geographical complexity of the new combined rail system, and the time required to develop and install common systems. Most of the position reductions are expected to occur during 1996 and 1997, and the entire plan is expected to be completed by the end of 1998. No provision for clerical relocations was included in the 1995 expense as employees have yet to commit to relocate. As such, these costs, as well as any separation and severance costs above those provided will be recorded as operating expenses of future periods. Both the timing and magnitude of any such future expense is presently unknown.

Costs of $190 million were recorded for salaried employees and reflect severance, pension and other employee benefits, and costs for employee relocations incurred during the period. Severance, pension and other employee benefit costs reflect the elimination of approximately 1,000 former BNRR employees. Most of these positions were eliminated in the third and fourth quarters of 1995; remaining positions will be eliminated in 1996. Additional components of salaried employee costs include special termination benefits to be received under the Company's retirement plan. Relocation expenses of $23 million reflect costs incurred in 1995 for relocating approximately 300 former BNRR employees.

Costs of $105 million are included for branch line dispositions reflecting the write-off of the net book value of the lines at the anticipated disposal date, less estimated net proceeds. Approximately 75 line segments, covering 3,300 miles of former BNRR lines are included. Remaining costs of $89 million include obligations at leased facilities which expected to be vacated and the write-off of duplicate and excess assets including computer hardware and software and certain facilities.

Current and long-term employee merger and separation liabilities totaling $379 million are included in the consolidated balance sheet and represent employee-related components of the above costs.

At December 31, 1995, approximately $122 million of the above total is included within current liabilities for anticipated costs to be paid in 1996. The remaining costs are anticipated to be paid over the next five years.

3. ACCOUNTING CHANGES

Effective January 1, 1995, BNRR changed its method of accounting for periodic major locomotive overhauls. Under the new method, costs of owned locomotives relating to components requiring major overhaul are depreciated, on a straight-line basis, to the first major overhaul date. The remaining cost of the owned locomotive is depreciated, on a straight-line basis, over the estimated economic life of the locomotive. The cost of overhauls on owned units are then capitalized when incurred and depreciated, on a straight-line basis, until the next anticipated overhaul. In addition, estimated costs for major overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNRR previously expensed locomotive overhauls when the costs were incurred. BNRR believes that this change is preferable because it improves the matching of expenses incurred to revenues earned. The cumulative effect of this change on years prior to 1995 was a reduction in net income of $100 million (net of a $63 million income tax benefit). The effect of this change for the year ended December 31, 1995, was to reduce income before the cumulative effect of change in accounting method by $26 million. The pro forma effect of this change on 1994 and 1993 would have been to reduce net income by $26 million and $21 million, respectively and would have reduced net income to $433 million and $311 million, respectively.

Effective January 1, 1994, BNRR adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 net income by $10 million.

In 1994, BNRR adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this standard had no effect on net income and no material effect on stockholders' equity.

4. OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

Year ended December 31,                 1995   1994  1993
- ---------------------------------------------------------
Interest income......................... $21    $10   $ 9
Gain on property dispositions...........  11     17    19
Accounts receivable sale fees...........   -     (9)   (9)
Miscellaneous, net......................  (1)    (1)   (7)
                                         ---    ---   ---
   Total................................ $31    $17   $12
                                         ===    ===   ===

5. INCOME TAXES

Income tax expense, excluding the cumulative effect of change in accounting method, was as follows (in millions):

Year ended December 31,                 1995   1994  1993
- ---------------------------------------------------------
Current:
 Federal.............................. $ 243   $167  $102
 State................................    38     24    14
                                       -----   ----  ----
                                         281    191   116
                                       -----   ----  ----

Deferred:
 Federal..............................  (117)    93   111
 State................................   (17)    16    17
                                       -----   ----  ----
                                        (134)   109   128
                                       -----   ----  ----
   Total.............................. $ 147   $300  $244
                                       =====   ====  ====

Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of change in accounting method, was as follows:

Year ended December 31,                 1995   1994  1993
- ---------------------------------------------------------
Federal statutory income tax rate...... 35.0%  35.0% 35.0%
State income taxes, net of federal
 tax benefit...........................  3.8    3.4   3.5
Effect of 1 percent federal tax
 rate increase on deferred tax
 balances at January 1, 1993...........    -      -   4.5
Other, net.............................  2.6    0.6   (.6)
                                        ----   ----  ----
Effective tax rate..................... 41.4%  39.0% 42.4%
                                        ====   ====  ====


In August 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was signed into law. The Act increased the corporate federal income tax rate by 1 percent, effective January 1, 1993. BNRR recorded $27 million to income tax expense representing the impact of the 1 percent increase on BNRR's beginning of the year deferred tax liability.

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                       1995      1994
- -----------------------------------------------------------------
Deferred tax liabilities:
 Depreciation and amortization................. $(1,653)  $(1,716)
 Other.........................................     (91)      (98)
                                                -------   -------
    Total deferred tax liabilities.............  (1,744)   (1,814)
                                                -------   -------

Deferred tax assets:
 Casualty and environmental reserves...........     237       257
 Employee merger and separation costs..........     201         -
 Pensions......................................      45        39
 Other.........................................     209       254
                                                -------   -------
   Total deferred tax assets...................     692       550
                                                -------   -------

   Net deferred tax liability.................. $(1,052)  $(1,264)
                                                =======   =======

Noncurrent deferred income tax liability.......  (1,226)  $(1,421)
Current deferred income tax asset..............     174       157
                                                -------   -------

   Net deferred tax liability.................. $(1,052)  $(1,264)
                                                =======   =======


BNRR's federal income tax returns have been examined through 1991. All years prior to 1986 are closed. Issues relating to the years 1986-1991 are being contested through various stages of administrative appeal. In addition, BNRR has various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 1995.

6. ACCOUNTS RECEIVABLE, NET

BNRR maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Allowances for doubtful accounts of $24 million and $20 million have been recorded at December 31, 1995 and 1994, respectively.

7. PROPERTY AND EQUIPMENT, NET

 Property and equipment, net was as follows (in millions):

December 31,                                       1995      1994
- -----------------------------------------------------------------
Road, roadway structures and real estate....... $ 8,115   $ 7,690
Equipment......................................   2,152     1,913
                                                -------   -------
  Total cost...................................  10,267     9,603
Less accumulated depreciation..................  (4,119)   (3,755)
                                                -------   -------
 Property and equipment, net................... $ 6,148   $ 5,848
                                                =======   =======


The consolidated balance sheets at December 31, 1995 and 1994 included $222 million and $86 million, respectively, for property and equipment under capital leases. The related depreciation was included in depreciation expense. Accumulated depreciation for property and equipment under capital leases was $38 million and $34 million at December 31, 1995 and 1994, respectively.

Capitalized software development costs are generally amortized over a five to seven-year estimated useful life using the straight-line method. Amortization expense was $6 million for the year ended December 31, 1995, $2 million for the year ended December 31, 1994 and no amortization was recorded for the year ended December 31, 1993. Unamortized capitalized software costs were $22 million and $20 million as of December 31, 1995 and 1994, respectively.

8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                                         1995    1994
- ---------------------------------------------------------------------------------
Accounts and wages payable........................................ $  300  $  264
Casualty and environmental reserves...............................    184     221
Employee merger and separation costs..............................    122       -
Taxes other than income taxes.....................................    106     117
Accrued vacations.................................................     88      89
Other.............................................................    598     572
                                                                   ------  ------
   Total.......................................................... $1,398  $1,263
                                                                   ======  ======

9. DEBT

Debt outstanding was as follows (in millions):

December 31,                                                         1995    1994
- ---------------------------------------------------------------------------------
 Consolidated mortgage bonds, 3 1/5% to 9 1/4%, due
   2006 to 2045.................................................... $ 321   $ 321
 Capitalized lease obligations, weighted average
   rate of 6.59% and 8.01%, respectively, expiring 1996
   to 2008.........................................................   150      46
 Equipment and other obligations, weighted
   average rate of 8.44% and 9.30%, respectively, due
   serially to 2009................................................    74      91
 General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
   and 2010, respectively..........................................    62      62
 Prior lien railway and land grant bonds, 4%, due 1997.............    57      57
 General lien railway and land grant bonds, 3%,
   due 2047........................................................    35      35
 First mortgage bonds, series A, 4%, due 1997......................    20      22
 Other.............................................................     9     158
 Commercial paper, 6.1% (variable).................................   224      90

Unamortized discount...............................................   (46)    (48)
                                                                    -----   -----
   Total...........................................................   906     834
Less:
  Current portion of long-term debt and commercial paper...........   (26)   (115)
                                                                    -----   -----
   Long-term debt.................................................. $ 880   $ 719
                                                                    =====   =====

In 1995, BNRR completed cross-border leveraged leases of equipment for a total amount of $136 million which were recorded as capital lease obligations. These transactions included the issuance of $108 million of equipment secured debt at a weighted average yield of 6.39 percent and the receipt of an up front cash benefit. The up front benefit reduces the effective interest rate on the debt to 5.76 percent.

In November 1994, BNRR entered into a $150 million three year term loan facility agreement with a group of commercial banks and used the proceeds to redeem $150 million aggregate principal amount of Railroad Consolidated Mortgage Bonds, 10%, Series J, due November 1, 1997. In November 1995, this debt was repaid through the issuance of commercial paper by BNRR.

Aggregate long-term debt scheduled maturities are $26 million, $99 million, $23 million, $19 million and $277 million for 1996 through 2000, respectively.

Substantially all BNRR properties and certain other assets are pledged as collateral to or are otherwise restricted under the various BNRR long-term debt agreements. Equipment obligations are secured by the underlying equipment.

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of BNRR's financial instruments at December 31, 1995 and 1994 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by BNRR, were as follows:

CASH AND CASH EQUIVALENTS

The carrying amount approximated fair value because of the short maturity of these instruments.

ACCRUED INTEREST PAYABLE

The carrying amount approximated fair value as the majority of interest payments are made semiannually.

LONG-TERM DEBT AND COMMERCIAL PAPER

The fair value of BNRR's long-term debt was primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNRR for debt of the same remaining maturities. The carrying amount of commercial paper approximated fair value because of the short maturity of these instruments.

The carrying amount and estimated fair values of BNRR's financial instruments were as follows (in millions):

December 31,                                           1995            1994
- ----------------------------------------------------------------------------------
                                               Carrying   Fair  Carrying    Fair
                                                Amount   Value   Amount    Value
                                               --------  -----  ---------  -----
Assets:
Cash and cash equivalents...................    $ 41     $ 41     $ 27     $ 27

Liabilities:
Accrued interest payable....................      20       20       19       19
Long-term debt and commercial paper.........     906      967      834      811

BNRR also holds investments in, and has advances to, several unconsolidated transportation affiliates. It was not practicable to estimate the fair value of these financial instruments, which were carried at their original cost of $10 million and $17 million in the December 31, 1995 and 1994 consolidated balance sheets.

11. HEDGING ACTIVITIES, LEASES AND OTHER COMMITMENTS

Hedging activities

BNRR has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNRR hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of December 31, 1995, BNRR had entered into forward purchases for approximately 69 million gallons at an average price of approximately 49 cents per gallon. In addition, BNRR held petroleum futures contracts representing approximately 60 million gallons at an average price of approximately 48 cents per gallon. These contracts have expiration dates ranging from January, 1996 to October, 1996.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's diesel fuel.

BNRR's current fuel hedging program covers approximately 20 percent of estimated 1996 fuel purchases. The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrealized gains or losses from BNRR's fuel hedging transactions were not material at December 31, 1995 and 1994. BNRR monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Leases

BNRR has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 1995 are summarized as follows (in millions):


                                          Capital  Operating
Year ended December 31,                   Leases
- ------------------------------------------------------------
1996....................................   $ 20    $  266
1997....................................     21       264
1998....................................     20       229
1999....................................     19       193
2000....................................     19       173
Thereafter..............................    114     1,590
                                           ----    ------
Total...................................    213    $2,715
                                                   ======
Less amount representing interest.......     63
                                           ----
Present value of minimum lease payments.   $150
                                           ====

Lease rental expense for all operating leases was $341 million, $286 million and $233 million for the years ended December 31, 1995, 1994 and 1993, respectively. Contingent rentals and sublease rentals were not significant.

Other commitments

BNRR has entered into a commitment to acquire 124 locomotives during 1996 and 1997. In addition, BNRR has two power purchase agreements, expiring in 1998 and 2001, that currently involve 197 locomotives. Payments required by the agreements are based upon usage, subject to specified take-or-pay minimums. The rates specified in the two agreements are renegotiable every two years. BNRR's 1996 minimum commitment obligation is $51 million. Based on projected locomotive power requirements, BNRR's payments in 1996 are expected to be in excess of the minimum. Payments under the agreements totaled $49 million, $47 million and $53 million in 1995, 1994 and 1993, respectively. In 1990, BNRR entered into a letter of credit for the benefit of a vendor. This letter of credit is a performance guarantee for up to $15 million for locomotive overhauls.

BNRR is party to service interruption insurance agreements under which it would be required to pay premiums of up to a maximum of approximately $70 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNRR is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

12.  ENVIRONMENTAL AND OTHER CONTINGENCIES

Environmental

BNRR's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNRR's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials.

Additionally, many of BNRR's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNRR is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNRR has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 22 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNRR may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNRR may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNRR generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNRR is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 180 sites, including the Superfund sites, at which it is being asked to participate in the study and, or both, clean-up of alleged environmental contamination. BNRR paid approximately $28 million, $21 million and $27 million during 1995, 1994 and 1993, respectively relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNRR has accruals of approximately $115 million for remediation and restoration of all known sites, including $105 million pertaining to mandated sites, of which approximately
$40 million relates to the Superfund sites. BNRR anticipates that the majority of the accrued costs at December 31, 1995 will be paid over the next five years. No individual site is considered to be material. Recoveries received from third parties, net of legal costs incurred, were approximately $31 million during the year ended December 31, 1995 and were not significant in prior years.

Liabilities recorded for environmental costs represent BNRR's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNRR's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNRR's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period; therefore, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNRR's consolidated financial position or liquidity.

BNRR expects it will become subject to future requirements regulating air emissions from diesel locomotives that may increase its operating costs. Regulations applicable to new locomotive engines are expected to be issued by the Environmental Protection Agency soon. It is anticipated that these regulations will be effective for locomotive engines installed after 1999.
Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt locomotive emission standards that may differ from federal standards.

Other claims and litigation

BNRR and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNRR, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

13. RETIREMENT PLANS

BNRR participates in BNI's pension plans which consist of a noncontributory defined benefit pension plan covering substantially all non-union employees and a nonqualified defined benefit plan for certain officers and other employees. The benefits are based on years of credited service and the highest five-year average compensation levels. BNI's funding policy is to contribute annually not less than the regulatory minimum, and not more than the maximum amount deductible for income tax purposes.

Components of the net pension cost were as follows (in millions):

Year ended December 31,                     1995     1994   1993
- -------------------------------------------------------------------

Service cost, benefits earned during
 the period...............................  $  9     $ 12   $  9
Interest cost on projected benefit
 obligation...............................    54       50     50
Actual return on plan assets..............   (93)     (25)   (57)
Net amortization and deferred amounts.....    57       (1)    24
Curtailment costs.........................    10        -      -
Cost of special termination benefits......    32        -      -
                                            ----     ----   ----
 Net pension cost.........................  $ 69     $ 36   $ 26
                                            ====     ====   ====

The following table shows the reconciliation of BNI's funded status of the plans with amounts recorded in the consolidated balance sheets (in millions):

December 31,                                     1995    1994
- -------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation...................... $(641)  $(481)
                                                =====   =====
Accumulated benefit obligation................. $(696)  $(553)
                                                =====   =====
Projected benefit obligation................... $(758)  $(628)
Plan assets at fair value, primarily
 marketable equity and debt securities.........   534     467
                                                -----   -----
Projected benefit obligation in excess
 of plan assets................................  (224)   (161)
Unrecognized net loss..........................    93      41
Unrecognized prior service cost................     2       5
Unamortized net transition obligation..........    20      29
Adjustment required to recognize
 minimum liability.............................   (53)    (12)
                                                -----   -----
 Accrued pension liability..................... $(162)  $ (98)
                                                =====   =====

BNI uses a December 31 measurement date. The assumptions used in accounting for BNI's plans were as follows:

                                           1995  1994  1993
- -----------------------------------------------------------
Discount rate.............................. 7.0%  9.0%  7.0%
Rate of increase in compensation levels.... 4.0%  5.5%  5.5%
Expected long-term rate of return on
 plan assets............................... 9.5%  9.5%  9.5%

BNRR participates in 401(k) thrift and profit sharing plans sponsored by BNI which cover substantially all non-union employees. BNRR matches 35 percent of the first 6 percent of the employees' contributions, which is subject to certain percentage limits of the employees' earnings, at the end of each quarter. Depending on BNRR's performance, an additional matching contribution of 20 to 40 percent can be made at the end of the year. BNRR's expense was $12 million, $8 million and $6 million in 1995, 1994 and 1993, respectively.

14. OTHER POSTEMPLOYMENT BENEFIT PLANS

BNI provides life insurance benefits to eligible BNRR non-union employees. The life insurance plan is noncontributory and covers retirees only. Components of BNI's postretirement benefit cost were $1 million in each of the three years ended December 31, 1995, 1994 and 1993, respectively.

BNI's policy is to fund benefits payable under the life insurance plan as they come due. The following table presents the status of BNI's life insurance plan and the accrued postretirement benefit cost reflected in the consolidated balance sheets (in millions). BNI uses a December 31 measurement date.

                                                December 31,
                                                1995      1994
- --------------------------------------------------------------

Accumulated postretirement benefit obligation:
   Retirees..................................... $14       $11
   Fully eligible active participants...........   1         1
   Other active participants....................   2         2
                                                 ---       ---
                                                  17        14
Unrecognized net gain...........................   1         4
                                                 ---       ---
 Accrued postretirement benefit cost............ $18       $18
                                                 ===       ===

The discount rate used in determining the benefit obligation was 7 percent at December 31, 1995 and 9 percent at December 31, 1994.

Other Plans

Under collective bargaining agreements, BNRR participates in multiemployer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $10 million in 1995, 1994 and 1993.

15. RELATED PARTY TRANSACTIONS

   In addition to various corporate-related transactions with its parent, BNI, BNRR rents, under operating leases, rolling stock and other property from BN Leasing Corporation (BNLC), a wholly owned subsidiary of BNI. The following is a summary of balances representing the result of transactions with related parties (in millions):


December 31,                                            1995   1994
- -------------------------------------------------------------------
Short-term:
 Payable to BNLC for rent associated with
  property and equipment..............................  $ 12    $10
 Payable to BNI, representing net settlement
  account for dividends, taxes and other..............     -      3
                                                        ----    ---
  Total short-term payables to related parties........  $ 12    $13
                                                        ====    ===
 Receivable from BNLC for accrued interest
  associated with the notes receivable for
  hub centers and rail facilities.....................  $  2    $ 2
                                                        ====    ===

Long-term:
 Receivable from BNI, representing net
  settlement account for dividends, taxes and
  other...............................................  $290    $ -
 Notes receivable from BNLC for hub centers...........    28     28
 Note receivable from BNLC for rail facilities........    41     41
 Investments in non-consolidated subsidiaries.........    50      6
 Receivables from non-consolidated subsidiaries
  and other affiliates................................    15     19
                                                        ----    ---
  Total long-term investments in and advances
   to related parties.................................  $424    $94
                                                        ====    ===

   BNRR recorded the following amounts for transactions with related parties (in millions):


Year ended December 31,                 1995   1994   1993
- ----------------------------------------------------------

Rental expense.......................... $65    $57    $39
Interest income.........................   7      7      7

   In prior years, BNRR tranferred the Denver and Houston hub centers to Burlington Northern Holdings,Inc.(BNRRHI), a wholly owned subsidiary of BNRR. BNRRHI subsequently sold the hub centers to BNLC. The hub centers, with a combined book value of $22 million, were sold for the fair market value of $28 million. BNRRHI received two promissory notes due October 31, 2000, with interest at 10.05 percent from BNLC for the total sale price. The notes will be repaid using proceeds from rental payments from BNRR to BNLC for use of the facilities at the rate of $3 million per year. No gain was recorded on the sale of the property.

   In prior years, BNRR purchased certain rail facilities at and between Ortonville, Minnesota and Terry, Montana from the South Dakota Rail Authority. These properties were subsequently sold to BNLC for the recorded net book value of the property. BNRR received a promissory note from BNLC for the purchase price of $41 million. Interest at a rate of 10.0 percent is due annually. Principal is due at maturity on August 31, 2001. BNRR will make rental payments of $5 million per year until 2001 for use of these facilities. No gain or loss was recorded on the sale of the property.

   As a result of the Merger, certain investments in third parties held by both BNRR and Santa Fe Pacific Corporation which were previously recorded on the cost method, were converted to the equity method due to BNSF's combined ownership position and BNRR's ability to exercise significant influence. As such, $26 million, which is net of deferred taxes of $17 million, was recorded as an increase to retained earnings to reflect BNRR's undistributed equity in earnings and initial investment.

16. QUARTERLY FINANCIAL DATA-UNAUDITED

(Dollars in millions, except per share data)
- ------------------------------------------------------------------------------------------------
                                                                 Fourth    Third  Second   First
                                                                -------   ------  ------  ------
1995
Revenues........................................................ $1,363   $1,387  $1,284  $1,347
Operating income (loss) (1)(2)..................................   (306)     260     234     225
 Income (loss) before cumulative effect of
   change in accounting method..................................   (200)     146     137     128
 Cumulative effect of change in accounting
   method, net of tax (2).......................................      -        -       -    (100)
                                                                 ------   ------  ------  ------
Net income (loss)............................................... $ (200)  $  146  $  137  $   28
                                                                 ======   ======  ======  ======

1994
Revenues........................................................ $1,344   $1,249  $1,192  $1,210
Operating income................................................    259      220     174     178
 Income before cumulative effect of change in
   accounting method............................................    152      125      95      97
 Cumulative effect of change in accounting
   method, net of tax (3).......................................      -        -       -     (10)
                                                                 ------   ------  ------  ------
Net income...................................................... $  152   $  125  $   95  $   87
                                                                 ======   ======  ======  ======

(1) Results include pre-tax charges of $587 million and $84 million for the fourth and third quarters of 1995, respectively related to merger, severance and asset charges as discussed in Note 2.

(2) Effective January 1, 1995, BNRR changed its accounting for locomotive overhauls. The cumulative effect of this change attributable to years prior to 1995 was to decrease net income by $100 million. Additionally, first, second and third quarter results were restated for the impact of the change on 1995 by reducing operating income and net income as follows: first quarter-$12 million and $7 million; second quarter-$9 million and $6 million; and third quarter-$11 million and $7 million, respectively.

(3) Effective January 1, 1994, BNRR adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of this change attributable to years prior to 1994, was to decrease net income by $10 million.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and Board of Directors of Burlington Northern Railroad Company and Subsidiaries

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Northern Railroad Company and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for periodic major locomotive overhauls in 1995, and for postemployment benefits and investments in debt and equity securities in 1994.



COOPERS & LYBRAND L.L.P.



Fort Worth, Texas
February 15, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


Financial Statements                                                    Page
                                                                        ----
   Consolidated Statements of Income for the three years ended
    December 31, 1995.................................................    13
   Consolidated Balance Sheets at December 31, 1995 and 1994..........    14
   Consolidated Statements of Cash Flows for the three years ended
    December 31, 1995.................................................    15
   Consolidated Statements of Changes in Stockholder's Equity for
    the three years ended December 31, 1995...........................    16
   Notes to Consolidated Financial Statements.........................    17

Report of Independent Accountants.....................................    29

Consolidated Financial Statement Schedule for the three years ended December 31, 1995:
   Schedule II-Valuation and Qualifying Accounts.......................   33

   Schedules other than those listed above are omitted because they are not required or not applicable, or the required information is included in the consolidated financial statements or related notes.

Exhibit Index


Exhibit
Number                      Description
- -------                     -----------

  2 Agreement and Plan of Merger dated as of June 29, 1994 between Burlington Northern Inc. and Santa Fe Pacific Corporation as amended by Amendments 1 and 2 thereto, together with Amendments 3 and 4 thereto. Schedules have been omitted. Schedules will be furnished supplementally to the Securities and Exchange Commission upon request. Incorporated by reference to Exhibit 2.1 to BNSF's Report on Form 8-K (Date of earliest event reported: September 22, 1995).

  3.1 Amended and Restated Certificate of Incorporation of BNRR (amended as of July 20, 1987). Incorporated by reference to Exhibit 3.1 to BNRR's Report on Form 10-K for the fiscal year ended December 31, 1989.

  3.2 By-Laws of BNRR. Incorporated by reference to Exhibit 3.2 to BNRR's Report on Form 10-K for the fiscal year ended December 31, 1991.

  4.1 BNI is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed 10% of BNI's total assets. BNI will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

  18        Letter Regarding Change in Accounting Principles

  24        Powers of Attorney

  27        Financial Data Schedule

REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Northern Railroad Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1996.

                                 BURLINGTON NORTHERN RAILROAD COMPANY



                                     /s/  THOMAS N. HUND
                                     -----------------------------
                                          Thomas N. Hund
                                     Vice President and Controller
                                     (Principal Accounting Officer)



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Northern Railroad Company and in the capacities and on the dates indicated.


/s/  ROBERT D. KREBS         Chairman, President and Chief
- ---------------------------  Executive Officer
     Robert D. Krebs         (Principal Executive Officer)
                             and Director                       March 29,  1996


/s/ DENIS E. SPRINGER        Senior Vice President and
- ---------------------------  Chief Financial Officer
    Denis E. Springer        (Principal Financial Officer)      March 29,  1996


/s/ THOMAS N. HUND           Vice President and Controller
- ---------------------------  (Principal Accounting Officer)     March 29,  1996
    Thomas N. Hund


/s/ DOUGLAS J. BABB           Director                          March 29,  1996
- -----------------------------
    Douglas J. Babb

                                                                     SCHEDULE II


             BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN MILLIONS)

         Column A               Column B    Column C    Column D         Column E
         --------               --------    --------    --------         --------

                               Balance at  Additions                    Balance at
                               Beginning   Charged to                     End of
Description                    of Period     Income    Deductions (1)     Period  (2)
- -----------                    ----------  ----------  ----------       ----------
DECEMBER 31, 1995
 Casualty and
  environmental reserves          $636        $159        $195             $600
                                  ====        ====        ====             ====

DECEMBER 31, 1994
 Casualty and
  environmental reserves          $689        $183        $236             $636
                                  ====        ====        ====             ====

DECEMBER 31, 1993
 Casualty and
  environmental reserves          $713        $227        $251             $689
                                  ====        ====        ====             ====

(1)  Principally represents cash payments

(2)  Classified in the consolidated balance sheet as follows:

                                                                 1995   1994   1993
                                                                -----  -----  -----
Casualty and environmental reserves (current liabilities)       $ 184  $ 221  $ 263
Casualty and environmental reserves (noncurrent liabilities)      416    415    426
                                                                -----  -----  -----
                                                                $ 600  $ 636  $ 689
                                                                =====  =====  =====

                                      -33-