Form 10-Q
period 1996-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1996-05-15
CIK 15511

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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

                                                  Shares Outstanding
            Class                               as of April 30, 1996
Common stock, without par value*                    1,000 shares



*Burlington Northern Railroad Company is a wholly-owned subsidiary of Burlington Northern Inc. which is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation and there is no market data with respect to such shares.

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



                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                    Three Months Ended
                                         March 31,
                                       1996    1995
                                      ------  -------

Revenues                              $1,319  $1,347

Operating expenses:
  Compensation and benefits              455     482
  Equipment rents                        137     129
  Purchased services                      99     115
  Fuel                                   106      98
  Depreciation and amortization           98      99
  Materials and other                    182     199
  Merger, severance and asset charge       -       -
                                      ------  -------
    Total operating expenses           1,077   1,122
                                      ------  -------

Operating income                         242     225
Interest expense                          15      18
Other income (expense), net               10       4
                                      ------  -------

Income before income taxes               237     211
Income tax expense                        88      83
                                      ------  -------
Income before cumulative effect of
  change in accounting method            149     128
Cumulative effect of change in
  accounting method, net of tax            -    (100)
                                      ------  -------
Net income                            $  149  $   28
                                      ======  =======



See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                 March 31, December 31,
ASSETS                                              1996      1995
                                                  --------  --------

Current assets:
  Cash and cash equivalents                       $     23  $     41
  Accounts receivable, net                             589       567
  Materials and supplies                               157       136
  Current portion of deferred income taxes             174       174
  Other current assets                                  26        25
                                                  --------  --------
    Total current assets                               969       943

Property and equipment, net                          6,218     6,148
Advances to parent                                     122       290
Investments in and advances to affiliates              135       134
Other assets                                           131       137
                                                  --------  --------
    Total assets                                  $  7,575  $  7,652
                                                  ========  ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $  1,329  $  1,398
  Long-term debt and commercial paper due
    within one year                                     97        26
                                                  --------  --------
    Total current liabilities                        1,426     1,424

Long-term debt and commercial paper                    588       880
Deferred income taxes                                1,278     1,226
Casualty and environmental reserves                    425       416
Employee merger and separation costs                   254       257
Other liabilities                                      415       409
                                                  --------  --------
    Total liabilities                                4,386     4,612
                                                  --------  --------

Commitments and contingencies

Stockholder's equity:
  Common stock, without par value, 1,000 shares
    authorized, issued and outstanding               1,191     1,191
  Retained earnings                                  1,998     1,849
                                                  --------  --------
    Total stockholder's equity                       3,189     3,040
                                                  --------  --------
    Total liabilities and stockholder's
      equity                                      $  7,575  $  7,652
                                                  ========  ========


See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                      Three Months Ended
                                                           March 31,
                                                         1996    1995
                                                        ------  ------

Operating Activities:
  Net income                                            $ 149   $  28
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method      -     100
      Depreciation and amortization                        98      99
      Deferred income taxes                                52      19
      Other, net                                           28      (1)
      Employee, merger and separation costs paid          (32)      -
      Changes in working captial                          (91)    (57)
                                                        ------  ------
Net cash provided by operating activities                 204     188
                                                        ------  ------

Investing Activities:
  Cash used for capital expenditures                     (153)   (137)
  Investments in and advances to affiliates               168    (165)
  Other, net                                               (2)      4
                                                        ------  ------
Net cash provided by (used for) investing activities       13    (298)
                                                        ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper            (224)    119
  Payments on long-term debt                              (11)    (12)
                                                        ------  ------
Net cash provided by (used for) financing activities     (235)    107
                                                        ------  ------

Increase (decrease) in cash and cash equivalents          (18)     (3)
Cash and cash equivalents:
  Beginning of period                                      41      27
                                                        ------  ------
  End of period                                         $  23   $  24
                                                        ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $  12   $  12
  Income taxes paid, net of refunds                         1      63
  Assets financed through capital lease obligations        13       -


 See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern Railroad Company (BNRR) Annual Report on Form 10-K and the Burlington Northern Santa Fe Corporation (BNSF) Annual Report on Form 10-K for the year ended December 31, 1995. BNRR is a wholly-owned subsidiary of Burlington Northern Inc. (BNI).

As a result of a business combination, Santa Fe Pacific Corporation (SFP) became an indirect wholly-owned subsidiary of BNSF on September 22, 1995. Subsequent to that time, BNSF has begun to cosolidate operations of BNI's and SFP's railroad subsidiaries, BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), although to date, the railroad subsidiaries have not merged. The consolidation of operations includes a single management team, as well as the combination of certain information systems and certain operations. The first quarter results presented in these financial statements include the effect of allocations of certain expenses between BNI and SFP which are no longer distinguishable by each separate company. Management believes that these allocations represent the best estimates of costs to each company. If the railroad subsidiaries are not merged, estimates related to the allocation of costs will become more significant as the combination of systems and operations progresses during 1996.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNRR's financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three month periods ended March 31, 1996 and 1995 and cash flows for the three month periods ended March 31, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

Certain prior year data has been reclassified to conform to the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $344 million are included in the balance sheet at March 31, 1996. During the first quarter of 1996, the Company paid $32 million of employee, merger and separation costs.

At March 31, 1996, approximately $90 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years.

Certain merger and separation costs, including relocation costs associated with clerical employees, will be recorded as operating expenses in 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

3. Accounting change

Effective January 1, 1995, BNRR changed its method of accounting for periodic major locomotive overhauls. Under the new method, costs of owned locomotives relating to components requiring major overhaul are depreciated, on a straight-line basis, to the first major overhaul date. The remaining cost of the owned locomotive is depreciated, on a straight-line basis, over the estimated economic life of the locomotive. The cost of overhauls on owned units are then capitalized when incurred and depreciated, on a straight-line basis, until the next anticipated overhaul. In addition, estimated costs for major overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNRR previously expensed locomotive overhauls when the costs were incurred. The cumulative effect of this change on years prior to 1995 was a reduction in net income of $100 million, net of a $63 million tax benefit.

4. Environmental and other contingencies

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

BNRR is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 170 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNRR paid approximately $6 million during the three months ended March 31, 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNRR has accruals of approximately $115 million for remediation and restoration of all known sites, including $110 million pertaining to mandated sites, of which approximately $45 million relates to the Superfund sites. BNRR anticipates that the majority of the accrued costs at March 31, 1996 will be paid over the next five years. No individual site is considered to be material.

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

BNRR is a party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNRR, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

5. Hedging activities

BNRR has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNRR hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of March 31, 1996, BNRR had entered into forward purchases for approximately 57 million gallons at an average price of approximately 49 cents per gallon and petroleum futures contracts representing approximately 36 million gallons at an average price of approximately 48 cents per gallon. These contracts have expiration dates ranging from April 1996 to October 1996.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's diesel fuel.

The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains from BNRR's fuel hedging transactions were approximately $2 million at March 31, 1996. BNRR monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of Burlington Northern Railroad Company and its majority-owned subsidiaries (collectively BNRR). BNRR is a wholly-owned subsidiary of Burlington Northern Inc. (BNI) which became a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) on September 22, 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

BNRR recorded net income for the first three months of 1996 of $149 million compared with net income of $28 million for the first three months in 1995. Results for the first quarter of 1995 were reduced by a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.

REVENUES

The following table presents BNRR's revenue information by commodity for the three months ended March 31, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                               Revenue
                                                Revenue      Per Thousand
                                Revenues       Ton Miles       Ton Miles
                            -----------------------------------------------
                              1996     1995   1996    1995   1996    1995
                            -----------------------------------------------
                            (In Millions)     (In Millions)

Intermodal                   $  162  $  182   5,603   6,099  $28.91  $29.84
Coal                            433     453  38,486  37,793   11.25   11.99
Agricultural Commodities        275     248  14,364  12,359   19.15   20.07
Chemicals                        83      77   3,386   3,053   24.51   25.22
Forest Products                 102     109   4,630   4,733   22.03   23.03
Consumer and Food Products       69      79   2,482   2,699   27.80   29.27
Metals                           74      71   3,537   3,108   20.92   22.84
Minerals and Ores                57      56   2,448   2,489   23.28   22.50
Automotive                       39      37     412     528   94.66   70.07
                             ------  ------  ------  ------  ------  ------
Total Freight Revenues        1,294   1,312  75,348  72,861   17.17   18.01
Other Revenues                   25      35       -       -       -       -
                             ------  ------  ------  ------  ------  ------
Total Operating Revenues     $1,319  $1,347  75,348  72,861  $17.17  $18.01
                             ======  ======  ======  ======  ======  ======



Total revenues for the first three months of 1996 were $1,319 million compared with revenues of $1,347 million for the first quarter of 1995. The $28 million decrease was primarily due to severe weather conditions and related operating constraints which reduced business in the Pacific Northwest.

Intermodal revenues were $162 million for the 1996 first quarter compared with $182 million for the 1995 first quarter. The decrease of $20 million was due to a reduction in the number of carloadings in the 1996 first quarter due to severe weather conditions.

Coal revenues were $433 million during the first three months of 1996 compared with $453 million during the first three months of 1995. The decrease in Coal revenues was due to severe weather conditions and related operating constraints which reduced Powder River Basin traffic during the 1996 first quarter.

Agricultural Commodities revenue of $275 million for the 1996 first quarter were $27 million greater than revenues of $248 million for the 1995 first quarter. The increase is primarily due to higher average revenue per car reflecting stronger export demand.

Forest Products revenues decreased $7 million for the 1996 first quarter. This decrease was due to lower traffic levels for lumber.

Consumer and Food Products revenues were $69 million for the 1996 first quarter compared with revenues of $79 million for the first quarter of 1995. The decrease was due to lower carloadings, partially offset by an increase in average revenue per car.


EXPENSES

Total operating expenses for the first quarter of 1996 were $1,077 million compared with operating expenses of $1,122 million for the 1995 first quarter. The operating ratio for the 1996 first quarter was 81.6 percent compared to
83.3 percent for the 1995 first quarter.

Compensation and benefit expenses for the 1996 first quarter were $455 million, a $27 million decrease from expenses of $482 million for the 1995 first quarter. The decrease was due to lower salaried employee cost due to reductions in salaried employees, partially offset by increased expenses due to severe weather.

Equipment rents expenses for the first quarter of 1996 of $137 million was $8 million higher than the first quarter of 1995 primarily due to an increase in the number of leased freight cars.

Purchased services expenses for the 1996 first quarter of $99 million were $16 million lower than expenses of $115 million for the first quarter of 1995 primarily attributable to lower intermodal-related expenses.

Fuel expenses for the first quarter of 1996 were $8 million higher than fuel expenses for the 1995 first quarter primarily due to an increase in the average price paid for diesel fuel.

Materials and other expenses of $182 million for the first quarter of 1996 were $17 million lower than the 1995 first quarter due to operating synergies gained through the business combination, partially offset by higher costs associated with severe weather and derailments.


OTHER MATTERS

LABOR

Labor unions represent approximately 90 percent of BNRR's employees under collective bargaining agreements with 13 different labor organizations. BNRR is actively involved in industry-wide labor contract negotiations which began in late 1994. Wages, health and welfare benefits, work rules and other issues are being negotiated for substantially all rail union employees. An agreement with the yardmasters union was reached in December 1994 with respect to wages, work rules and all other matters other than health and welfare benefits; health and welfare issues are being addressed at the national level and will apply to BNRR's approximately 250 yardmasters.

In December 1995, BNRR's multi-employer bargaining representative, the National Carriers' Conference Committee ("NCCC"), reached a tentative agreement with the United Transportation Union ("UTU"), subject to UTU member ratification, resolving wage, benefit and work rule issues through 1999. In April 1996, the UTU members voted to reject the tentative agreement. However, the UTU and the NCCC agreed to accept binding arbitration of the settlement, thus averting any job action or service interruption over the issues being resolved. On May 8, 1996, an arbitration panel imposed the terms of the previously-reached tentative agreement on the NCCC and the UTU.

An agreement similar to the UTU agreement was reached in February 1996 with the Brotherhood of Locomotive Engineers ("BLE"). The results of the BLE membership ratification process should be known in late May 1996. A tentative agreement was reached between the NCCC and the Brotherhood of Railway Signalman ("BRS") in May 1996. The results of the BRS ratification process should be known by the end of June 1996.

On April 5, 1996, the National Mediation Board ("NMB") proffered binding arbitration to the Transportation Communications Union ("TCU"); following the TCU's rejection of the NMB's proffer, the TCU was released from mediation on April 8, 1996 On April 15, 1996, the NMB proffered binding arbitration to the International Brotherhood of Electrical Workers ("IBEW"), the International Association of Machinists and Aerospace Workers ("IAM"), and the Sheet Metal Workers' International Association ("SMW"). All four unions rejected the NMB's proffer and were released from mediation on April 17, 1996.

On April 29, 1996, the NMB proffered binding arbitration to the Brotherhood of Maintenance of Way Employees ("BMWE"). The NCCC has agreed to accept binding arbitration but the BMWE is expected to reject the NMB's proffer. The BMWE and one other union are challenging the railroads' right to negotiate on a multi-employer basis and the issue is currently pending in federal district court in Washington, D.C.

The NMB's releases trigger the procedures under the Railway Labor Act, starting with a 30-day "cooling-off" period. Unless presidential emergency boards are appointed, which the NMB has recommended, the unions and the railroads would be free to engage in "self-help" remedies, such as a strike or lockout after the cooling-off periods expire. The appointment of presidential emergency boards by President Clinton would defer the possibility of an interruption of service for an additional 60 days, after which the parties could engage in self-help absent congressional intervention. The TCU announced that it intended to strike one or more of the nation's major freight railroads on May 9, 1996 following the expiration of its cooling-off period. However, President Clinton appointed Presidential Emergency Board ("PEB") No. 228 on May 8, 1996 to investigate and report on the dispute between the TCU and the NCCC. The PEB's report is due within 30 days. Another 30-day cooling-off period will commence after issuance of the report, after which the parties would be able to exercise their rights to self-help. A cooling-off period for the BMWE would commence if the BMWE rejects arbitration.

The ultimate outcome of negotiations cannot predicted. While there is the possibility of presidential or congressional intervention, or both, the potential exists for one or more work stoppages in the railroad industry in 1996 which may affect BNRR. Existing collective bargaining agreements will remain in effect until new agreements are reached or until the Railway Labor Act's procedures are exhausted.

BNRR is party to service interruption agreements under which it would be required to pay premiums of up to a maximum of approximately $70 million in the event of work stoppages on other railroads related to ongoing national bargaining. BNRR is also entitled to receive payments under certain conditions if a work stoppage occurs on its property.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                          PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in the Burlington Northern Railroad Company ("BNRR") Report on Form 10-K for the fiscal year ended December 31, 1995 of the action filed by Southwestern Electric Power Company ("SWEPCO") against BNRR in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. The matter was argued on April 23, 1996. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of the appeal. SWEPCO may seek rehearing before the Court of Appeals and may further apply for discretionary review of the decision by the Texas Supreme Court.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

None

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





Schaumburg, Illinois
May 15, 1996

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit           Nature of Exhibit


  27              Financial Data Schedule.