Form 10-Q
period 1996-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1996-08-14
CIK 15511

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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

                                                  Shares Outstanding
            Class                               as of July 31, 1996
Common stock, without par value*                    1,000 shares



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


                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                    Three Months Ended  Six Months Ended
                                           June 30,          June 30,
                                        1996     1995     1996     1995


Revenues                            $  1,303  $ 1,284  $ 2,622  $ 2,631

Operating expenses:
  Compensation and benefits              435      444      890      926
  Purchased services                      98      124      197      239
  Depreciation and amortization           97       99      195      198
  Equipment rents                        143      132      280      261
  Fuel                                   110      100      216      198
  Materials and other                    155      151      337      350
                                    --------  -------  -------  --------
    Total operating expenses           1,038    1,050    2,115    2,172
                                    --------  -------  -------  --------

Operating income                         265      234      507      459
Interest expense                          13       21       28       39
Other income, net                          5       13       15       17
                                    --------  -------  -------  --------

Income before income taxes               257      226      494      437
Income tax expense                       100       89      188      172
                                    --------  -------  -------  --------
Income before cumulative effect of
  change in accounting method            157      137      306      265
Cumulative effect of change in
  accounting method, net of tax            -        -        -     (100)
                                    --------  -------  -------  --------
Net income                          $    157  $   137  $   306  $   165
                                    ========  =======  =======  ========




See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                   June 30,   December 31,
                                                     1996        1995
ASSETS

Current assets:


  Cash and cash equivalents                       $     34  $     41
  Accounts receivable, net                             609       567
  Materials and supplies                               136       136
  Current portion of deferred income taxes             174       174
  Other current assets                                  33        25
                                                  --------  --------
    Total current assets                               986       943

Property and equipment, net                          6,338     6,148
Advances to parent                                     226       290
Investments in and advances to affiliates              135       134
Other assets                                           131       137
                                                  --------  --------
    Total assets                                  $  7,816  $  7,652
                                                  ========  ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $  1,395  $  1,398
  Long-term debt and commercial paper due
    within one year                                     97        26
                                                  --------  --------
    Total current liabilities                        1,492     1,424

Long-term debt and commercial paper                    582       880
Deferred income taxes                                1,308     1,226
Casualty and environmental reserves                    390       416
Employee merger and separation costs                   234       257
Other liabilities                                      464       409
                                                  --------  --------
    Total liabilities                                4,470     4,612
                                                  --------  --------

Commitments and contingencies

Stockholder's equity:
  Common stock, without par value, 1,000 shares
    authorized, issued and outstanding               1,191     1,191
  Retained earnings                                  2,155     1,849
                                                  --------  --------
    Total stockholder's equity                       3,346     3,040
                                                  --------  --------
    Total liabilities and stockholder's
      equity                                      $  7,816  $  7,652
                                                  ========  ========



See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                       Six Months Ended
                                                           June 30,
                                                         1996    1995

Operating Activities:


Net income                                              $ 306   $ 165
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method      -     100
      Depreciation and amortization                       195     198
      Deferred income taxes                                82      35
      Other, net                                           (3)    (20)
      Employee, merger and separation costs paid          (54)      -
      Changes in working captial                           18     (49)
                                                        ------  ------
Net cash provided by operating activities                 544     429
                                                        ------  ------

Investing Activities:
  Cash used for capital expenditures                     (387)   (352)
  Investments in and advances to affiliates                64    (142)
  Other, net                                               15      (3)
                                                        ------  ------
Net cash used for investing activities                   (308)   (497)
                                                        ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper            (224)    141
  Payments on long-term debt                              (19)    (19)
  Dividends paid                                            -     (50)
                                                        ------  ------
Net cash provided by (used for) financing activities     (243)     72
                                                        ------  ------

Increase (decrease) in cash and cash equivalents           (7)      4
Cash and cash equivalents:
  Beginning of period                                      41      27
                                                        ------  ------
  End of period                                         $  34   $  31
                                                        ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                25      38

  Income taxes paid, net of refunds                         2     142

  Assets financed through capital lease obligations        13       -




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

As a result of a business combination, Santa Fe Pacific Corporation (SFP) became an indirect wholly-owned subsidiary of BNSF on September 22, 1995. Subsequent to that time, BNSF has begun to consolidate operations of BNI's and SFP's railroad subsidiaries, BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), although to date, the railroad subsidiaries have not merged. The consolidation of operations includes a single management team, as well as the combination of certain information systems and certain operations. The second quarter and six month results presented in these financial statements include the effect of allocations of expenses between BNI and SFP as they are no longer distinguishable by each separate company. Management believes that these allocations are reasonable. Until BNRR and ATSF are merged, the allocation of costs will become more significant as more operations and systems are combined.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNRR's financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month period ended June 30, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

Certain prior year data has been reclassified to conform to the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $322 million are included in the balance sheet at June 30, 1996. During the first six months of 1996, the Company paid $54 million of employee, merger and separation costs.

At June 30, 1996, approximately $88 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years.

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

BNRR is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 185 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNRR paid approximately $11 million during the six months ended June 30, 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNRR has accruals of approximately $115 million for remediation and restoration of all known sites, including $110 million pertaining to mandated sites, of which approximately $40 million relates to the Superfund sites. BNRR anticipates that the majority of the accrued costs at June 30, 1996 will be paid over the next five years. No individual site is considered to be material.

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

5. Hedging activities

BNRR has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities. Additionally, this program includes exchange-traded petroleum futures contracts and various commodity swap transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are being deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNRR hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of June 30, 1996, BNRR had entered into forward purchases for approximately 35 million gallons at an average price of approximately 49 cents per gallon and petroleum futures contracts representing approximately 17 million gallons at an average price of approximately 48 cents per gallon. These contracts have expiration dates ranging from July 1996 to December 1996.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNRR's diesel fuel.

The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted accordingly. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements. Unrealized gains from BNRR's fuel hedging transactions were $1 million at June 30, 1996. BNRR monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

BNRR recorded net income for the first six months of 1996 of $306 million compared with net income of $165 million for the first six months of 1995. Results for the first six months of 1995 were reduced by a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.

REVENUES

The following table presents BNRR's revenue information by commodity for the six months ended June 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                                  Revenue
                                                  Revenue       Per Thousand
                                 Revenues        Ton Miles        Ton Miles
                               1996   1995     1996     1995     1996   1995
                              (In Millions)     (In Millions)


Intermodal                  $  328  $  367    11,235   12,136  $29.19  $30.24
Coal                           879     877    78,518   76,302   11.19   11.49
Agricultural Commodities       489     464    26,440   26,519   18.49   17.50
Chemicals                      192     181     8,080    7,687   23.76   23.55
Forest Products                205     212     9,856    9,942   20.80   21.32
Consumer and Food Products     143     152     5,271    5,697   27.13   26.68
Automotive                      79      77       998    1,141   79.16   67.48
Metals                         149     136     7,344    6,425   20.29   21.17
Minerals and Ores              103     100     4,345    4,434   23.71   22.55
                            ------  ------  --------  -------  ------  ------
Total Freight Revenues       2,567   2,566   152,087  150,283   16.88   17.07
Other Revenues                  55      65         -        -       -       -
                            ------  ------  --------  -------  ------  ------
Total Operating Revenues    $2,622  $2,631   152,087  150,283  $16.88  $17.07
                            ======  ======  ========  =======  ======  ======

Total revenues for the first six months of 1996 were $2,622 million, a decrease of $9 million compared with revenues of $2,631 million for the first six months of 1995.

Intermodal revenues were $328 million for the 1996 first six months compared with $367 million for the 1995 first six months. The decrease of $39 million was principally due to the reduction in the number of carloadings in the 1996 first quarter due to severe weather conditions in the Pacific Northwest.

Agricultural Commodities revenue of $489 million for the 1996 first six months were $25 million greater than revenues of $464 million for the 1995 first six months. The increase is primarily due to higher average revenue per car reflecting stronger export demand.

Chemicals revenues were $192 million for the first six months of 1996 compared with $181 million for the first six months of 1995. The increase is due to continued strong petroleum products demand.

Forest Products revenues decreased $7 million for the 1996 first six months. This decrease was due to lower traffic levels for lumber.

Consumer and Food Products revenues were $143 million for the 1996 first six months compared with revenues of $152 million for the first six months of 1995. The decrease was due to lower carloadings, partially offset by an increase in average revenue per car.

Metals revenues increased $13 million for the 1996 first six months. This increase was due to higher average revenue per car.

EXPENSES

Total operating expenses for the first six months of 1996 were $2,115 million compared with operating expenses of $2,172 million for the 1995 first six months. The operating ratio for the first six months of 1996 was 80.7 percent compared to 82.6 percent for the 1995 period.

Compensation and benefits expenses for the first six months of 1996 were $890 million, a $36 million decrease from expenses of $926 million for the first six months of 1995. The decrease was due to lower costs due to a reduction in the number of salaried employees, partially offset by increased expenses due to severe weather incurred in the 1996 first quarter.

Purchased services expenses for the 1996 first six months of $197 million were $42 million lower than expenses of $239 million for the first six months of 1995 primarily reflecting lower intermodal-related expenses and operating synergies gained through the business combination.

Equipment rents expenses for the first six months of 1996 of $280 million was $19 million higher than the first six months of 1995 primarily due to an increase in the number of leased freight cars.

Fuel expenses for the first six months of 1996 were $18 million higher than fuel expenses for the first six months of 1995 primarily due to an increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $337 million for the first six months of 1996 were $13 million lower than the first six months of 1995 due to operating synergies gained through the business combination, partially offset by higher costs associated with severe weather and derailments in the first quarter.


OTHER MATTERS

LABOR

Labor unions represent approximately 90 percent of BNRR's employees under collective bargaining agreements with 13 different labor organizations. BNRR and other major railroads have been actively involved in industry-wide labor contract negotiations since late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for substantially all BNRR union-represented employees (subject to ratification, in some instances, by union members).

Negotiated agreements covering BNRR's operating crafts reached between the unions and BNRR's multi-employer bargaining representative, the National Carriers' Conference Committee (NCCC), were ratified by the unions' respective memberships in May 1996. A tentative agreement between the NCCC and the Brotherhood of Railway Signalmen (BRS) was reached in May 1996, and the results of the BRS membership ratification process should be known by the end of September 1996. Labor disputes involving five other non-operating craft unions, following their rejection of binding arbitration and subsequent release from mediation by the National Mediation Board, were the subject of Presidential Emergency Boards (PEBs) appointed by President Clinton in May 1996 pursuant to the Railway Labor Act.

On June 23, 1996, the PEBs issued their respective reports to the President and made non-binding recommendations to the railroads represented by the NCCC and the various unions regarding the settlement of their labor disputes. Following negotiations, tentative agreements were reached between the NCCC and the five unions in July 1996. The results of the unions' membership ratification processes should be known by the end of September 1996. The June 23, 1996 release of the PEB reports triggered a 30-day "cooling-off" period under the Railway Labor Act, after which the parties could engage in "self-help" remedies (such as a strike or a lockout) absent congressional intervention. This 30-day cooling-off period expired on July 24, 1996. However, these five unions and the railroads represented by the NCCC have agreed not to engage in self-help remedies at least until the ratification processes have been concluded, and in no event while Congress is not in session.

The outcome of the ratification processes cannot be predicted and the potential still exists for one or more work stoppages in the railroad industry which may affect BNRR if any of the agreements are not ratified by the unions' respective memberships. However, the likelihood of work stoppages has been reduced since the NCCC and the unions have reached tentative agreements. The new collective bargaining agreements, when implemented, will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive wage increases, signing bonuses and lump sum payments which are effective upon ratification. Throughout the negotiation process, the Company has been providing reserves related to potential union agreements; therefore, payments related to the retroactive portion of these agreements are not expected to have a material effect on the Company's results of operations.

UNION PACIFIC/SOUTHERN PACIFIC MERGER

The Surface Transportation Board (STB) approved the proposed common control and merger of rail carriers controlled by Union Pacific Corporation (UP) and Southern Pacific Corporation (SP) in its written decision dated August 12, 1996. As a condition of the merger, the STB imposed provisions of the trackage rights agreement between BNRR, ATSF and UP/SP which grants rights to BNRR and ATSF to more than 3,500 miles of track and will require the purchase from UP and SP of more than 335 miles of track for $150 million which is anticipated to occur in the fourth quarter of 1996. The STB decision allows BNRR and ATSF greater access to Gulf Coast and West Coast markets. BNRR and ATSF are currently evaluating the impact of the UP/SP merger; however, the ultimate effect of the UP/SP merger is presently not known.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                          PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995 and in its Report on Form 10-Q for the quarter ended March 31, 1996 concerning the action filed by Southwestern Electric Power Company (SWEPCO) against BNRR in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. SWEPCO may apply for discretionary review of the decision by the Texas Supreme Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

         The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1996.

         Registrant filed a Current Report on Form 8-K (Date of earliest event reported: June 19, 1996), in which it reported, under Item 4, Changes in Registrant's Certifying Accountant, the termination on June 19, 1996 of Coopers & Lybrand L.L.P. as the Registrant's independent accountants and the appointment on June 20, 1996 of Price Waterhouse LLP as the Registrant's new independent accountants.

         Registrant filed a Current Report on Form 8-K (Date of earliest event reported July 22, 1996), in which it reported, under Item 5, Other Events, which it included as an exhibit a statement regarding computation of ratio of earnings to fixed charges for the year ended December 31, 1995 and for the three months ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BURLINGTON NORTHERN RAILROAD COMPANY
                           (Registrant)




                           By:  /s/ T. N. Hund
                                T. N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
August 14, 1996

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit           Nature of Exhibit

  12              Statement regarding Computation of Ratio of Earnings to
                  Fixed Charges.

  27              Financial Data Schedule.