Form 10-Q
period 1996-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 1996-11-14
CIK 15511

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from                       to
                      Commission file number     1-6324


                     BURLINGTON NORTHERN RAILROAD COMPANY
            (Exact name of registrant as specified in its charter)


             Delaware                                 41-6034000
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


2650 Lou Menk Drive
Fort Worth, Texas                                       76131
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

                                                  Shares Outstanding
            Class                               as of October 31, 1996
Common stock, without par value*                    1,000 shares



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



                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                    Three Months Ended   Nine Months Ended
                                        September 30,     September 30,
                                        1996    1995       1996    1995


Revenues                              $ 1,301  $ 1,389  $ 3,926  $ 4,027

Operating expenses:
  Compensation and benefits               419      439    1,309    1,365
  Purchased services                       87      122      292      374
  Depreciation and amortization           103      101      298      299
  Equipment rents                         135      130      415      391
  Fuel                                    108      103      324      301
  Materials and other                     148      162      480      494
  Merger, severance and asset charge        -       72        -       84
                                      -------  -------  -------  --------
    Total operating expenses            1,000    1,129    3,118    3,308
                                      -------  -------  -------  --------

Operating income                          301      260      808      719
Interest expense                           14       23       42       62
Other income, net                          12        4       27       21
                                      -------  -------  -------  --------

Income before income taxes                299      241      793      678
Income tax expense                        116       95      304      267
                                      -------  -------  -------  --------
Income before cumulative effect of
  change in accounting method             183      146      489      411
Cumulative effect of change in
  accounting method, net of tax             -        -        -     (100)
                                      -------  -------  ------   --------
Net income                            $   183  $   146  $   489  $   311
                                      =======  =======  =======  ========


See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                             September 30,   December 31,
                                                      1996      1995

ASSETS
Current assets:

  Cash and cash equivalents                       $    100  $     41
  Accounts receivable, net                             646       567
  Materials and supplies                               129       136
  Current portion of deferred income taxes             174       174
  Other current assets                                  29        25
                                                  --------  --------
    Total current assets                             1,078       943

Property and equipment, net                          6,690     6,148
Advances to parent                                     263       290
Investments in and advances to affiliates              136       134
Other assets                                           115       137
                                                  --------  --------
    Total assets                                  $  8,282  $  7,652
                                                  ========  ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities  $  1,471  $  1,398
  Long-term debt and commercial paper due
    within one year                                     99        26
                                                  --------  --------
    Total current liabilities                        1,570     1,424

Long-term debt and commercial paper                    692       880
Deferred income taxes                                1,419     1,226
Casualty and environmental reserves                    371       416
Employee merger and separation costs                   224       257
Other liabilities                                      477       409
                                                  --------  --------
    Total liabilities                                4,753     4,612
                                                  --------  --------

Commitments and contingencies

Stockholder's equity:
  Common stock, without par value, 1,000 shares
    authorized, issued and outstanding               1,191     1,191
  Retained earnings                                  2,338     1,849
                                                  --------  --------
    Total stockholder's equity                       3,529     3,040
                                                  --------  --------
    Total liabilities and stockholder's
      equity                                      $  8,282  $  7,652
                                                  ========  ========


See accompanying notes to consolidated financial statements.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995


Operating Activities:

  Net income                                            $ 489   $    311
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting method      -        100
      Depreciation and amortization                       298        299
      Deferred income taxes                               193         34
      Merger, severance and asset charge                    -         84
      Employee, merger and separation costs paid          (87)         -
      Other, net                                           (5)       (73)
      Changes in working capital                           98         51
                                                        ------  ---------
Net cash provided by operating activities                 986        806
                                                        ------  ---------

Investing Activities:
  Cash used for capital expenditures                     (815)      (531)
  Investments in and advances to affiliates                27       (715)
  Other, net                                              (24)       (10)
                                                        ------  ---------
Net cash used for investing activities                   (812)    (1,256)
                                                        ------  ---------

Financing Activities:
  Net increase (decrease) in commercial paper            (224)       524
  Proceeds from issuance of long-term debt                105          -
  Payments on long-term debt                              (21)       (22)
  Dividends paid                                            -        (50)
  Other, net                                               25          -
                                                        ------  ---------
Net cash provided by (used for) financing activities     (115)       452
                                                        ------  ---------

Increase (decrease) in cash and cash equivalents           59          2
Cash and cash equivalents:
  Beginning of period                                      41         27
                                                        ------  ---------
  End of period                                         $ 100   $     29
                                                        ======  =========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized             $  31   $     50
  Income taxes paid, net of refunds                         2        230
  Assets financed through capital lease obligations        13          4



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

As a result of a business combination, Santa Fe Pacific Corporation (SFP) became an indirect wholly-owned subsidiary of BNSF on September 22, 1995. Subsequent to that time, as permitted by the Interstate Commerce Commission decision authorizing the business combination, BNSF has begun to consolidate operations of BNI's and SFP's railroad subsidiaries, BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), although to date, the railroad subsidiaries have not merged. It is management's current plan to merge BNRR and ATSF in the near future. The consolidation of operations includes a single management team, as well as the combination of certain information systems and certain operations. The third quarter and nine month results presented in these financial statements include the effect of allocations of expenses between BNI and SFP as they are no longer distinguishable by each separate company. Management believes that these allocations are reasonable.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNRR's financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month period ended September 30, 1996 and 1995 have been included.

Certain prior year and prior period data has been reclassified to conform to the current period presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $295 million are included in the consolidated balance sheet at September 30, 1996. During the first nine months of 1996, the Company paid $87 million of employee, merger and separation costs.

At September 30, 1996, approximately $71 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years.

Certain merger and separation costs, primarily including relocation costs associated with clerical employees, have been recorded as operating expenses in 1996 and will continue to be recorded as operating expenses during the remainder of 1996 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

Results for the first nine months of 1995 include $84 million of merger-related expenses principally related to employee separations and relocations.

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

BNRR is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 185 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up of the alleged environmental contamination. BNRR paid approximately $22 million during the first nine months of 1996 relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNRR has accruals of approximately $110 million for remediation and restoration of all known sites, including $105 million pertaining to mandated sites, of which approximately $40 million relates to the Superfund sites. BNRR anticipates that the majority of the accrued costs at September 30, 1996, will be paid over the next five years. No individual site is considered to be material.

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

BNRR expects it will become subject to future requirements regulating air emissions from diesel locomotives that may increase its operating costs. Proposed regulations applicable to new locomotive engines are expected to be issued by the U.S. Environmental Protection Agency by January 31, 1997, with final regulations to be promulgated by December 17, 1997. It is anticipated that these regulations will be effective for locomotive engines installed after 1999. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time, it is unknown whether California will adopt locomotive emission standards that may differ from federal standards.

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

As of October 31, 1996, BNRR had entered into forward purchases for approximately 11 million gallons at an average price of approximately 49 cents per gallon. These contracts have expiration dates of November and December 1996.

The above price does not include taxes, fuel handling costs and certain transportation costs.

The current and future fuel delivery prices are monitored continuously and hedge positions are adjusted from time to time. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrealized gains from BNRR's fuel hedging transactions were insignificant at September 30, 1996. BNRR monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

BNRR recorded net income for the first nine months of 1996 of $489 million compared with net income of $311 million for the first nine months of 1995. Results for the first nine months of 1995 reflect a $84 million pre-tax merger, severance and asset charge and a $100 million after-tax charge for the cumulative effect of a change in accounting for locomotive overhauls.


REVENUES

The following table presents BNRR's revenue information by commodity for the nine months ended September 30, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                                  Revenue
                                                  Revenue       Per Thousand
                                Revenues         Ton Miles        Ton Miles
                             1996     1995     1996     1995    1996    1995
                             (In Millions)    (In Millions)

Intermodal                  $  493  $  551    16,878   18,151  $29.21  $30.36
Coal                         1,346   1,323   120,809  115,644   11.14   11.44
Agricultural Commodities       674     750    34,513   41,500   19.53   18.07
Chemicals                      287     269    11,794   11,201   24.33   24.02
Forest Products                314     321    14,910   14,823   21.06   21.66
Consumer and Food Products     216     231     7,892    8,436   27.24   27.38
Automotive                     112     112     1,440    1,593   78.47   70.31
Metals                         229     206    10,954    9,772   20.91   21.08
Minerals and Ores              170     166     6,811    6,879   24.96   24.13
                            ------  ------  --------  -------  ------  ------
Total Freight Revenues       3,841   3,929   226,001  227,999   17.00   17.23
Other Revenues                  85      98         -        -       -       -
                            ------  ------  --------  -------  ------  ------
Total Operating Revenues    $3,926  $4,027   226,001  227,999  $17.00  $17.23
                            ======  ======  ========  =======  ======  ======


Total revenues for the first nine months of 1996 were $3,926 million, a decrease of $101 million compared with revenues of $4,027 million for the first nine months of 1995.

Intermodal revenues were $493 million for the 1996 first nine months compared with $551 million for the 1995 first nine months. The decrease of $58 million was principally due to the reduction in the number of carloadings in the 1996 first quarter due to severe weather conditions in the Pacific Northwest.

Agricultural Commodities revenue of $674 million for the 1996 first nine months were $76 million lower than revenues of $750 million for the 1995 first nine months. The decrease is primarily due to a significant decline in corn and wheat exports in the third quarter, compared to record corn and wheat traffic for export market a year ago.

Chemicals revenues were $287 million for the first nine months of 1996 compared with $269 million for the first nine months of 1995. The increase is due to continued strong petroleum products demand.

Consumer and Food Products revenues were $216 million for the 1996 first nine months compared with revenues of $231 million for the first nine months of 1995. The decrease was principally due to lower carloadings.

Metals revenues increased $23 million for the 1996 first nine months. This increase was due to higher volumes in 1996 compared to 1995.

EXPENSES

Total operating expenses for the first nine months of 1996 were $3,118 million compared with operating expenses of $3,308 million for the 1995 first nine months. Operating expenses for the nine months ended September 30, 1995 include a $84 million merger, severance and asset charge. The operating ratio was 79.4 percent for the first nine months of 1996 compared to an operating ratio of 80.1 percent for the 1995 first nine months excluding the merger, severance and asset charge.

Compensation and benefits expenses for the first nine months of 1996 were $1,309 million, a $56 million decrease from expenses of $1,365 million for the first nine months of 1995. The decrease was due to lower costs due to a reduction in the number of salaried employees, partially offset by increased union employee expenses.

Purchased services expenses for the 1996 first nine months of $292 million were $82 million lower than expenses of $374 million for the first nine months of 1995 primarily reflecting lower intermodal-related expenses and operating synergies gained through the business combination.

Equipment rents expenses for the first nine months of 1996 of $415 million was $24 million higher than the $391 million for the first nine months of 1995 primarily due to an increase in lease expense on freight cars.

Fuel expenses for the first nine months of 1996 were $23 million higher than fuel expenses for the first nine months of 1995 primarily due to an increase in the average price paid per gallon of diesel fuel, partially offset by a decrease in volume.


OTHER MATTERS

LABOR

Labor unions represent approximately 90 percent of BNRR employees under collective bargaining agreements with 13 different labor organizations. BNRR and other major railroads have been actively involved in industry-wide labor contract negotiations since late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for substantially all BNRR rail union-represented employees. BNRR remains in negotiations with employees represented by the American Train Dispatchers Department (ATDD) of the Brotherhood of Locomotive Engineers. The ATDD represents approximately 425 employees of BNRR.

The new collective bargaining agreements will remain in effect through at least December 31, 1999, and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive wage increases, signing bonuses and lump sum payments. Throughout the negotiation process, BNRR has been providing reserves related to potential union agreements; therefore, payments related to the retroactive portion of these agreements did not have a material effect on BNRR's 1996 results of operations.


UNION PACIFIC/SOUTHERN PACIFIC MERGER

The Surface Transportation Board (STB) approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996. The transaction was consummated on September 12, 1996. As a condition of the merger, the STB imposed the provisions of the rights agreement among BNRR, ATSF and UP/SP which grants rights to BNRR and ATSF to more than 3,500 miles of track and will require the purchase by BNRR or ATSF from UP and SP of more than 335 miles of track for $150 million. BNRR acquired 28 miles of track in September 1996 for $20 million; the remaining $130 million of track is anticipated to be purchased in the fourth quarter of 1996. The STB decision provides BNRR and ATSF with greater access to Gulf Coast and West Coast markets. BNRR is currently evaluating the STB decision and the impact of the UP/SP merger; presently, the ultimate effect of the UP/SP merger is not known.

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                          PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995, and in its Reports on Form 10-Q for the quarters ended March 31 and June 30, 1996, concerning the action filed by Southwestern Electric Power Company ("SWEPCO") against Burlington Northern Railroad Company ("BNRR") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). BNRR had appealed the trial court's judgment (which approximated $74 million and contained other relief) to the Court of Appeals for the Sixth District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV), and SWEPCO had filed a notice of cross appeal. By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNRR. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. On October 14, 1996, SWEPCO applied for discretionary review of the decision by the Texas Supreme Court.

CHERRYVILLE, MISSOURI INVESTIGATION

BNRR has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNRR has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNRR. BNRR and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNRR modified the plans and is expediting a response and implementing remediation with DNR approval. Based upon information currently available, BNRR does not believe that this matter will have a material adverse effect on its financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1996:

Registrant filed a current report on Form 8-K (Date of earliest event reported: July 22, 1996), in which it reported under Item 5. Other Events, the BNRR Ratio of Earnings to Fixed Charges for the Year Ended December 31, 1995 and the Three Months Ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BURLINGTON NORTHERN RAILROAD COMPANY
                           (Registrant)




                           By:  /s/ T. N. Hund
                                T. N. Hund
                                Vice President and Controller
                                (On behalf of the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
November 14, 1996

            BURLINGTON NORTHERN RAILROAD COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit           Nature of Exhibit

  12              Statement regarding Computation of Ratio of Earnings to
                  Fixed Charges.

  27              Financial Data Schedule.