Form 10-K
period 1996-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1997-03-31
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____ to _____     Commission file number 1-6324
                                                                         ------

              THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                       41-6034000
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       2650 Lou Menk Drive
        Fort Worth, Texas                                76131-2830

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

                              Title of each class
                              -------------------

Burlington Northern Inc.               Northern Pacific Railway Company
  (Now The Burlington Northern and       General Lien Railway and Land Grant 3%
    Santa Fe Railway Company)            Bonds, due 2047
  Consolidated Mortgage Bonds          Great Northern Railway Company
  9.25%, Series H, due 2006              General Mortgage Bonds
  6.55%, Series K, due 2020                3 1/8%, Series O, due 2000
  3.80%, Series L, due 2020                2 5/8%, Series Q, due 2010
  3.20%, Series M, due 2045
  8.15%, Series N, due 2020
  6.55%, Series O, due 2020
  8.15%, Series P, due 2020            St. Louis-San Francisco Railway Company
                                         Income Debentures, 5%, Series A,
                                         due 2006


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

          Class                                              Outstanding
          -----                                              -----------

Common Stock, par value $1.00
  as of February 28, 1997*                                   1,000 shares

*The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Santa Fe Pacific Corporation (SFP) which is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation; as a result there is no market data with respect to registrant's shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION J.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

Items 1 and 2. Business and Properties                                       1

Item 3. Legal Proceedings                                                    9

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                                 13

Item 7. Management's Narrative Analysis of Results of Operations            13

Item 8. Financial Statements and Supplementary Data                         16

Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                            16

PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                          16


SIGNATURES                                                                  17

REPORTS OF INDEPENDENT ACCOUNTANTS AND CONSOLIDATED FINANCIAL
STATEMENTS AND SCHEDULE                                                    F-1

EXHIBIT INDEX                                                              E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

     The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"), formerly known as Burlington Northern Railroad Company ("BNRR"), was incorporated in the State of Delaware on January 13, 1961. BNSF Railway is a subsidiary of Santa Fe Pacific Corporation ("SFP") which in turn is a subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). On September 22, 1995, Burlington Northern Inc. ("BNI") and SFP became subsidiaries of BNSF pursuant to a business combination of the two companies.

     On October 13, 1994, BNI and its subsidiary BNRR, and SFP and its subsidiary The Atchison, Topeka and Santa Fe Railway Company ("ATSF"), filed a railroad merger and control application with the Interstate Commerce Commission ("ICC"). On August 23, 1995, the ICC issued its written decision approving and authorizing BNI's acquisition of control of SFP and the business combination by which BNI and SFP became subsidiaries of BNSF, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. Pursuant to the ICC's permissive authority, the business combination was effected on September 22, 1995.

     On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company.

     BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 1996, BNSF Railway had approximately 43,000 employees.


TRACK CONFIGURATION

     BNSF Railway operates over a railroad system of approximately 35,000 route miles of track (excluding, among other things, second main track) at December 31, 1996, approximately 27,000 miles of which are owned route miles, including easements, through 29 states and two Canadian provinces. Approximately 7,900 route miles of BNSF Railway's system consist of trackage rights which permit BNSF Railway to operate its trains with its crews over another railroad's tracks.

     As of December 31, 1996, the total BNSF Railway system including first, second, third and fourth main tracks, yard tracks, and sidings consisted of approximately 52,500 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,700 miles operated under trackage rights agreements with other parties. At December 31, 1996, approximately 28,100 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,200 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

     BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock (represents combined BNRR and ATSF amounts):

                                               At December 31,
                                      ------------------------------
                                       1996        1995         1994
                                      ------      ------       ------
Diesel Locomotives                     4,434       4,277        4,157
                                      ======      ======       ======
Freight Cars:
Box-general purpose                    1,082       1,204        1,529
Box-specially equipped                10,719      10,985       10,971
Open Hopper                           10,430      10,497       11,630
Covered Hopper                        44,112      44,840       43,223
Gondola                               11,714      11,467       10,665
Refrigerator                           6,817       7,216        6,489
Autorack                               3,597       3,600        3,567
Flat                                   5,508       5,774        5,517
Tank                                     493         505          552
Caboose                                  451         485          542
Other                                    732         734          747
                                      ------      ------       ------
Total Freight Cars                    95,655      97,307       95,432
                                      ======      ======       ======
Domestic Containers                   15,595      16,230       16,793
Trailers                                 821         834          633
Domestic Chassis                       5,273       5,274        7,365
Company Service Cars                   6,140       6,084        6,218
Commuter Passenger Cars                  141         141          141


     In addition to the containers, trailers, and chassis shown above, BNSF Railway had under short-term leases 6,615 containers, 2,766 trailers, and 16,758 chassis, at December 31, 1996. In addition to the owned and leased locomotives identified above, BNSF Railway operated 196 freight locomotives under power-purchase agreements as of December 31, 1996. The average ages from date of manufacture or remanufacture of the locomotive and freight car fleets at December 31, 1996, were 12.24 years for locomotives, and 18.83 years for freight cars. These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

     BNSF Railway capital expenditures for the periods indicated were as follows (represents combined BNRR and ATSF amounts for all periods):

                                                 Year Ended December 31,
                                               ----------------------------
                                                      (In Millions)
                                                1996       1995       1994
                                               ------     ------     ------
Ties                                           $  225     $  161     $  136
Rail/Other Track Material                         406        288        277
Ballast                                           184        138        131
Facilities and Other Roadway                      660        387        391
Locomotives                                       438        111         93
Freight Cars                                       55         25         42
Other                                             279        105         90
                                               ------     ------     ------
Cash Capital Expenditures                      $2,247     $1,215     $1,160
                                               ======     ======     ======

     The above expenditures do not include non-cash expenditures of $48 million, $140 million, and $178 million in 1996, 1995, and 1994, respectively, primarily relating to directly financed equipment acquisitions, nor do they include equipment financed through operating leases (principally, locomotives and rolling stock). BNSF Railway expects 1997 capital expenditures to approximate $1.85 billion. Approximately $1.1 billion of these expenditures will be for maintaining productive capacity of the existing route structures. The remainder will be spent on acquisition of new equipment, including at least 180 locomotives, and capacity expansion projects throughout the system including the Powder River Basin and the Pacific Northwest.

     General Electric Company ("GE") and the Electro-Motive Division of General Motors Corporation ("EMD") perform locomotive maintenance for BNSF Railway under various maintenance agreements that covered approximately 1,530 locomotives as of December 31, 1996. Additionally, BNSF Railway has a similar agreement with Boise Locomotive Corporation ("Boise") that provides for the overhaul of 277 locomotives and the maintenance for each of the locomotives for a period of eight years following its overhaul. The agreements with GE, EMD, and Boise require the work to be done at BNSF Railway's facilities with BNSF Railway employees.

     The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and resurfacing. The extent of the BNSF Railway track maintenance program (representing combined BNRR and ATSF amounts for all periods) is depicted in the following chart:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   1996       1995       1994
                                                  ------     ------     ------
Track miles of rail laid (1)                       1,139        945      1,010
Cross ties inserted (in thousands) (1)             3,768      2,974      2,879
Track resurfaced miles                            12,033     11,088     11,055


--------------------
(1)  Includes both maintenance of existing route system and expansion projects.

     BNSF Railway anticipates that the 1997 track maintenance of way program, together with expansion projects, will result in the installation of approximately 1,000 track miles of rail, the replacement of about 3.5 million ties, and the resurfacing of approximately 12,000 miles of track.


PROPERTY AND FACILITIES

     BNSF Railway operates facilities and equipment for maintenance of track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform continuous locomotive servicing and maintenance, centralized network operations centers for train dispatching and network operations monitoring and management in Fort Worth, Texas, and Schaumburg, Illinois, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These include 39 major intermodal hubs located across the system and nine intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of volume are Hobart Yard (Los Angeles), Corwith Yard (Chicago), Willow Springs (Illinois), Chicago Hub Center (Cicero, Illinois), Alliance (Texas), Seattle International Gateway (SIG), and Tacoma, with approximately 707,500, 535,900, 440,000, 436,000, 292,900, 220,500, and 192,300 lifts, respectively, in 1996.
BNSF Railway also owns 28 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities. Argentine Yard in Kansas City, Kansas, Barstow Yard in Barstow, California, Northtown Yard in Minneapolis, Minnesota and Murray Yard in Kansas City, Missouri are the largest freight car classification yards.

     In December 1996, BNSF acquired Washington Central Railroad Company, Inc. for shares of BNSF common stock, and BNSF Railway now operates over Washington Central's route between Kennewick, Washington, an interchange point on BNSF Railway, and Cle Elum, Washington. This acquisition, and BNSF Railway's rehabilitation of the 229-mile Stampede Pass line between Pasco and Auburn, Washington, provides BNSF Railway with a third route linking Central Washington with the Pacific Coast. During 1996, BNSF Railway also disposed of approximately 2,000 route miles of secondary lines.

     A substantial portion of all railroad property, real or personal, owned by BNSF Railway is subject to liens, as of December 31, 1996, approximately $544 million of securing mortgage bonds. On January 1, 1997, approximately $77 million of this mortgage debt matured and was paid. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations, as referred to in Note 10 to the consolidated financial statements.


EMPLOYEES AND LABOR RELATIONS

Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile has declined, as shown in the table below (represents combined BNRR and ATSF operating statistics for all periods):

                                                    Year Ended December 31,
                                                    -----------------------
                                                    1996     1995     1994
                                                    -----    -----    -----
Thousand revenue ton-miles/average number of
  employees                                         9,398    8,715    7,887
Compensation and benefits expense/thousand
  revenue ton-miles                                 $6.23    $6.78    $7.27


     Labor unions represent approximately 88 percent of BNSF Railway employees under collective bargaining agreements with 13 different labor organizations. BNRR, ATSF and other major railroads were actively involved in industry-wide labor contract negotiations beginning in late 1994. Through this process, wages, health and welfare benefits, work rules and other issues have now been negotiated for all BNSF Railway union-represented employees. On February 26, 1997, BNSF Railway reached an agreement with the approximately 425 employees represented by the American Train Dispatchers Department of the Brotherhood of Locomotive Engineers, to bring the 1995 round of labor contract negotiations to a close.

     The new collective bargaining agreements will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted. The new collective bargaining agreements include provisions for retroactive and prospective wage increases, signing bonuses and lump-sum payments. Throughout the negotiation process, BNSF accrued for anticipated retroactive elements of the contract settlements, and these agreements therefore did not have a material effect on BNSF's 1996 results of operations.

     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

     Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state administered no-fault plans with standard compensation schedules. BNSF Railway believes it has adequate reserves for its FELA claims. However, the future costs of FELA claims are uncertain and such costs could be significantly higher in the future.

BUSINESS MIX

     In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions of the country, BNSF Railway transports a range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

     Major markets served directly by BNSF Railway include Albuquerque, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth, Houston, Kansas City, Lincoln, Little Rock, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Pensacola, Phoenix, Portland, Reno, Salt Lake City, San Antonio, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through 24 Intermodal Market Extension ("IMX") terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma and Vancouver (British Columbia).

     As a result of agreements and conditions stemming from the merger of the Union Pacific and Southern Pacific railroads, BNSF Railway gained new access to the growing Mexican market. Previously, BNSF reached the United States/Mexico crossings of Eagle Pass and El Paso, Texas and San Diego, California. As a result of the UP/SP merger, BNSF Railway now also reaches Brownsville, Texas and, through connection with the Texas Mexican Railway Company, the major border crossing point at Laredo, Texas.

     In 1996, approximately one quarter of revenues were derived from Intermodal traffic and another quarter were derived from the transportation of Coal. About 14 percent of 1996 revenues reflected the transportation of Agricultural Commodities. The transportation of commodities in the areas serviced by Chemicals, Forest Products, Consumer and Food Products, Metals, Automotive, and Minerals and Ores, accounted for the rest of 1996 revenues.

     Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads jointly market intermodal service. The first such joint intermodal arrangement was Quantum, through which BNSF Railway and J.B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate.

     In 1994, major national Less-Than-Truckload ("LTL") carriers and the Teamsters union signed a new National Master Freight Agreement that allows the LTL carriers to shift up to 28 percent of their total line-haul miles to intermodal service. BNSF Railway is a major beneficiary of this service-sensitive traffic, and it provides transportation services to major LTL carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

     Intermodal 1996 results include revenue from four types of business:

     Direct Marketing. Direct marketing efforts resulted in approximately 33 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL carriers.

     Truckload. Truckload traffic represented approximately 14 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

     Intermodal Marketing Companies. Approximately 25 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

     International. International business consists primarily of traffic from steamship companies and accounted for approximately 28 percent of intermodal revenues.

     Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States. Over 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1996. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States with smaller quantities exported.

     BNSF Railway also handles increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Because the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units, opportunities for increased shipments of this low-sulfur coal still exist.

     Other coal shipments originate principally in Wyoming, Colorado, and New Mexico on the lines of the former ATSF and other rail carriers. These shipments are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

     Agricultural Commodities. Agricultural Commodities include barley, corn, wheat, soybeans, oils, feeds, flour and mill products, specialty grains, malts, and milo. The BNSF Railway system is strategically located to serve the Midwest and Great Plains grain-producing regions where BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Additionally, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes and Texas Gulf regions.

     Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks for other chemical and plastic products. Access to significant additional chemicals producers along the Louisiana and Texas Gulf Coasts was gained as a result of the agreement and conditions resulting from the merger of the Union Pacific and Southern Pacific railroads. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

     Forest Products. The primary commodities in Forest Products are lumber, plywood, oriented strand board, paper products, pulpmill feedstock, and wood pulp. Based on carloadings and tonnage hauled, BNSF Railway is the largest rail transporter of forest products in the United States. Commodity origins are primarily from the Pacific Northwest, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper, and industrial packaging.

     Consumer and Food Products. Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer products handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Shipments of waste, ranging from municipal waste to contaminated soil, move to landfills and reclamation centers across the country. Distribution services, including transloading and warehousing services are also offered. A truck-competitive transportation product in tank containers for customers shipping specialty chemicals, other liquids and dry material is also offered.

     Metals. The Metals business includes virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that feed rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

     Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest.

     Minerals and Ores. Commodities in this group include clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Both the oil and the construction industries are serviced. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, such as highway projects. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundary and oil drilling applications.

     Freight Statistics. The following tables set forth certain freight
statistics relating to rail operations for the periods indicated.   Amounts
shown represent combined BNRR and ATSF results for all periods; certain amounts have been reclassified to reflect changes in the business groups and to conform to current year presentation.

                                                       Year Ended December 31,
                                                   -----------------------------
                                                    1996       1995       1994
                                                   -------    -------    -------
Revenue ton-miles (millions)                       411,059    397,902    360,605
Freight revenue per thousand revenue ton-miles      $19.82     $20.11     $20.84
Average haul per ton (miles)                           875        864        821



REVENUES (IN MILLIONS)
                                        Year Ended December 31,
                                     ----------------------------
                                      1996       1995       1994
                                     ------     ------     ------
Intermodal                           $2,088     $2,000     $1,956
Coal                                  1,973      1,962      1,907
Agricultural Commodities              1,170      1,290        955
Chemicals                               765        712        701
Forest Products                         555        557        569
Consumer and Food Products              469        486        481
Metals                                  413        397        356
Automotive                              397        398        380
Minerals and Ores                       319        313        302
                                     ------     ------     ------
Total Freight Revenue                 8,149      8,115      7,607
Other Revenue                            38         35         50
                                     ------     ------     ------
Total Revenues                       $8,187     $8,150     $7,657
                                     ======     ======     ======


CARS/UNITS (IN THOUSANDS)
                                        Year Ended December 31,
                                     ----------------------------
                                      1996       1995       1994
                                     ------     ------     ------
Intermodal                            2,571      2,527      2,465
Coal                                  1,854      1,878      1,847
Agricultural Commodities                585        664        578
Chemicals                               449        435        431
Forest Products                         334        347        357
Consumer and Food Products              309        332        337
Metals                                  391        399        370
Automotive                              250        264        238
Minerals and Ores                       249        257        246
                                     ------     ------     ------
Total Cars/Units                      6,992      7,103      6,869
                                     ======     ======     ======


AVERAGE REVENUE PER CAR/UNIT
                                        Year Ended December 31,
                                     ----------------------------
                                      1996       1995       1994
                                     ------     ------     ------
Intermodal                           $  812     $  791     $  794
Coal                                  1,064      1,045      1,032
Agricultural Commodities              2,000      1,943      1,652
Chemicals                             1,704      1,637      1,626
Forest Products                       1,662      1,605      1,594
Consumer and Food Products            1,518      1,464      1,427
Metals                                1,056        995        962
Automotive                            1,588      1,508      1,597
Minerals and Ores                     1,281      1,218      1,228
                                     ------     ------     ------
Average Revenue Per Car/Unit         $1,165     $1,142     $1,107
                                     ======     ======     ======

GOVERNMENT REGULATION AND LEGISLATION

     Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The Surface Transportation Board, which is the successor to the ICC, has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

     BNSF Railway's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations which frequently involve transporting chemicals and other hazardous materials.

     The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that may increase operating and capital costs. The United States Environmental Protection Agency ("EPA") issued in early 1997 proposed regulations nationally applicable to new locomotive engines and certain engines remanufactured after 1999. Final regulations are to be promulgated by the end of the year. It is anticipated that these regulations will be effective for locomotive engines installed after 1999 and through 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time it is unknown whether California will adopt any locomotive emission standards.

     Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 13 to the consolidated financial statements.

COMPETITION

     The business environment in which BNSF Railway operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges exert pressure on various price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

     As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company ("UP"), which now includes the former Southern Pacific Transportation Company ("SP") and Chicago & North Western Transportation Company ("C&NW"). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, has experienced significant pressure on rates due to competition from the joint effort of C&NW/UP and from BNSF Railway's effort to penetrate new markets.

     The Surface Transportation Board approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996, and the transaction was consummated on September 11, 1996. As a condition of the merger, the STB imposed the provisions of the rights agreement between BNSF Railway and UP/SP which grants rights to BNSF Railway to more than 4,000 miles of track and requires the purchase by BNSF Railway from UP/SP of more than 335 miles of track for $150 million. Approval of the UP/SP transaction created an enhanced competitor to BNSF Railway. The Board's decision also provides BNSF Railway with greater access to Gulf Coast and West Coast markets and improves its route structure. BNSF Railway has commenced operations and is handling rail traffic utilizing the rights obtained from UP/SP.

     BNSF Railway is monitoring proposals involving the possible merger with or other disposition of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation and will evaluate any definitive agreement and related filings with the Surface Transportation Board to determine the impact, if any, on BNSF Railway. Conrail, CSX and Norfolk Southern operate the three largest rail systems in the eastern United States.

     BNSF Railway is also studying the ongoing privatization of the Mexican rail network. The northeastern Mexico rail concession has been awarded to a group including Kansas City Southern Railway; the northwestern Mexico rail concession is now going through the bid process, with a successful bidder to be announced by mid-1997.

ITEM 3. LEGAL PROCEEDINGS

     Set forth below is a description of certain legal proceedings involving BNSF Railway.


WHEAT AND BARLEY TRANSPORTATION RATES

     In September 1980, a class action lawsuit was filed against BNSF Railway in United States District Court for the District of Montana ("Montana District Court") challenging the reasonableness of BNSF Railway export wheat and barley rates. The class consists of Montana grain producers and elevators. The plaintiffs sought a finding that BNSF Railway single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981, the Montana District Court referred the rate reasonableness issue to the ICC. Subsequently, the state of Montana filed a complaint at the ICC challenging BNSF Railway's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

     The ICC issued a series of decisions in this case from 1988 to 1991. Under these decisions, the ICC applied a revenue to variable cost test to the rates and determined that BNSF Railway owed $9,685,918 in reparations plus interest. In its last decision, dated November 26, 1991, the ICC found BNSF Railway's total reparations exposure to be $16,559,012 through July 1, 1991. The ICC also found that BNSF Railway's current rates were below a reasonable maximum and vacated its earlier rate prescription order.

     BNSF Railway appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") those portions of the ICC's decisions concerning the post-October 1, 1980 rate levels. BNSF Railway's primary contention on appeal was that the ICC erred in using the revenue to variable cost rate standard to judge the rates instead of Constrained Market Pricing/Stand Alone Cost principles. The limited portions of decisions that cover pre-October 1, 1980 rates were appealed to the Montana District Court.

     On March 24, 1992, the Montana District Court dismissed plaintiffs' case as to all aspects other than those relating to pre-October 1, 1980 rates. On February 9, 1993, the D.C. Circuit served its decision regarding the appeal of the several ICC decisions in this case. The court held that the ICC did not adequately justify its use of the revenue to variable cost standard as BNSF Railway had argued and remanded the case to the ICC for further administrative proceedings.

     On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand-Alone Cost principles in assessing the reasonableness of BNSF Railway wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNSF Railway exceeded the stand alone costs of transporting that traffic and that BNSF Railway rates were unreasonably high. BNSF Railway filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNSF Railway on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995, and the proceeding awaits decision by the Surface Transportation Board, successor to the ICC.


COAL TRANSPORTATION CONTRACT LITIGATION

     On April 26, 1991, an action was filed against BNSF Railway in the 102nd Judicial District Court for Bowie County, Texas, seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas, and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by BNSF Railway constituted unusual economic conditions giving rise to a "gross inequity" because BNSF Railway's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff amended its complaint to further allege that BNSF Railway had been unjustly enriched by retaining differences between the rates actually charged and those that SWEPCO alleged should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

     BNSF Railway's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that BNSF Railway would retain most of its productivity gains. BNSF Railway further contended that there was no agreement that transportation rates paid by SWEPCO would be based on BNSF Railway's cost of providing service.

     On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, BNSF Railway was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post-judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. BNSF Railway filed its notice of appeal in the case on February 17, 1995 and posted a bond staying enforcement of the judgment in the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNSF Railway. SWEPCO was assessed costs of appeal. SWEPCO has been denied two motions for rehearing before the Court of Appeals. On October 14, 1996, SWEPCO applied for discretionary review of the decision by the Texas Supreme Court.

ENVIRONMENTAL PROCEEDINGS

     BNSF Railway has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNSF Railway has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNSF Railway. BNSF Railway and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNSF Railway modified the plans and is expediting a response and implementing remediation with DNR approval.

     On December 18, 1995, the State of Illinois filed a Complaint captioned People of the State of Illinois v. Burlington Northern Railroad Company, Beazer East, Inc. and Koppers Industries, Inc. (PCB No. 96-132) before the Illinois Pollution Control Board against BNSF Railway, Beazer East, Inc. and Koppers Industries, Inc. alleging violations of the Illinois Environmental Protection Act with respect to a facility in Galesburg, Illinois. This facility is not operated by BNSF Railway. The proceeding may result in monetary sanctions in excess of $100,000. BNSF Railway and Beazer East, Inc. have made an offer to the State of Illinois to settle this matter.

     On December 30, 1996, BNSF Railway was named a defendant in a lawsuit by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV403, Circuit Court, Douglas County) in connection with two separate matters in Superior, Wisconsin. One of the matters involves the alleged obligation to close a waste water holding pond located on property which BNSF Railway does not own. The State alleges that BNSF Railway is an owner or operator of the pond and is subject to the obligation because of its discharge of treated waste water into the pond. The other matter relates to petroleum impacts to property formerly owned by BNSF Railway. The current owner discovered the petroleum and debris when excavating the property. It is possible that BNSF Railway will be required to pay monetary sanctions to the State in excess of $100,000 in connection with the resolution of these two matters.

     BNSF Railway has been issued a Notice of Violation by the Texas Natural Resource Conservation Commission with respect to the alleged failure to timely file wastewater discharge reports and other deficiencies at a facility in Silsbee, Texas. The State has made a demand for penalties in excess of $100,000, calling for the correction of alleged recordkeeping deficiencies and a study of the ditch receiving the permitted discharges.

ICC MERGER CASE

     On October 13, 1994, BNI, BNRR, SFP, and ATSF ("Applicants") filed a railroad merger and control application with the ICC, Finance Docket No. 32549, Burlington Northern Inc. and Burlington Northern Railroad Company-Control and Merger-Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company. Applicants sought an order, pursuant to 49 U.S.C. 11343-11347
(1988), approving and authorizing BNI's acquisition of control of and merger with SFP, the resulting common control of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF by BNSF, the consolidation of BNRR and ATSF operations, and the merger of BNRR and ATSF. The ICC approved the application in its written decision served August 23, 1995, which decision was effective as of September 22, 1995. Several petitions for reconsideration or to reopen the ICC's decision were filed by parties to the proceeding and all of these have been denied. Additionally, eight parties to the proceeding filed petitions for review of the ICC's approval decision with the United States Court of Appeals for the District of Columbia, which petitions are now pending before that court. Each of the petitions for reconsideration or to reopen and for review challenge various aspects of the ICC's decision, including the extent of conditions imposed on its approval. The principal challenges to the ICC decision were rejected by the Court of Appeals for the District of Columbia on March 28, 1997, and the remaining challenge is not expected to affect materially the benefits to be realized by the acquisition of common control of BNRR and ATSF by BNSF.

CROW RESERVATION CROSSING ACCIDENT CASE

     At approximately 10:15 a.m. on November 22, 1993, there was an accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The crossing, which is located on a rural gravel road just south of Lodge Grass, Montana, was protected by crossbucks and advance warning signs.

     A lawsuit was filed in the Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) on behalf of the estates of the driver and the two passengers. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996 and, on February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million.

     BNSF Railway has filed an appeal to the Crow Court of Appeals in and for the Crow Indian Reservation, where it will seek, among other things, to have the case dismissed on the basis that the Crow Tribal Court lacks subject matter jurisdiction over these claims. If the appellate court fails to grant relief to BNSF Railway, BNSF Railway will pursue its defenses in federal court. On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. BNSF Railway was required to post a $5 million bond with the federal court. The Tribal Court plaintiffs appealed that decision to the United States Court of Appeals for the Ninth Circuit.

     On January 29, 1997, the Ninth Circuit issued an opinion which reversed the district court and remanded the matter to that trial court with directions to dissolve the injunction. The basis for the appellate court's decision was a determination that BNSF Railway had failed to exhaust its remedies in the tribal court. BNSF Railway filed a petition for rehearing, which petition is pending before the Ninth Circuit.

     In Tribal Court, the plaintiffs filed a Notice and Request with the Tribal Appellate Court requesting, among other things, the entry of an order reducing the amount of the judgment from $250 million to $25 million. On February 7, 1997, the Tribal Appellate court issued an order setting forth its intention to grant the motion to amend the judgment by remanding the matter to the trial court for the limited purpose of amending the judgment in accordance with the request.

OTHER CLAIMS

     BNSF Railway and its subsidiaries also are parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these and other legal actions referred to under Item 3 of this Report on Form 10-K cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF Railway management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of BNSF Railway's common stock is owned by SFP and therefore is not traded on any market.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority owned subsidiary companies (BNSF Railway or Company). BNSF Railway was formerly known as Burlington Northern Railroad Company (BNRR). The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR (the Merger). Subsequent to the Merger, BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. BNSF Railway is an indirect wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) which was incorporated in Delaware on December 16, 1994, for the purpose of affecting a business combination between Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP), which business combination was consummated on September 22, 1995. The business combination between BNI and SFP was accounted for by the purchase method. As such, BNSF allocated a proportion of the purchase price to SFP's and ATSF's assets and liabilities assumed based on their fair value. BNRR was a wholly-owned subsidiary of BNI. Effective December 30, 1996, BNI merged with and into SFP.

For accounting purposes, the Merger was treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the results of operations, cashflows and equity for the year ended December 31, 1996 and the related balance sheet at December 31, 1996 reflect the combined results of BNSF Railway. Additionally, the consolidated statements of income, cashflows and changes in stockholder's equity for the year ended December 31, 1995 and the consolidated balance sheet at December 31, 1995 have been adjusted to include the results of ATSF from September 22, 1995 through December 31 1995, and will differ from amounts reported in the BNRR Form 10-K for the year ended December 31, 1995. Results of operations, cashflows and equity for the year ended December 31, 1994 reflect only BNRR.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

BNSF Railway recorded net income for 1996 of $1,012 million, compared with net income of $191 million for 1995. Results for 1995 include $671 million of merger, severance and asset charges, which reduced net income by approximately $414 million. Results for 1995 were further reduced by $100 million (after tax), for the cumulative effect of an accounting change for locomotive overhauls. Excluding the above items, net income for 1995 would have been $705 million which includes ATSF results for the period September 22, 1995 through December 31, 1995.

REVENUE TABLE

The following table presents BNSF Railway's revenue information by commodity for the years ended December 31, 1996 and 1995 and includes certain reclassifications of prior year information to conform to current year presentation.


                                                                                     Revenue
                                                            Revenue               Per Thousand
                                     Revenues           Ton Miles (RTM)               RTM
                                 ----------------     -------------------      ------------------
                                  1996      1995       1996        1995         1996        1995
                                 ------    ------     -------     -------      ------      ------
                                  (In Millions)          (In Millions)

Intermodal                       $2,088    $1,120      71,262      38,516      $29.30      $29.08
Coal                              1,973     1,821     169,380     153,169       11.65       11.89
Agricultural Commodities          1,170     1,143      59,601      55,356       19.63       20.65
Chemicals                           765       443      28,896      17,155       26.47       25.82
Forest Products                     555       471      25,140      19,828       22.08       23.75
Consumer and Food Products          469       365      18,201      12,332       25.77       29.60
Metals                              413       320      20,199      13,804       20.45       23.18
Automotive                          397       213       6,062       3,158       65.49       67.45
Minerals and Ores                   319       260      12,318      10,119       25.90       25.69
Other                                38         7           -           -           -           -
                                 ------    ------     -------     -------      ------      ------
Total                            $8,187    $6,163     411,059     323,437      $19.82      $19.03
                                 ======    ======     =======     =======      ======      ======


REVENUES

Total revenues for 1996 were $8,187 million compared with revenues of $6,163 million for 1995. The $2,024 million increase primarily reflects inclusion of a full year of ATSF results in 1996. Prior to the business combination, coal and agricultural commodities made up approximately 50 percent of BNRR's revenues while intermodal shipments comprised approximately 45 percent of total ATSF revenues.

Intermodal revenues increased $968 million compared with 1995, due to inclusion of a full year of ATSF operations. Prospectively, it is expected that intermodal traffic will continue to represent a significant portion of BNSF Railway's revenues.

Coal revenues increased $152 million during 1996. Approximately 85 percent of the increase was due to inclusion of a full year of ATSF operations. Additionally, tonnage of low-sulfur coal shipped from the Powder River Basin increased from 1995. Revenue per thousand revenue ton miles declined principally as a result of continuing competitive pricing pressures and a change in traffic mix.

Agricultural commodities revenues during 1996 were $27 million greater than 1995 reflecting a full year of ATSF operations largely offset by lower export shipments of wheat and corn.

Chemicals revenues increased $322 million compared with 1995. Approximately 90 percent of the increase was due to inclusion of a full year of ATSF operations. The remaining increase was due to strong petroleum products and agricultural chemicals demand.

Revenue increases and changes in revenue per thousand revenue ton miles in all other commodity groups are principally due to the inclusion of ATSF results for the full year.

EXPENSES

Total operating expenses for 1996 were $6,485 million compared with expenses of $5,611 million for 1995. The operating ratio for 1996 was 79.2 percent, compared with an operating ratio of 80.2 percent for 1995, excluding $671 million for merger, severance and asset charges. The favorable decrease in the operating ratio reflects synergies from combining operations which resulted in reduced costs principally within administrative functions. These benefits were partially offset by higher prices paid for labor, services and materials, including a significant increase in the cost of diesel fuel during 1996.

Compensation and benefits expenses of $2,561 million were $495 million above 1995 principally due to the full year of combined operations. The Company began to realize the benefit of the merger during 1996 as employment, which approximated 43,000 at the end of 1996, decreased by 5 percent when compared with the prior year. Salaried employee levels have decreased over 15 percent in the same time period.

Purchased services expenses increased $268 million for 1996 compared with 1995, principally reflecting a full year of combined operations.

Depreciation and amortization expense for 1996 was $241 million higher than 1995 primarily due to the full year depreciation and amortization for combined operations.

Equipment rents expenses were $201 million higher than 1995 due to the full year combined operations as well as an increase in lease rental expense for freight cars.

Fuel expenses for 1996 were $248 million or 51 percent higher than 1995 primarily due to an increase in consumption resulting from the full year of combined operations and an 8 cent increase in the average price per gallon.

Materials and other expenses for 1996 increased $92 million compared with 1995. The increase reflects the full year of combined operations partially offset by decreases in expenses from cost initiatives including reductions in employee injuries due to increased focus on employee safety.

As discussed in Note 3 to the consolidated financial statements: Merger, severance and asset charges, the Company recorded $671 million for such costs in 1995. The principal components of the charge were $287 million related to BNSF Railway's plan to centralize the majority of its clerical functions and $190 million for severance, pension and other salaried employee benefits and for employee relocation cost incurred during the period. Additionally, $105 million was recorded for planned branch line dispositions. The remaining $89 million included obligations for vacating leased facilities and the write-off of duplicate and excess assets. Additional accruals of $138 million were recorded through purchase accounting related to former ATSF employees and assets. When its plans are completed, BNSF Railway expects to have eliminated over 3,000 positions and disposed of approximately 4,000 miles of low density track. To date, BNSF Railway has eliminated approximately 1,500 salaried positions and 500 clerical positions and has disposed of approximately 2,000 miles of low density track. Also as described in Note 3, costs related to union employee relocation as well as certain costs for separation and severances were not included in the charge; therefore, these costs, to the extent incurred, will be recorded as future operating expenses. Presently, the magnitude of any future expense is unknown.

Interest income, related parties increased $21 million compared with 1995, due to the full year effect of interest on ATSF intercompany notes receivable with SFP.

Other income, net was $15 million lower than 1995. The decrease is primarily due to lower interest income (1995 was higher due to receipt of interest income associated with a tax refund) and increased accounts receivable sales fees, partially offset by increased gains on property distributions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements of BNSF Railway and the reports thereon of Price Waterhouse LLP dated February 7, 1997, and Coopers & Lybrand L.L.P. dated February 15, 1996, are set forth on pages F-1 to F-21.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Reference is made to BNSF Railway's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 1996, regarding BNSF Railway's change in its independent accountants.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements

   Report of Price Waterhouse LLP . . . . . . . . . . . . . . . . .    F-1

   Report of Coopers & Lybrand L.L.P. . . . . . . . . . . . . . . .    F-2

   Consolidated Statement of Income for the three years ended
     December 31, 1996  . . . . . . . . . . . . . . . . . . . . . .    F-3

   Consolidated Balance Sheet at December 31, 1996 and 1995 . . . .    F-4

   Consolidated Statement of Cash Flows for the three years
     ended December 31, 1996  . . . . . . . . . . . . . . . . . . .    F-5

   Consolidated Statement of Changes In Stockholder's Equity
     for the three years ended December 31, 1996  . . . . . . . . .    F-6

   Notes to Consolidated Financial Statements . . . . . . . . . . .    F-7

2. Consolidated Financial Statement Schedules

   Report of Price Waterhouse LLP  . . . . . . . . . . . . . . . .     F-1

   Report of Coopers & Lybrand L.L.P. . .  . . . . . . . . . . . .     F-2

   Schedule II - Valuation and Qualifying Accounts . . . . . . . .     F-22


     Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

3. Exhibits:

     See Index to Exhibits on page E-1 for a description of the exhibits filed as a part of this Report.

(b)  Reports on Form 8-K

     BNSF Railway filed no Current Reports on Form 8-K during the quarter ended December 31, 1996, or subsequently.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Burlington Northern and Santa Fe Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1997.

                                       THE BURLINGTON NORTHERN AND
                                       SANTA FE RAILWAY COMPANY


                                       /s/ ROBERT D. KREBS
                                       -------------------------------
                                           Robert D. Krebs
                                       Chairman, President and Chief
                                       Executive Officer (Principal
                                       Executive Officer) and Director


Dated:  March 31, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the dates indicated.



/s/  ROBERT D. KREBS           Chairman, President and
-----------------------------  Chief Executive Officer
     Robert D. Krebs           (Principal Executive
                               Officer) and Director            March 31, 1997


/s/  DENIS E. SPRINGER         Senior Vice President and
-----------------------------  Chief Financial Officer
     Denis E. Springer         (Principal Financial Officer)
                               and Director                     March 31, 1997


/s/  THOMAS N. HUND            Vice President and Controller
-----------------------------  (Principal Accounting Officer)   March 31, 1997
     Thomas N. Hund


/s/  DOUGLAS J. BABB           Director                         March 31, 1997
-----------------------------
     Douglas J. Babb


/s/  JEFFREY R. MORELAND       Director                         March 31, 1997
-----------------------------
     Jeffrey R. Moreland



                        /s/  JEFFREY R. MORELAND
                        ------------------------
                        Jeffrey R. Moreland
                        Senior Vice President-Law and
                        General Counsel
                        Attorney in Fact


Dated: March 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries

In our opinion, the consolidated financial statements for the year ended December 31, 1996 listed in the index appearing under Item 14(a) 1. and 2. of this Form 10-K present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 1996 and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Chicago, Illinois
February 7, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries


We have audited the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in stockholder's equity and cash flows for each of the two years in the period ended December 31, 1995. We have also audited the financial statement schedule for each of the two years in the period ended December 31, 1995, listed in Item 14 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Burlington Northern and Santa Fe Railway Company and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for periodic major locomotive overhauls in 1995 and for postemployment benefits in 1994.



Coopers & Lybrand L.L.P.

Fort Worth, Texas
February 15, 1996


CONSOLIDATED STATEMENT OF INCOME
The Burlington Northern and Santa Fe Railway Company
(Dollars in millions)


Year ended December 31,                         1996             1995             1994
---------------------------------------------------------------------------------------
Revenues                                       $8,187           $6,163           $4,976

Operating expenses:
  Compensation and benefits                     2,561            2,066            1,756
  Purchased services                              871              603              535
  Depreciation and amortization                   722              481              335
  Equipment rents                                 798              597              478
  Fuel                                            727              479              369
  Materials and other                             806              714              672
  Merger, severance and asset charges               -              671                -
                                               ------           ------           ------
    Total operating expenses                    6,485            5,611            4,145
                                               ------           ------           ------

Operating income                                1,702              552              831
Interest expense                                   99               95               79
Interest income, related parties                   34               13               7
Other income, net                                   3               18               10
                                               ------           ------           ------

Income before income taxes                      1,640              488              769
Income tax expense                                628              197              300
                                               ------           ------           ------
Income before cumulative effect of change
  in accounting method                          1,012              291              469
Cumulative effect of change in accounting
  method, net of tax                                -             (100)             (10)
                                               ------           ------           ------

Net income                                     $1,012           $  191           $  459
                                               ======           ======           ======

See accompanying notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEET
The Burlington Northern and Santa Fe Railway Company
(Dollars in millions)


December 31,                                             1996             1995
-------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                            $    95          $    54
  Accounts receivable, net                                 757              602
  Materials and supplies                                   222              220
  Current portion of deferred income taxes                 306              319
  Other current assets                                      30               40
                                                       -------          -------
    Total current assets                                 1,410            1,235

Property and equipment, net                             17,164           15,583
Intercompany notes receivable                              529              666
Other assets                                               559              530
                                                       -------          -------
    Total assets                                       $19,662          $18,014
                                                       =======          =======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities       $ 2,421          $ 2,206
  Long-term debt due within one year                       157               73
                                                       -------          -------
    Total current liabilities                            2,578            2,279

Long-term debt and commercial paper                      1,243            1,336
Deferred income taxes                                    4,473            4,016
Casualty and environmental liabilities                     543              626
Employee merger and separation costs                       466              564
Other liabilities                                          957              803
                                                       -------          -------
    Total liabilities                                   10,260            9,624
                                                       -------          -------

Commitments and contingencies (see
  Notes 3, 12 and 13)

Stockholder's equity:
  Common stock, $1 par value, (1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                    10,312           10,093
  Retained earnings                                      2,910            1,898
  Capital contribution receivable                       (3,820)          (3,601)
                                                       -------          -------
    Total stockholder's equity                           9,402            8,390
                                                       -------          -------
      Total liabilities and stockholder's equity       $19,662          $18,014
                                                       =======          =======

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
The Burlington Northern and Santa Fe Railway Company
(Dollars in millions)

Year ended December 31,                           1996             1995             1994
-----------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net income                                     $1,012           $  191           $  459
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Cumulative effect of change in accounting
    method                                            -              100               10
   Depreciation and amortization                    722              481              335
   Deferred income taxes                            456              (91)             109
   Merger, severance and asset charges                -              671                -
   Employee merger and separation costs paid       (183)             (69)               -
   Other, net                                       (57)              (2)             (24)
   Changes in current assets and liabilities:
      Accounts receivable, net                     (143)              70             (111)
      Materials and supplies                         (2)             (41)             (13)
      Other current assets                            5                8               (4)
      Accounts payable and other current
       liabilities                                  380              141              (14)
                                                 ------           ------           ------
Net cash provided by operating activities         2,190            1,459              747
                                                 ------           ------           ------

INVESTING ACTIVITIES
  Cash used for capital expenditures             (2,247)            (847)            (626)
  Other, net                                         13              (21)              14
                                                 ------           ------           ------

Net cash used for investing activities           (2,234)            (868)            (612)
                                                 ------           ------           ------

FINANCING ACTIVITIES
  Net (decrease) increase in commercial paper      (224)             134               64
  Proceed from the issuance of long-term debt       251                -              150
  Payments on long-term debt                        (76)            (299)            (336)
  Dividends paid                                      -              (81)               -
  Net decrease (increase) in intercompany
    notes receivable                                137             (357)               -
  Other, net                                         (3)              (2)              (3)
                                                 ------           ------           ------
Net cash provided by (used for) financing
  activities                                         85             (605)            (125)
                                                 ------           ------           ------

Increase (decrease) in cash and cash
  equivalents                                        41              (14)              10
Cash and cash equivalents:
  Beginning of year                                  54               27               17
  ATSF cash acquired                                  -               41                -
                                                 ------           ------           ------

  End of year                                    $   95           $   54           $   27
                                                 ======           ======           ======

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid, net of amount capitalized       $   88           $   86           $   78
  Income taxes paid, net of refunds                   5              288              192
  Assets financed through capital lease
   obligations                                       43              140               50


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
The Burlington Northern and Santa Fe Railway Company
(Dollars in millions)


                                           Common
                                          Stock and                           Capital
                                           Paid-in          Retained        Contribution
                                           Capital          Earnings         Receivable         Total
                                           -------          --------         ----------         -----
Balance at December 31, 1993               $ 1,191           $1,303           $     -           $2,494
Net income                                       -              459                 -              459
                                           -------           ------           -------           ------

Balance at December 31, 1994                 1,191            1,762                 -            2,953
Merger of ATSF with BNRR                     8,859                -            (3,558)           5,301
Cost to equity investment adjustment             -               26                 -               26
Interest on demand note receivable              43                -               (43)               -
Dividends                                        -              (81)                -              (81)
Net income                                       -              191                 -              191
                                           -------           ------           -------           ------

Balance at December 31, 1995                10,093            1,898            (3,601)           8,390
Interest on demand note receivable             219                -              (219)               -
Net income                                       -            1,012                 -            1,012
                                           -------           ------           -------           ------

Balance at December 31, 1996               $10,312           $2,910           $(3,820)          $9,402
                                           =======           ======           =======           ======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Burlington Northern and Santa Fe Railway Company

1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of The Burlington Northern and Santa Fe Railway Company and its majority owned subsidiary companies (BNSF Railway or Company). BNSF Railway was formerly known as Burlington Northern Railroad Company (BNRR). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR (the Merger). In connection with the Merger, BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. BNSF Railway is an indirect wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) which was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) which was consummated on September 22, 1995. The business combination between BNI and SFP was accounted for by the purchase method. As such, BNSF allocated a proportion of the purchase price to SFP's and ATSF's assets and liabilities assumed based on their fair value. BNRR was a wholly-owned subsidiary of BNI. Effective December 1996, BNI merged with and into SFP.

For accounting purposes, the Merger was treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the results of operations, cashflows and equity for the year ended December 31, 1996 and the related balance sheet at December 31, 1996 reflect the combined results of BNSF Railway. Additionally, the consolidated statements of income, cashflows and changes in stockholder's equity for the year ended December 31, 1995 and the consolidated balance sheet at December 31, 1995 have been adjusted to include the results of ATSF from September 22, 1995 through December 31 1995, and will differ from amounts reported in the BNRR Form 10-K for the year ended December 31, 1995. Results of operations, cashflows and equity for the year ended December 31, 1994 reflect only BNRR.

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

MATERIALS AND SUPPLIES

Materials and supplies consist mainly of diesel fuel and repair parts for equipment and other railroad property and are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost including property values of ATSF, which were adjusted in applying purchase accounting. Additionally, the Company incurs certain direct labor, contract service and other costs associated with the development and installation of computer software. Costs for newly developed software or significant enhancements to existing software are typically capitalized. Research, operations and maintenance costs are charged to operating expense when the work is performed.

REVENUE RECOGNITION

Transportation revenues are recognized based upon the proportion of service provided.

2. ACQUISITION OF ATSF

On June 29, 1994, BNI and SFP (ATSF's parent) entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) pursuant to which SFP would merge with BNI in the manner set forth below. Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated. As discussed in Note 1, BNI merged with and into SFP in December 1996.

Pursuant to the Merger Agreement, BNI and SFP commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of SFP common stock, respectively, at $20 per share in cash. The Tender Offer was completed on February 21, 1995. At merger consummation, the remainder of the SFP common stock was exchanged for BNI common stock at a ratio of .4114 BNI shares for each SFP share.

The 1995 business combination with SFP was accounted for by the purchase method. As such, the accompanying consolidated financial statements include assets, liabilities and financial results of ATSF after Merger consummation. The total purchase price of $3.319 billion was allocated to SFP's and ATSF's assets and liabilities based on fair values. The portion of the purchase price applicable to ATSF, together with the historical cost balances recorded upon Merger consummation, were as follows (in millions):


Property and equipment, net                                 $9,430
Other assets                                                   803
Deferred income taxes                                       (2,718)
Long-term debt                                                (617)
Other liabilities                                           (1,597)
                                                            ------
   Increase in BNSF Railway's stockholder's equity          $5,301
                                                            ======

The consolidated pro forma results presented below were prepared as if the merging of BNRR and ATSF had occurred on January 1, 1995 and include the historical results of BNRR and ATSF, excluding the after-tax effect of $340 million for merger-related charges recorded by BNRR in 1995. Additionally, the consolidated pro forma results include the effects of purchase accounting adjustments. Pro forma adjustments reflecting merger benefits are not included. This unaudited consolidated pro forma information is not necessarily indicative of the results of operations that might have occurred had the Merger actually taken place on the date indicated, or of future results of operations of the combined entities (dollars in millions):

Year ended December 31,                                 1995
------------------------------------------------       ------
Revenues                                               $8,150
Operating expenses                                      6,737
Income before accounting changes                          743
Net income (1)                                            643

(1) Pro forma results include approximately $105 million (pre-tax) related to the merger severance and asset charge which are not considered directly attributable to the Merger. Additionally, pro forma net income includes the $100 million cumulative effect for the change in accounting for locomotive overhauls for the years prior to 1995 and a $25 million reduction for the effect of the change on 1995.

3. MERGER, SEVERANCE AND ASSET CHARGES

Included in the Consolidated Statement of Income for 1995 were operating expenses of $671 million related to merger, severance and asset costs. Significant components included in these costs are described below.

Employee-related costs of $287 million were recorded related to BNSF's plan to centralize the majority of its union clerical functions which was approved in 1995. This plan includes the reduction of approximately 1,600 employees which, among other things, requires installation of common information systems. The Company and the union entered into an implementation agreement which allows the Company to abolish the positions and provide separation benefits to affected employees. Benefits paid to affected employees may be in the form of lump-sum payments or payments made over several years depending on the seniority level and election of the employee. Implementation of the plan began in 1996; however, the plan is not expected to be fully implemented until 1998 due to the geographical complexity of the combined rail system, and the time required to finish development and installation of common systems. Approximately 500 positions were abolished in 1996 and the remaining position reductions are expected to occur during 1997 and 1998. No comparable costs were accrued in applying purchase accounting, as ATSF's operations had previously been centralized. Also, no provision for voluntary separation or severance costs above those provided was included in the 1995 charge. Presently, the magnitude of any such future expense is presently unknown. Additionally, relocation costs for clerical employees are charged to expense in the period incurred.

Costs of $190 million were recorded for salaried employees and reflect severance, pension and other employee benefits, and costs for employee relocations incurred during the period. Severance, pension and other employee benefit costs reflect the elimination of approximately 1,000 former BNI employees. Most of these positions were eliminated in 1995 and 1996. Additional components of salaried employee costs include special termination benefits to be received under the Company's retirement plan. Relocation expenses of $23 million reflect costs incurred in 1995 for relocating approximately 300 former BNI employees.

Costs of $105 million were included for branch line dispositions reflecting the write-off of the net book value of the lines at the anticipated disposal date, less estimated net proceeds. Approximately 75 line segments, covering 3,300 miles of former BNI lines were included, of which approximately 2,000 miles were disposed of during 1996. Remaining costs of $89 million included in the $671 million charge related to obligations at leased facilities, a majority of which have been vacated, and the write-off of duplicate and excess assets including computer hardware and software and certain facilities.

Additional accruals of $138 million were recorded through purchase accounting related to former ATSF employees and assets. Approximately $105 million of these costs related to termination of approximately 500 salaried employees for severance payments and special termination benefits to be received under the Company's retirement and health and welfare plans. Salaried employee costs also include amounts to relocate approximately 500 former SFP employees. The remaining $33 million of costs relate to the sale or abandonment of 500 miles of branch lines, rents on vacated leased facilities and the write-off of excess assets.

Current and long-term employee merger and separation liabilities totaling $580 million are included in the consolidated balance sheet at December 31, 1996 and principally represent employee-related costs for the centralization of clerical functions, as well as remaining liabilities for actions taken by ATSF in prior periods. The majority of these prior ATSF costs are associated with deferred benefits payable upon separation or retirement to certain active conductors and trainmen incurred in connection with an agreement which, among other things, reduced crew sizes. Additionally, certain locomotive engineers are eligible for a deferred benefit payable upon separation or retirement, associated with an agreement with ATSF which allowed for more flexible work rules.

During 1996, BNSF Railway paid $183 million for i) employee merger and separation payments, principally related to the reduction of approximately 1,000 salaried employees and 500 clerical employees, ii) salaried employee relocations committed to in 1995, and iii) deferred benefits for ATSF conductors, trainmen and locomotive engineers. At December 31, 1996, $114 million of the remaining accrual is included within current liabilities for anticipated costs to be paid in 1997. The remaining costs are expected to be paid over the next several years, except for certain costs related to conductors, trainmen and locomotive engineers of ATSF which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years.

4. ACCOUNTING CHANGES

Effective January 1, 1995, BNSF Railway changed its method of accounting for periodic major locomotive overhauls. Under the new method, costs of owned locomotives relating to components requiring major overhaul are depreciated, on a straight-line basis, to the first major overhaul date. The remaining cost of the owned locomotive is depreciated, on a straight-line basis, over the estimated economic life of the locomotive. The cost of overhauls on owned units are then capitalized when incurred and depreciated, on a straight-line basis, until the next anticipated overhaul. In addition, estimated costs for major overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNSF Railway previously expensed locomotive overhauls when the costs were incurred. BNSF Railway believes that this change is preferable because it improves the matching of expenses incurred to revenues earned. The cumulative effect of this change on years prior to 1995 was a reduction in net income of $100 million. The effect of this change for the year ended December 31, 1995, was to reduce income before cumulative effect of change in accounting method by $25 million. The pro forma effect of this change on 1994 would have been to reduce net income by $26 million.

Effective January 1, 1994, BNSF Railway adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect, net of $7 million income tax benefit, of this change in accounting attributable to years prior to 1994, at the time of adoption, was to decrease 1994 net income by $10 million.

5. OTHER INCOME, NET

Other income, net includes the following (in millions):


Year ended December 31,                   1996         1995         1994
------------------------------------------------------------------------
Gain on property dispositions             $23          $11          $17
Accounts receivable sale fees             (14)          (4)          (9)
Interest income                             2           14            3
Miscellaneous, net                         (8)          (3)          (1)
                                          ---          ---          ---
Total                                     $ 3          $18          $10
                                          ===          ===          ===

6. INCOME TAXES

Income tax expense, excluding the cumulative effect of change in accounting method, was as follows (in millions):


Year ended December 31,               1996             1995             1994
----------------------------------------------------------------------------
Current:
  Federal                            $ 144            $ 252            $ 167
  State                                 28               36               24
                                     -----            -----            -----
                                       172              288              191
                                     -----            -----            -----

Deferred:
  Federal                              400              (82)              93
  State                                 56               (9)              16
                                     -----            -----            -----
                                       456              (91)             109
                                     -----            -----            -----

    Total                            $ 628            $ 197            $ 300
                                     =====            =====            =====

Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of change in accounting method and extraordinary item, was as follows:


Year ended December 31,                            1996          1995          1994
------------------------------------------------------------------------------------
Federal statutory income tax rate                  35.0%         35.0%         35.0%
State income taxes, net of federal tax benefit      3.3           3.7           3.4
Other, net                                            -           1.7           0.6
                                                   ----          ----          ----
  Effective tax rate                               38.3%         40.4%         39.0%
                                                   ====          ====          ====

The components of deferred tax assets and liabilities were as follows (in millions):


December 31,                                      1996                1995
----------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and amortization                 $(5,183)            $(4,992)
  Other                                            (118)                (94)
                                                -------             -------
    Total deferred tax liabilities               (5,301)             (5,086)
                                                -------             -------

Deferred tax assets:
  Casualty and environmental liabilities            300                 360
  Employee merger and separation costs              214                 359
  Postretirement benefits                            96                  81
  Non-expiring AMT credit carryforwards              44                 133
  Pensions                                           16                  45
  Other                                             464                 411
                                                -------             -------
    Total deferred tax assets                     1,134               1,389
                                                -------             -------

    Net deferred tax liability                  $(4,167)            $(3,697)
                                                =======             =======

Noncurrent deferred income tax liability        $(4,473)            $(4,016)
Current deferred income tax asset                   306                 319
                                                -------             -------

    Net deferred tax liability                  $(4,167)            $(3,697)
                                                =======             =======

In accordance with the income tax allocation agreement between SFP and BNSF Railway, the Company makes payment to or receives refunds from SFP based on its separate consolidated tax liability. SFP makes payments or receives refunds pursuant to the same intercompany tax allocation agreement with its parent, BNSF. During 1996, BNSF Railway did not make any intercompany federal tax payments to SFP, such settlement occurred in the first quarter of 1997.

BNRR's and ATSF's federal income tax returns have been examined through 1991 and 1992, respectively. All years prior to 1986 are closed for BNRR and ATSF. Issues relating to the years 1986-1992 are being contested through various stages of administrative appeal. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 1996.

7. ACCOUNTS RECEIVABLE, NET

A special purpose subsidiary of BNSF Railway has sold, with limited recourse, variable rate certificates which mature in December 1999 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At December 31, 1996, $280 million of certificates sold were outstanding and were supported by receivables in the master trust of $347 million. A maximum of $300 million of certificates can be sold if the master trust balance is increased by receivables which are eligible for sale. BNSF Railway has retained the collection responsibility with respect to the accounts receivable held in trust. BNSF Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold. Upon the merger of ATSF and BNRR, BNRR's receivables were added to the accounts receivable master trust, effective January 1, 1997, but the $300 million maximum amount of certificates which can be sold was not increased. Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income, net.

BNSF Railway maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable, including accounts receivable sold. Allowances for doubtful accounts of $57 million and $50 million have been recorded at December 31, 1996 and 1995, respectively.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) was as follows:

                                                                                       1996
                                                                                    Depreciation
December 31,                                           1996             1995            Rate
------------------------------------------------------------------------------------------------
Land                                                 $ 1,385          $ 1,344              -
Track structure                                        9,489            8,885            3.5%
Other roadway                                          7,197            6,402            2.8
Locomotives                                            1,304            1,073            6.9
Freight cars and other equipment                       1,693            1,671            4.5
Computer hardware and software                           402              286           18.1
                                                     -------          -------
  Total cost                                          21,470           19,661
Less accumulated depreciation and amortization        (4,306)          (4,078)
                                                     -------          -------
  Property and equipment, net                        $17,164          $15,583
                                                     =======          =======

The consolidated balance sheet at December 31, 1996 and 1995 included $523 million and $231 million, respectively, for property and equipment under capital leases.

In the first quarter of 1996, BNSF Railway adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 121 had no impact on the Company's financial position or 1996 results of operations.

9. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in millions):


December 31,                                                      1996             1995
----------------------------------------------------------------------------------------
Accounts and wages payable                                       $  435           $  360
Casualty and environmental liabilities                              267              290
Accounts payable to related parties                                 173              14
Income taxes payable to BNSF                                        163              25
Accrued vacations                                                   145              139
Taxes other than income taxes                                       122              121
Equipment leases                                                    118              83
Employee merger and separation costs                                114              215
Other                                                               884              959
                                                                 ------           ------
  Total                                                          $2,421           $2,206
                                                                 ======           ======


10. DEBT

Debt outstanding was as follows (in millions):


December 31,                                                      1996             1995
----------------------------------------------------------------------------------------
Mortgage Bonds
--------------
  Consolidated mortgage bonds, 3 1/5% to 9 1/4%, due
    2006 to 2045                                                 $  321           $  321
  General mortgage bonds, 3 1/8% and 2 5/8%, due 2000
    and 2010, respectively                                           62               62
  Prior lien railway and land grant bonds, 4%, due 1997              57               57
  General lien railway and land grant bonds, 3%, due 2047            35               35
  Mortgage notes, 10.325%, due 1997 to 2014                          31               32
  First mortgage bonds, series A, 4%, due 1997                       20               20
  Mortgage notes, 8 5/8%, due 2008                                   18               20

Equipment Obligations
---------------------
  Equipment obligations, weighted average rate of 8.02%,
    due 1997 to 2013                                                436              461
  Capitalized lease obligations, weighted average rate
    of 6.87%, expiring 1997 to 2009                                 400              154

Commercial paper                                                      -              224
Other                                                                28               29

Unamortized purchase accounting adjustment                           34               40
Unamortized discount                                                (42)             (46)
                                                                 ------           ------
    Total                                                         1,400            1,409
Less:  Current portion of long-term debt                           (157)             (73)
                                                                 ------           ------
    Long-term debt                                               $1,243           $1,336
                                                                 ======           ======

In 1996, BNSF Railway completed cross-border leveraged leases of equipment for a total amount of $311 million which were recorded as capital lease obligations. These transactions included the issuance of $242 million of equipment secured debt. In 1995, BNRR completed cross-border leveraged leases of equipment for a total amount of $136 million which were recorded as capital lease obligations. These transactions included the issuance of $108 million of equipment secured debt.

In November 1994, BNRR entered into a $150 million three-year term loan facility agreement. In November 1995, this debt was repaid through the issuance of commercial paper by BNRR.

Aggregate long-term debt scheduled maturities are $157 million, $89 million, $78 million, $108 million and $82 million for 1997 through 2001, respectively.

A substantial portion of all railroad property, real and personal, owned by BNSF Railway is subject to liens securing, as of December 31, 1996, approximately $544 million of mortgage bonds. On January 1, 1997, approximately $77 million of this mortgage debt was paid off. Additionally, equipment obligations and capital leases are secured by the underlying equipment.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of BNSF Railway's financial instruments at December 31, 1996 and 1995 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by BNSF Railway, were as follows:

Cash and cash equivalents

The carrying amount approximated fair value because of the short maturity of these instruments.

Long-term debt and commercial paper

The fair value of BNSF Railway's long-term debt was primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. The carrying amount of commercial paper approximated fair value because of the short maturity of these instruments. The carrying amounts of BNSF Railway's long-term debt and commercial paper at December 31, 1996 and 1995 were $1,400 million and $1,409 million, respectively, while the estimated fair values at December 31, 1996 and 1995 were $1,402 million and $1,484 million, respectively.

12. HEDGING ACTIVITIES, LEASES AND OTHER COMMITMENTS

Hedging activities

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes various commodity swap transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF Railway hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of February 7, 1997, BNSF Railway had entered into fuel swaps for approximately 635 million gallons at an average price of approximately 54 cents per gallon. These contracts have expiration dates ranging from March 1997 to December 1998.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's diesel fuel.

BNSF Railway's fuel hedging program covers approximately 35 percent of estimated 1997 fuel purchases and 25 percent of estimated 1998 fuel purchases. Quarterly hedges in 1997 range from 20 percent to 40 percent of anticipated purchases while 1998 hedges approximate 25 percent each quarter. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF's fuel hedging transactions were approximately $17 million at December 31, 1996 and were not material at December 31, 1995. BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Leases

BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 1996 are summarized as follows (in millions):


                                                 Capital         Operating
Year ended December 31,                          Leases            Leases
--------------------------------------------------------------------------
1997                                              $ 55             $  366
1998                                                59                317
1999                                                55                260
2000                                                50                212
2001                                                50                182
Thereafter                                         311              1,611
                                                  ----             ------
Total                                              580             $2,948
Less amount representing interest                  180             ======
                                                  ----
Present value of minimum lease payments           $400
                                                  ====


Lease rental expense for all operating leases was $505 million, $408 million and $325 million for the years ended December 31, 1996, 1995 and 1994, respectively. Contingent rentals and sublease rentals were not significant.

Other commitments

BNSF Railway has entered into commitments to acquire 180 locomotives in 1997. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, leases and debt issuances. The decision on the method used will depend upon the current market conditions and other factors.

In connection with the closing of the sale of ATSF rail lines in southern California in 1992 and 1993, BNSF Railway has entered into various shared use agreements with the agencies, which require BNSF Railway to pay the agencies approximately $6 million annually to maintain track structure and facilities. Additionally, BNSF Railway has recorded a $50 million liability for an obligation retained by BNSF Railway, which under certain conditions requires a repurchase of a portion of the properties sold.

13.  ENVIRONMENTAL AND OTHER CONTINGENCIES

Environmental

BNSF Railway's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 32 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF Railway's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 345 sites, including the Superfund sites, at which it is being asked to participate in the study and/or clean-up of the environmental contamination. BNSF Railway paid approximately $47 million, $31 million and $21 million during 1996, 1995 and 1994, respectively relating to mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $225 million for remediation and restoration of all known sites, including $215 million pertaining to mandated sites, of which approximately $55 million relates to the Superfund sites. BNSF Railway anticipates that the majority of the accrued costs at December 31, 1996 will be paid over the next five years. No individual site is considered to be material. Recoveries received from third parties, net of legal costs incurred, were approximately $31 million during 1995 and were not significant in the years ended December 31, 1996 and 1994.

Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other PRPs' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period; therefore, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway's consolidated financial position or liquidity.

The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. Regulations applicable to new locomotive engines were issued by the Environmental Protection Agency in early 1997, with final regulations to be promulgated by the end of the year. It is anticipated that these regulations will be effective for locomotive engines installed after 1999 and through 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. At this time, it is unknown whether California will adopt locomotive emission standards that may differ from federal standards.

OTHER CLAIMS AND CONTINGENCIES

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

14. RETIREMENT PLANS

BNSF Railway and its subsidiaries are included with certain other BNSF affiliates in the qualified BNSF Retirement Plan and the nonqualified BNSF Supplemental Retirement Plan.

Prior to October 1, 1996, BNSF sponsored noncontributory defined benefit pension plans through its subsidiaries BNI and SFP and covering substantially all non-union employees. Additionally, BNI and SFP sponsored nonqualified defined benefit plans for certain officers and other employees. On October 1, 1996, the respective BNI and SFP qualified defined benefit pension plans were merged, creating the qualified BNSF Retirement Plan. The corresponding nonqualified defined benefit plans were merged on October 1, 1996, creating the nonqualified BNSF Supplemental Retirement Plan. The benefits under BNSF's plans are based on years of credited service and the highest five-year average compensation levels. BNSF's funding policy is to contribute annually not less than the regulatory minimum, and not more than the maximum amount deductible for income tax purposes.

Components of the net pension cost for BNSF plans, including the prior BNI and SFP plans, were as follows (in millions):


Year ended December 31,                             BNSF 1996      BNSF 1995 (1)    BNI 1994 (2)
------------------------------------------------------------------------------------------------
Service cost, benefits earned during
  the period                                          $ 17             $ 11             $ 12
Interest cost on projected benefit
  obligation                                            97               65               50
Actual return on plan assets                          (148)            (114)             (25)
Net amortization and deferred amounts                   43               61               (1)
Curtailment costs                                        -               10                -
Cost of special termination benefits                     -               32                -
                                                      ----             ----             ----
  Net pension cost                                    $  9             $ 65             $ 36
                                                      ====             ====             ====


(1) Represents full year BNI combined with SFP for the period from September 22, 1995 through December 31, 1995.

(2)  Represents historical BNI only.

The following table shows the reconciliation of BNSF's and SFP's funded status of the qualified plans and BNI's qualified and nonqualified plans with amounts recorded in BNSF's consolidated balance sheet (in millions):


December 31,                                         BNSF 1996        BNI 1995         SFP 1995
-----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                             $(1,081)         $(641)           $(547)
                                                      =======          =====            =====
Accumulated benefit obligation                        $(1,161)         $(696)           $(575)
                                                      =======          =====            =====
Projected benefit obligation                          $(1,247)         $(758)           $(614)
Plan assets at fair value, primarily marketable
  equity and debt securities                            1,320            534              718
                                                      -------          -----            -----
Plan assets in excess of (less than) projected
  benefit obligation                                       73           (224)             104
Unrecognized net (gain) loss                              (63)            93                -
Unrecognized prior service cost                           (10)             2                -
Unamortized net transition obligation                      15             20                -
Adjustment required to recognize minimum liability          -            (53)               -
                                                      -------          -----            -----
  Prepaid (accrued) pension asset (liability)         $    15          $(162)           $ 104
                                                      =======          =====            =====

BNSF uses a September 30 measurement date. The prior BNI and SFP plans used measurement dates of December 31 and September 30, respectively. The assumptions used in accounting for the BNSF, BNI and SFP qualified and nonqualified plans were as follows:

                                         BNSF 1996         BNI 1995         SFP 1995         BNI 1994
-----------------------------------------------------------------------------------------------------
Discount rate Discount rate                7.75%             7.0%             7.5%             9.0%
Rate of increase in compensation
  levels                                    4.0%             4.0%             4.0%             5.5%
Expected long-term rate of return
  on plan assets                            9.5%             9.5%             9.75%            9.5%


The following table shows the reconciliation of the BNSF and SFP funded status of the nonqualified supplemental plan with amounts recorded in the BNSF consolidated balance sheet (in millions):


December 31,                                                 BNSF 1996        SFP 1995
--------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                     $  (31)          $  (7)
                                                              ======           =====
Accumulated benefit obligation                                $  (32)          $  (8)
                                                              ======           =====
Projected benefit obligation                                  $  (39)          $ (11)
                                                              ------           -----
Unrecognized net loss                                             14               3
Unrecognized prior service cost                                    1               -
Unamortized net transition obligation                              1               -
Adjustment required to recognize minimum liability                (9)              -
                                                              ------           -----
  Accrued pension liability                                   $  (32)          $  (8)
                                                              ======           =====

Prior to December 31, 1996, BNSF sponsored 401(k) thrift and profit sharing plans through its subsidiaries, BNI and SFP, which covered substantially all non-union employees and certain union employees. The plans covering non-union employees were merged on December 31, 1996. Under the merged plan, BNSF matches 50 percent of the first 6 percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF's performance, an additional matching contribution of up to 30 percent of the first 6 percent can be made at the end of the year. The prior BNI plan matched 35 percent of the first 6 percent of non-union employees' contributions, at the end of each quarter and depending on BNI's performance, matched an additional 20 to 40 percent at the end of the year. The prior SFP plan matched 100 percent of the first 4 percent of non-union employees' contributions and 25 percent of the first 4 percent of union employees' contributions. Under the prior plans, BNI employees were immediately fully vested in the employer match, while SFP employees became vested on a five year schedule based on length of service. As part of the transition to the BNSF plan, former SFP employees became fully vested in the employee match made through December 31, 1996. Employer contributions made subsequent to December 31, 1996, for all non-union employees, are subject to the five year length of service vesting schedule. BNSF's 401(k) matching expense was $13 million in 1996 and 1995, and $8 million in 1994.

15. OTHER POSTEMPLOYMENT BENEFIT PLANS

BNSF provides life insurance benefits to eligible former BNI non-union employees. The life insurance plan is noncontributory and covers retirees only. The postretirement benefit cost related to former BNI employees were $1 million in each of the three years ended December 31, 1996, 1995 and 1994, respectively.

BNSF's policy is to fund benefits payable under the life insurance plan as they come due. The accumulated postretirement benefit obligation related to the former BNI plan was approximately $17 million at December 31, 1996 and 1995.

Salaried employees of the former SFP who have rendered 10 years of service after attaining age 45 are eligible for both medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries.

Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is noncontributory and covers retirees only. Components of SFP's postretirement benefit cost related to former SFP employees relating to its medical and life insurance plans were as follows (in millions):

                                                       Life
                                                  Insurance Plan                      Medical Plan
                                               ---------------------             ---------------------
                                               1996             1995(1)          1996             1995(1)
                                               ----             ----             ----             ----
Service cost                                   $ -              $ -              $ 5              $ 1
Interest cost                                    4                1               12                3
Net amortization and deferred amounts            -                -                -               (2)
                                               ---              ---              ---              ---
  Net postretirement benefit cost              $ 4              $ 1              $17              $ 2
                                               ===              ===              ===              ===

(1) Includes only the components of postretirement benefit cost from September 22, 1995 to December 31, 1995.

BNSF's policy is to fund benefits payable under the medical and life insurance plans as they come due. The following table shows the reconciliation of the plans' obligations to amounts accrued at December 31, 1996 and 1995 (in millions). The former SFP plan uses a September 30 measurement date.

                                                       Life
                                                  Insurance Plan                      Medical Plan
                                               ---------------------             ---------------------
                                               1996             1995             1996             1995
                                               ----             ----             ----             ----
Accumulated postretirement benefit
  obligation:
    Retirees                                   $43              $45              $119             $130
    Fully eligible active participants           -                -                11               15
    Other active participants                    4                4                33               40
                                               ---              ---              ----             ----
                                                47               49               163              185
Unrecognized net loss                           (1)              (2)               (3)              (8)
                                               ---              ---              ----             ----
  Accrued postretirement benefit cost          $46              $47              $160             $177
                                               ===              ===              ====             ====

For 1996, the assumed health care cost trend rate for managed care medical costs is 10.5 percent and is assumed to decrease gradually to 5 percent by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend rate is 12 percent and is assumed to decrease gradually to 5 percent by 2006 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation for the medical plan by $20 million and the combined service and interest components of net periodic postretirement benefit cost recognized in 1996 by $2 million.

For 1996, the weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7.75 percent and the assumed weighted-average salary increase was 4.0 percent.

Other Plans

Under collective bargaining agreements, BNSF Railway participates in multiemployer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $14 million in 1996, $11 million in 1995 and $10 million in 1994.

16. COMMON STOCK AND STOCKHOLDER'S EQUITY

BNSF Railway is authorized to issue 1,000 shares of common stock, $1 Par Value. At December 31, 1996 all 1,000 shares were issued and outstanding.

Prior to December 31, 1996 (the date BNRR and ATSF merged), BNRR had 1,000 shares of no par value common stock authorized, issued and outstanding, and ATSF had 100 shares of $10 par value common stock authorized, issued and outstanding.

As discussed previously, the 1995 business combination with SFP was accounted for by the purchase method. The historical costs of ATSF's net assets, together with fair value adjustments, resulted in a capital contribution to

BNSF Railway of $5,301 million on September 22, 1995. Note 17 discusses the capital contribution receivable from SFP that BNSF Railway assumed from ATSF.

As a result of the merger, certain investments in third parties held by both BNRR and ATSF, which were previously recorded on the cost method, were converted to the equity method due to BNSF Railways's combined ownership position and ability to exercise significant influence. As such, $26 million, which is net of deferred taxes of $17 million, was recorded in 1995 as an increase to retained earnings to reflect BNRR's undistributed equity in earnings since initial investment. ATSF's investments were adjusted to fair value upon the application of purchase accounting.

17.  RELATED PARTY TRANSACTIONS

In addition to various corporate-related transactions with SFP and BNSF as described in various notes to the consolidated financial statements, BNSF Railway rents, under operating leases, rolling stock and other property from BN Leasing Corporation (BNLC), a wholly owned subsidiary of SFP. During 1996, 1995 and 1994, lease expense of $59 million, $56 million and $49 million was recorded by BNSF Railway for operating leases with BNLC.

Additionally, BNSF Railway has various intercompany borrowings with affiliates above the BNSF Railway level. The following is a summary of intercompany notes receivable balances (in millions):


December 31,                                               1996             1995
--------------------------------------------------------------------------------
Note receivable from Parent                                $460             $597
Note receivable from BNLC for hub centers                    28               28
Note receivable from BNLC for rail facilities                41               41
                                                           ----             ----

Total intercompany notes receivable                        $529             $666
                                                           ====             ====


Intercompany advances to Parent are payable on demand with semi-annual interest payments at a variable rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest income is reflected in Interest income, related parties.

In prior years, BNRR transferred the Denver and Houston hub centers to Burlington Northern Railroad Holdings,Inc.(BNRRHI), a wholly owned subsidiary of BNRR. BNRRHI subsequently sold the hub centers to BNLC. The hub centers, with a combined book value of $22 million, were sold for the fair market value of $28 million. BNRRHI received two promissory notes due October 31, 2000, with interest at 10.05 percent from BNLC for the total sale price. No gain was recorded on the sale of the property.

In prior years, BNRR purchased certain rail facilities at and between Ortonville, Minnesota and Terry, Montana from the South Dakota Rail Authority. These properties were subsequently sold to BNLC for the recorded net book value of the property. BNRR received a promissory note from BNLC for the purchase price of $41 million. Interest at a rate of 10.0 percent is due annually. Principal is due at maturity on August 31, 2001. No gain or loss was recorded on the sale of the property.

In 1989, the stock of Santa Fe Financial Holdings ("Financial Holdings") was contributed to the capital of ATSF. The assets of Financial Holdings include a demand note receivable from SFP including accrued interest, net of tax. This note had previously been contributed to the capital of Financial Holdings by SFP. For financial reporting purposes, this note is presented in the consolidated financial statements of BNSF Railway as a capital contribution receivable. The demand note bears interest payable semi-annually at 1.0% above the monthly average of the effective Federal Funds rate.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for these plans in accordance with Accounting Principles Board Opinion 25 and was not material in 1996, 1995 or 1994.


18. QUARTERLY FINANCIAL DATA-UNAUDITED


(Dollars in millions, except per share data)
-----------------------------------------------------------------------------------------------------------
                                                 Fourth           Third            Second           First
                                                 ------           -----            ------           -----

1996 (1)
Revenues (2)                                     $2,092           $2,044           $2,024           $2,027
Operating income (3)                                461              460              407              374
Net income (4)                                      271              277              241              223


1995 (1)
Revenues (2)                                     $2,087           $1,455           $1,279           $1,342
Operating income (loss) (3) (5)                    (182)             275              234              225
  Income (loss) before cumulative effect
    of change in accounting method                 (129)             155              137              128
  Cumulative effect of change in accounting
    method, net of tax (6)                            -                -                -             (100)
Net income (loss) (4)                              (129)             155              137              28


(1) Amounts do not agree to previously reported amounts due to certain reclassifications between revenues and expenses and the inclusion of ATSF results.

(2) Amounts previously reported for the first, second and third quarters of 1996 did not include ATSF revenues of $711 million, $729 million and $750 million, respectively. Additionally, includes ATSF revenues for the third and fourth quarters of 1995 of $73 million and $729 million, respectively.

(3) Amounts previously reported for the first, second and third quarters of 1996 did not include ATSF operating income of $133 million, $143 million and $168 million, respectively. Additionally, includes ATSF operating income for the third and fourth quarters of 1995 of $16 million and $123 million, respectively. (4) Amounts previously reported for the first, second and third quarters of 1996 did not include ATSF net income of $77 million, $79 million and $97 million, respectively. Additionally, includes ATSF net income for the third and fourth quarters of 1995 of $9 million and $71 million, respectively.

(5) Results include pre-tax charges of $587 million, $72 million and $12 million for the fourth, third and second quarters of 1995, respectively related to merger, severance and asset charges as discussed in Note 3.

(6) Effective January 1, 1995, BNSF Railway changed its accounting for locomotive overhauls. The cumulative effect of this change attributable to years prior to 1995 was to decrease net income by $100 million.

                                                                  SCHEDULE II



              THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN MILLIONS)



        Column A                Column B          Column C         Column D          Column E            Column F
        --------                --------          --------         --------          --------            --------
                               Balance at        Additions         Addition                             Balance at
                               Beginning         Charged to         of ATSF                               End of
Description                    of Period           Income         Accrual (1)     Deductions (2)        Period (3)
-----------                    ----------        ----------       -----------     --------------        ----------

December 31, 1996:
Casualty and
environmental liabilities         $916              $262             $  -              $368                $810
                                  ====              ====             ====              ====                ====

December 31, 1995:
Casualty and
environmental liabilities         $636              $165             $320              $205                $916
                                  ====              ====             ====              ====                ====

December 31, 1994:
Casualty and
environmental liabilities         $689              $183             $  -              $236                $636
                                  ====              ====             ====              ====                ====



Notes:

(1)   Represents ATSF's recorded liability at date of Merger.

(2)   Principally represents cash payments.

(3)   Classified in the consolidated balance sheets as follows:



                                                       1996    1995    1994
                                                       ----    ----    ----
Casualty and environmental liabilities (current)       $267    $290    $221
Casualty and environmental liabilities (noncurrent)     543     626     415
                                                       ----    ----    ----
                                                       $810    $916    $636
                                                       ====    ====    ====

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS


EXHIBIT
-------
NUMBER   DESCRIPTION
------   -----------

2 Agreement and Plan of Merger dated December 30, 1996 between Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company.

3.1 Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company effective December 31, 1996.

3.2      By-Laws as amended through July 17, 1991.  Incorporated by reference to
         Exhibit 3.2 to BNRR's Report on Form 10-K for the fiscal year ended December 31, 1991.

4 BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway's total assets. Copies of any such material instruments will be furnished to the Securities and Exchange Commission upon request.

12 Statement regarding the computation of ratio of earnings to fixed charges.

27       Financial Data Schedule.