Form 10-Q
period 1997-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1997-05-15
CIK 15511

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

 |  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
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


                                (817) 333-2000
             Registrant's telephone number, including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No


                                                      Shares Outstanding
            Class                                    as of April 30, 1997

Common Stock, par value $1.00*                         1,000 shares


*The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Santa Fe Pacific Corporation (SFP) which is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation and there is no market data with respect to registrant's shares.


Registrant meets the conditions set forth in General Instruction H(1) (a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                Three Months Ended
                                     March 31,
                                   1997     1996
                                  -------  ------

Revenues                          $2,035   $2,027


Operating expenses:
  Compensation and benefits          693      668
  Purchased services                 228      223
  Equipment rents                    215      192
  Fuel                               196      168
  Depreciation and amortization      181      178
  Materials and other                201      224
                                  -------  ------
    Total operating expenses       1,714    1,653
                                  -------  ------

Operating income                     321      374
Interest expense                      26       23
Interest income, related parties       7       10
Other income (expense), net           (1)       1
                                  -------  ------

Income before income taxes           301      362
Income tax expense                   114      139
                                  -------  ------

Net income                        $  187   $  223
                                  =======  ======






See accompanying notes to consolidated financial statements.



    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                   March 31,   December 31,
                                                      1997       1996
                                                   ----------  --------
ASSETS

Current assets:

  Cash and cash equivalents                        $     100   $    95
  Accounts receivable, net                               866       757
  Materials and supplies                                 230       222
  Current portion of deferred income taxes               304       306
  Other current assets                                    32        30
                                                   ----------  --------
      Total current assets                             1,532     1,410

Property and equipment, net                           17,262    17,164
Intercompany notes receivable                             73       529
Other assets                                             570       559
                                                   ----------  --------

      Total assets                                 $  19,437   $19,662
                                                   ==========  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $   2,087   $ 2,421
  Long-term debt due within one year                      88       157
                                                   ----------  --------
      Total current liabilities                        2,175     2,578

Long-term debt                                         1,233     1,243
Deferred income taxes                                  4,527     4,473
Casualty and environmental liabilities                   532       543
Employee, merger and separation costs                    451       466
Other liabilities                                        928       957
                                                   ----------  --------
      Total liabilities                                9,846    10,260
                                                   ----------  --------

Commitments and contingencies (See note 3)

Stockholder's equity:
  Common stock, $1 par value,(1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                  10,373    10,312
  Retained earnings                                    3,098     2,910
  Capital contribution receivable                     (3,880)   (3,820)
                                                   ----------  --------
      Total stockholder's equity                       9,591     9,402
                                                   ----------  --------
        Total liabilities and stockholder's
          equity                                   $  19,437   $19,662
                                                   ==========  ========




See accompanying notes to consolidated financial statements.



    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                    Three Months Ended
                                                         March 31,
                                                       1997    1996
                                                      ------  ------

Operating Activities:

  Net income                                          $ 187   $ 223
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     181     178
      Deferred income taxes                              56      81
      Employee, merger and separation costs paid        (31)    (56)
      Other, net                                        (28)     22
      Changes in working capital                       (451)    (41)
                                                      ------  ------
Net cash provided by (used for) operating activities    (86)    407
                                                      ------  ------

Investing Activities:
  Cash used for capital expenditures                   (252)   (298)
  Other, net                                            (36)      3
                                                      ------  ------
Net cash used for investing activities                 (288)   (295)
                                                      ------  ------

Financing Activities:
  Net increase (decrease) in commercial paper             -    (224)
  Proceeds from issuance of long-term debt               21       -
  Payments on long-term debt                            (99)    (23)
  Net decrease in intercompany note receivable          456     168
  Other, net                                              1      (1)
                                                      ------  ------
Net cash provided by (used for) financing activities    379     (80)
                                                      ------  ------

Increase in cash and cash equivalents                     5      32
Cash and cash equivalents:
  Beginning of period                                    95      54
                                                      ------  ------
  End of period                                       $ 100   $  86
                                                      ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized           $  21   $  18
  Income taxes paid (refunded), net                     174       1
  Assets financed through capital lease obligations       -      13






See accompanying notes to consolidated financial statements.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the The Burlington Northern and Santa Fe Railway Company ("Railway" or "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The Company was formerly known as Burlington Northern Railroad Company (BNRR). The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR and the nameof the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Railway is a wholly-owned subsidiary of Santa Fe Pacific Corporation (SFP) which in turn is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly Railway's consolidated financial position as of March 31, 1997 and December 31, 1996 and the consolidated results of operations for the three month periods ended March 31, 1997 and 1996 have been included.

For accounting purposes, the merging of BNRR and ATSF was treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the results of operations and cashflows for the three months ended March 31, 1996 represent the combined results of Railway and will differ from amounts reported in the BNRR Form 10-Q for the three months ended March 31, 1996.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $551 million are included in the consolidated balance sheet at March 31, 1997. During the first quarter of 1997, the Company paid $31 million of employee, merger and separation costs.

At March 31, 1997, approximately $100 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years.

In addition to the above, certain merger and separation costs, including relocation costs associated with clerical employees, will be recorded as operating expenses in 1997 and future periods. The ultimate timing and magnitude of any such future expense is presently unknown.

3. Environmental and other contingencies

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. Railway's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980, also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site.

Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 345 sites, at which it is being asked to participate in the study and / or clean-up of alleged environmental contamination. Railway paid approximately $13 million during the first three months of 1997 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Railway has accruals of approximately $220 million for remediation and restoration of all known sites. Railway anticipates that the majority of the accrued costs at March 31, 1997 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, Railway's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, expenditures associated with such liabilities are typically paid out over a long period; therefore, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on Railway's consolidated financial position or liquidity.

The railroad industry, including Railway, will become subject to future requirements regulating air emissions from diesel locomotives that may increase their operating costs. Proposed regulations applicable to new locomotive engines were issued by the Environmental Protection Agency in early 1997, with final regulations to be promulgated by the end of the year. It is anticipated that these regulations will be effective for new locomotive engines installed after 1999 and through 2010 and will preempt state regulation of locomotive emission standards. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts.
At this time, the State of California has indicated to the Environmental Protection Agency that it will support the proposed federal rule subject to slight technical modifications.

Other claims and litigation

Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

4. Hedging activities

Fuel

Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent Railway hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of March 31, 1997, Railway had entered into forward purchases for approximately 77 million gallons at an average price of approximately 58 cents per gallon, and fuel swaps for approximately 680 million gallons at an average price of approximately 54 cents per gallon. A majority of these contracts have expiration dates ranging from June 1997 to December 1998 with an additional 10 million gallons expiring in 1999.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of Railway's diesel fuel.

Railway's current fuel hedging program covers approximately 50 percent of projected fuel purchases for the remaining nine months of 1997, approximately 30 percent of estimated 1998 fuel purchases and less than one percent of estimated 1999 fuel purchases. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from Railway's fuel hedging transactions were approximately $4 million at March 31, 1997. Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5. Related party transactions

Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business which include payments made on each other's behalf and performance of services. During the first quarter of 1997 Railway made intercompany payments to SFP of $174 million for state and federal income taxes, which are reflected in changes in working capital in the consolidated statement of cashflows.

Additionally, during the first quarter of 1997 Railway had net borrowings from BNSF of $456 million used to fund capital expenditures, payments of taxes and other operating activities. These borrowings reduced intercompany notes receivable from $529 million to $73 million. Interest is paid on intercompany notes receivable at a rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest income is reflected in Interest income, related parties. The notes are due on demand.

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company ("Railway", "Registrant" or "Company"). Railway was formerly known as Burlington Northern Railroad Company (BNRR). The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR and the name of the survivng entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Railway recorded net income for the first quarter of 1997 of $187 million compared with first quarter 1996 net income of $223 million. The decrease in net income is primarily due to severe weather which affected Railway operations throughout the Northern Plains and Pacific Northwest for large portions of first quarter 1997. The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather resulted in lost revenue opportunities of approximately $100 million and increased operating expenses of at least $50 million.

REVENUES

The following table presents Railway's revenue information by commodity for the three months ended March 31, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.



                                                              Revenue
                                               Revenue      Per Thousand
                              Revenues        Ton Miles       Ton Miles
                             1997  1996     1997     1996    1997    1996
                          (In Millions)    (In Millions)


Intermodal                $  527  $  491  18,232   16,701  $28.91  $29.40
Coal                         489     478  39,653   40,960   12.33   11.67
Agricultural Commodities     292     340  15,152   17,318   19.27   19.63
Chemicals                    191     187   7,201    6,970   26.52   26.83
Forest Products              136     135   6,049    5,769   22.48   23.40
Consumer Goods               118     115   4,406    4,334   26.78   26.53
Automotive                   107      98   1,579    1,493   67.76   65.64
Metals                       101     105   4,408    4,979   22.91   21.09
Minerals                      74      72   2,940    2,686   25.17   26.81
                          ------  ------  ------  -------  ------  ------
Total Freight Revenues     2,035   2,021  99,620  101,210   20.43   19.97
Other Revenues                 -       6       -        -       -       -
                          ------  ------  ------  -------  ------  ------
Total Operating Revenues  $2,035  $2,027  99,620  101,210  $20.43  $19.97
                          ======  ======  ======  =======  ======  ======


Intermodal revenues of $527 million increased $36 million or 7 percent led by increases in direct and truckload sectors. The direct sector benefited from increased units shipped for UPS, Roadway and Consolidated Freightways. Truckload units increased due to higher traffic from J.B. Hunt and Schneider. Revenue ton miles increased due to growth in the Chicago/Southeast to California corridors.

Coal revenues of $489 million for the 1997 first quarter increased $11 million compared to revenues of $478 million for the 1996 first quarter. Although revenue ton miles decreased, tonnage shipped was slightly above 1996 levels.

Agricultural Commodities revenues of $292 million for the 1997 first quarter were $48 million lower than revenues of $340 million for the 1996 first quarter. This decrease is due primarily to weather-related service problems in the Northern Plains and Pacific Northwest affecting shipments of wheat, corn and soybeans, and a poor hard, red winter wheat crop.

Automotive revenues of $107 million for the 1997 first quarter increased $9 million compared to revenues of $98 million for the 1996 first quarter. The increase reflects new business with Honda in California and increases in General Motors shipments compared to the first quarter of 1996 when General Motors was experiencing a strike.

EXPENSES

Total operating expenses for the first quarter of 1997 were $1,714 million, an increase of $61 million or 4 percent, compared with operating expenses for the 1996 first quarter of $1,653 million. The operating ratio was 84.2 percent for the first quarter of 1997, compared with an 81.5 percent operating ratio for the first quarter 1996.

Compensation and benefits expenses of $693 million were $25 million or 4 percent higher than the first quarter of 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher because of wage increases to both salaried and union employees. These increases were partially offset by lower salaried employee incentive compensation expense due to the Company's performance relative to certain goals.

Equipment rents expenses for the first quarter of 1997 of $215 million were $23 million or 12 percent higher than the 1996 first quarter reflecting additional costs related to poorer rail car utilization caused by the adverse weather.

Fuel expenses of $196 million for the 1997 first quarter were $28 million higher than fuel expenses for the first quarter of 1996 primarily due to an 11 cent or 17% increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $201 million for the 1997 first quarter were $23 million or 10 percent lower compared to the 1996 first quarter which included costs associated with several major derailments.

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                         PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


CROW RESERVATION CROSSING ACCIDENT CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, of the lawsuit filed in Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) arising out of a 1993 accident at a Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The lawsuit was filed on behalf of the estates of the driver of the vehicle and the two passengers in the vehicle involved. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996. On February 6, 1996, a Crow Tribal Court jury rendered a verdict against Railway for compensatory damages in the total amount of $250 million. Subsequently, the plaintiffs filed a Notice and Request with the Tribal Appellate Court requesting, among other things, the entry of an order reducing the amount of the judgment to $25 million. On February 7, 1997, the Tribal Appellate Court issued an order setting forth its intention to grant the motion to reduce the judgment by remanding the matter to the trial court for the limited purpose of reducing the judgment in accordance with the request.

On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. Upon appeal of that decision by the Tribal Court plaintiffs to the United States Court of Appeals for the Ninth Circuit, the Ninth Circuit on January 29, 1997, issued an opinion which reversed the district court and remanded the matter to the trial court with instructions to dissolve the injunction. The basis for the appellate court's decision was that Railway had failed to exhaust its remedies in the tribal court. On April 10, 1997, the Ninth Circuit denied Railway's petition for rehearing and on April 17, 1997, issued an order granting a stay of its mandate to the District Court. Railway intends to petition the United States Supreme Court for a writ of certiorari. As a result, the trial court's injunction against enforcement of the judgment will stay in effect until the resolution of the petition for certiorari.

ENVIRONMENTAL PROCEEDING

Railway was issued a Notice of Violation by the Texas Natural Resource Conservation Commission with respect to the alleged failure to timely file wastewater discharge reports and other deficiencies at a facility in Silsbee, Texas. Railway settled the matter with an Agreed Order (TNRCC Docket No. 96-1755-1WD-E) dated May 5, 1997, which calls for payment of $117,520, ($17,628 of which is deferred contingent upon compliance with the Agreed Order), correction of alleged recordkeeping deficiencies, and a study of the ditch receiving the permitted discharges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1997:

 None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE BURLINGTON NORTHERN AND SANTA FE
                           RAILWAY COMPANY AND SUBSIDIARIES
                           (Registrant)




                           By:  /s/ THOMAS N. HUND
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
May 15, 1997

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX


  12 Statement regarding computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.