Form 10-Q
period 1997-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1997-08-14
CIK 15511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                                                    Shares Outstanding
            Class                                    as of July 31, 1997

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





                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                Three Months Ended  Six Months Ended
                                      June 30,          June 30,
                                   1997     1996     1997     1996
                                  ------   ------   ------   ------
Revenues                          $2,072   $2,024   $4,107   $4,051


Operating expenses:
  Compensation and benefits          652      638    1,345    1,306
  Purchased services                 220      216      448      439
  Equipment rents                    216      200      431      392
  Depreciation and amortization      180      177      361      355
  Fuel                               186      184      382      352
  Materials and other                166      202      367      426
                                  ------   ------   ------   ------
    Total operating expenses       1,620    1,617    3,334    3,270
                                  ------   ------   ------   ------
Operating income                     452      407      773      781
Interest expense                      28       22       54       45
Interest income, related parties       7        7       14       17
Other income (expense), net           (4)      (2)      (5)      (1)
                                  ------   ------   ------   ------
Income before income taxes           427      390      728      752
Income tax expense                   160      149      274      288
                                  ------   ------   ------   ------
Net income                        $  267   $  241   $  454   $  464
                                  ======   ======   ======   ======




See accompanying notes to consolidated financial statements.




    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                   June 30, December 31,
                                                     1997       1996
                                                   --------    -------
ASSETS

Current assets:


  Cash and cash equivalents                        $     106   $    95
  Accounts receivable, net                               642       674
  Materials and supplies                                 205       222
  Current portion of deferred income taxes               324       306
  Other current assets                                    46        30
                                                   ---------   -------
      Total current assets                             1,323     1,327

Property and equipment, net                           17,736    17,164
Intercompany notes receivable                            212       529
Other assets                                             577       559
                                                   ---------   -------

      Total assets                                 $  19,848   $19,579
                                                   =========   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $   2,032   $ 2,338
  Long-term debt due within one year                      86       157
                                                   ---------   -------
      Total current liabilities                        2,118     2,495

Long-term debt                                         1,303     1,243
Deferred income taxes                                  4,660     4,473
Casualty and environmental liabilities                   518       543
Employee, merger and separation costs                    440       466
Other liabilities                                        950       957
                                                   ---------   -------
      Total liabilities                                9,989    10,177
                                                   ---------   -------

Commitments and contingencies (See note 4)

Stockholder's equity:
  Common stock, $1 par value,(1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                  10,438    10,312
  Retained earnings                                    3,364     2,910
  Capital contribution receivable                     (3,943)   (3,820)
                                                   ---------   -------
      Total stockholder's equity                       9,859     9,402
                                                   ---------   -------
        Total liabilities and stockholder's
          equity                                   $  19,848   $19,579
                                                   =========   =======


See accompanying notes to consolidated financial statements.



    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                       1997    1996
                                                      -----   -----
Operating Activities:
  Net income                                          $ 454   $ 464
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     361     355
      Deferred income taxes                             169     126
      Employee, merger and separation costs paid        (55)    (98)
      Other, net                                        (53)   (100)
      Sale of accounts receivable                       320      30
      Changes in working capital                       (564)    (30)
                                                      -----   -----
Net cash provided by operating activities               632     747
                                                      -----   -----
Investing Activities:
  Cash used for capital expenditures                   (853)   (822)
  Other, net                                            (77)     15
                                                      -----   -----
Net cash used for investing activities                 (930)   (807)
                                                      -----   -----
Financing Activities:
  Net increase (decrease) in commercial paper             -    (224)
  Proceeds from issuance of long-term debt              114       -
  Payments on long-term debt                           (123)    (39)
  Net decrease in intercompany note receivable          317     332
  Other, net                                              1       -
                                                      -----   -----
Net cash provided by financing activities               309      69
                                                      -----   -----
Increase in cash and cash equivalents                    11       9
Cash and cash equivalents:
  Beginning of period                                    95      54
                                                      -----   -----
  End of period                                       $ 106   $  63
                                                      =====   =====
Supplemental cash flow information:
  Interest paid, net of amounts capitalized           $  47   $  43
  Income taxes paid, net of refunds                     178       2
  Assets financed through capital lease obligations       -      32


See accompanying notes to consolidated financial statements.

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with the Burlington Northern and Santa Fe Railway Company ("Railway" or "Company") Annual Report on Form 10-K for the year ended December 31, 1996. The Company was formerly known as Burlington Northern Railroad Company ("BNRR"). On December 31, 1996, the Atchison, Topeka and Santa Fe Railway Company ("ATSF") merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Railway is a wholly-owned subsidiary of Santa Fe Pacific Corporation ("SFP") which in turn is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly Railway's consolidated financial position as of June 30, 1997 and December 31, 1996 and the consolidated results of operations for the three and six month periods ended June 30, 1997 and 1996 have been included.

For accounting purposes, the merging of BNRR and ATSF was treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the results of operations and cashflows for the six months ended June 30, 1996 represent the combined results of Railway and will differ from amounts reported in the BNRR Form 10-Q for the six months ended June 30, 1996.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $527 million are included in the consolidated balance sheet at June 30, 1997. During the first six months of 1997, the Company paid $55 million of employee, merger and separation costs.

At June 30, 1997, approximately $87 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years.

In addition to the above, certain merger and separation costs, including relocation costs associated with clerical employees, have been recorded as operating expenses in 1997 and will be in future periods. The Company anticipates recording additional charges to operating expense within the next twelve months principally related to voluntary separations of clerical employees; however, the magnitude of such future expense is presently unknown.

3. Accounts receivable, net

As discussed in Note 7 to the consolidated financial statements included in The Burlington Northern and Santa Fe Railway Company Annual Report on Form 10-K for the year ended December 31, 1996, the Company had an accounts receivable sale agreement effective through 1999. In June 1997, this agreement was replaced by an amended and restated agreement which allows Railway, through a special purpose subsidiary, to sell up to $600 million of variable rate certificates which mature in 2002 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of Railway's accounts receivable which are used to support the certificates. At June 30, 1997, the maximum of $600 million of certificates sold were outstanding and were supported by receivables of approximately $1.2 billion in the master trust. Railway has retained the collection responsibility with respect to the accounts receivable held in trust. Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold. Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income (expense), net.

4. Environmental and other contingencies

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

Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 340 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. Railway paid approximately $20 million during the first six months of 1997 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Railway has accruals of approximately $214 million for remediation and restoration of all known sites. Railway anticipates that the majority of the accrued costs at June 30, 1997 will be paid over the next five years. No individual site is considered to be material.

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

As of June 30, 1997, Railway had entered into forward purchases for approximately 110 million gallons at an average price of approximately 58 cents per gallon, and fuel swaps for approximately 740 million gallons at an average price of approximately 54 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of Railway's diesel fuel.

These contracts have expiration dates ranging from September 1997 to December 1999, with 370 million gallons expiring during the last six months of 1997, 430 million gallons expiring in 1998 and 50 million gallons expiring in 1999. Railway's current fuel hedging program covers approximately 70 percent of projected fuel purchases for the remaining six months of 1997, approximately 40 percent of estimated 1998 fuel purchases and approximately 5 percent of estimated 1999 fuel purchases. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from Railway's fuel hedging transactions were approximately $1 million at June 30, 1997. Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

6. Related party transactions

Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business which include payments made on each other's behalf and performance of services. During the six months of 1997 Railway made intercompany payments to SFP of $178 million for state and federal income taxes, which are reflected in changes in working capital in the consolidated statement of cashflows.

Additionally, during the first quarter of 1997 Railway had net borrowings from BNSF of $317 million used to fund capital expenditures, payments of taxes and other operating activities. These borrowings reduced intercompany notes receivable from $529 million to $212 million. Interest is paid on intercompany notes receivable at a rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest income is reflected in Interest income, related parties. The notes are due on demand.

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company ("Railway", "Registrant" or "Company"). Railway was formerly known as Burlington Northern Railroad Company ("BNRR"). On December 31, 1996, the Atchison, Topeka and Santa Fe Railway Company ("ATSF") merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Railway recorded net income for the first six months of 1997 of $454 million compared with net income of $464 million for the first six months of 1996. The decrease in net income is primarily due to severe weather in the first quarter of 1997 which affected Railway's operations throughout the Northern Plains and Pacific Northwest ("PNW") for large portions of the first quarter, partially offset by improved second quarter 1997 results. The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather in the first quarter of 1997 resulted in lost revenue opportunities of approximately $100 million and increased operating expenses of at least $50 million.

REVENUES

The following table presents Railway's revenue information by commodity for the six months ended June 30, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.



                                                                Revenue
                                                Revenue      Per Thousand
                             Revenues          Ton Miles       Ton Miles
                           1997    1996      1997     1996   1997    1996
                           (In Millions)     (In Millions)
                          ------   ------  ------- -------  ------  ------

Intermodal                $1,090   $  994   37,902  34,187  $28.76  $29.08
Coal                         971      968   81,707  82,696   11.88   11.71
Agricultural Commodities     531      607   27,821  31,772   19.09   19.10
Chemicals                    403      386   14,966  14,455   26.93   26.70
Forest Products              283      273   12,659  12,180   22.36   22.41
Consumer Goods               246      237    9,326   8,833   26.38   26.83
Automotive                   215      208    3,322   3,137   64.72   66.31
Metals                       206      208    9,238  10,038   22.30   20.72
Minerals                     165      154    6,488   5,761   25.43   26.73
                          ------   ------  ------- -------  ------  ------
Total Freight Revenues     4,110    4,035  203,429 203,059   20.20   19.87
Other Revenues                (3)      16        -       -       -       -
                          ------   ------  ------- -------  ------  ------
Total Operating Revenues  $4,107   $4,051  203,429 203,059  $20.20  $19.87
                          ======   ======  ======= =======  ======  ======

Intermodal revenues of $1,090 million for the first six months of 1997 increased by $96 million compared to revenues for the same period of 1996. The increase was due to improved results in all segments. The direct segment benefited from increased units shipped for UPS, Yellow Freight, Roadway and Consolidated Freightways. Truckload revenue increased due to volume growth from J.B. Hunt and Schneider. International revenues were up due to volume gains for OOCL, Hanjin, Hyundai, and Cosco.

Agricultural Commodities revenues of $531 million for the first half of 1997 were $76 million lower than revenues for the 1996 first six months. This decrease was due primarily to first quarter weather-related service problems in the Northern Plains and PNW which principally affected corn shipments and a decrease in shipments of wheat for export due to United States uncompetitiveness in the world market.

Chemicals revenues of $403 for the first half of 1997 were $17 million or 4 percent higher than the first half of 1996 and were led primarily by growth in petroleum and plastics revenues.

Forest Products revenues of $283 million for the six months ended June 30, 1997 increased $10 million or 4 percent compared to the same period of 1996. The increase was due primarily due to increased demand in the paper and construction industries.

Minerals revenues of $165 for the first half of 1997 were $11 million or 7 percent higher than the first half of 1996 led primarily by increased revenues in the clay and sodium compound segments.

EXPENSES

Total operating expenses for the first six months of 1997 were $3,334 million, an increase of $64 million or 2 percent, compared with operating expenses for the first six months of 1996 of $3,270 million. The operating ratio was 81.2 percent for the first six months of 1997, compared with an 80.7 percent operating ratio for the same 1996 period.

Compensation and benefit expenses of $1,345 million were $39 million or 3 percent higher than the first six months of 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher because of 1997 wage increases to both salaried and union employees. These increases were partially offset by lower salaried employee incentive compensation expense due to the Company's first quarter 1997 performance relative to certain goals.

Equipment rents expenses for the first six months of 1997 of $431 million were $39 million or 10 percent higher than the first six months of 1996. The increase was primarily due to poor railcar utilization in the first quarter caused by adverse weather and higher leased railcar expense.

Fuel expenses of $382 million for the first six months of 1997 were $30 million higher than fuel expenses for the first six months of 1996 due to an 6 cent or 9 percent increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $367 million for the first six months of 1997 were $59 million or 14 percent lower than the first six months of 1996. The decrease was primarily due to lower derailment and personal injury expenses.

Interest expense for the first six months of 1997 was $54 million compared with interest expense of $45 million for the first six months of 1996. The increase is primarily due to higher debt levels partially offset by lower interest rates.

OTHER MATTERS

UNITED PARCEL SERVICE STRIKE

United Parcel Service of America ("UPS") is Railway's largest intermodal customer. On Monday, August 4, 1997, a strike against UPS by members of the International Brotherhood of Teamsters was initiated. As of August 14, 1997, this labor dispute has not been resolved.

As the timing of a settlement is currently unknown, it is impossible to determine the ultimate effect of the strike on Railway intermodal revenues or results of operations; however, the Company estimates that lost revenues through August 13 were approximately $8 million. If the strike continues, it is expected that there will be additional reductions in Railway's revenues and results of operations; however, the Company does not believe that the strike will significantly affect its financial condition.

                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


CROW RESERVATION CROSSING ACCIDENT CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 and in its Current Report on Form 10-Q for the quarter ended March 31, 1997 of the lawsuit filed in Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) arising out of a 1993 accident at a Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The lawsuit was filed on behalf of the estates of the driver of the vehicle and the two passengers in the vehicle involved. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996. On February 6, 1996, a Crow Tribal Court jury rendered a verdict against Railway for compensatory damages in the total amount of $250 million. Subsequently, the plaintiffs filed a Notice and Request with the Tribal Appellate Court requesting, among other things, the entry of an order reducing the amount of the judgment from $250 million to $25 million in compensatory damages and, on June 17, 1997, the Tribal Appellate Court issued an order remanding the matter to the trial court for the limited purpose of reducing the judgment in accordance with the request.

On February 26, 1996, the Federal District Court for the District of
Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. Upon appeal of that decision by the Tribal Court plaintiffs to the United States Court of Appeals for the Ninth Circuit, the Ninth Circuit issued an opinion on January 29, 1997 which reversed the district court and remanded the matter to the trial court with instructions to dissolve the injunction. The basis for the appellate court's decision was
that Railway had failed to exhaust its remedies in the tribal court.   On
April 10, 1997, the Ninth Circuit denied Railway's petition for rehearing and on April 17, 1997, issued an order granting a stay of its mandate to the district court. Railway petitioned the United States Supreme Court for a writ of certiorari on May 16, 1997 with respect to the Ninth Circuit's decision. The Supreme Court has not issued a ruling on that petition.

COAL TRANSPORTATION CONTRACT LITIGATION

Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1996 of the action filed by Southwestern Electric Power Company ("SWEPCO") against Railway in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the coal transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720), the judgment in which case was reversed on April 30, 1996 by the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). On October 14, 1996, SWEPCO applied for discretionary review of the Court of Appeals decision by the Texas Supreme Court. On June 12, 1997, the Texas Supreme Court granted SWEPCO's application for writ of error. Oral argument on the case is set for October 8, 1997.

ICC MERGER CASE

Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 to the challenges to the railroad merger and control order served by the Interstate Commerce Commission ("ICC") on August 23, 1995 in Finance Docket No. 32549 (Burlington Northern Inc. and Burlington Northern Railroad Company--Control and Merger--Santa Fe Pacific Corporation and The Atchison, Topeka and Santa Fe Railway Company). Several petitions for reconsideration or to reopen the ICC's decision were filed by parties to the proceeding and all were denied. The principal appellate challenges to the ICC decision were rejected by the United States Court of Appeals for the District of Columbia on March 28, 1997, and the remaining challenge was voluntarily dismissed by the petitioner on June 16, 1997. This matter is now considered terminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.  Reports on Form 8-K

         The Registrant filed the following Current Reports on Form 8-K during the six months ended June 30, 1997:

         None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE BURLINGTON NORTHERN
                           AND SANTA FE RAILWAY COMPANY
                           (Registrant)




                           By:  /s/ THOMAS N. HUND
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
August 14, 1997




                                EXHIBIT INDEX



  12              Computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.