Form 10-Q
period 1997-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 1997-11-14
CIK 15511

-





                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


                                                    Shares Outstanding
            Class                                 as of October 31, 1997

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

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                              Three Months Ended  Nine Months Ended
                                 September 30,      September 30,
                                ---------------    --------------
                                  1997    1996      1997    1996
                                  ----    ----      ----    ----


Revenues                          $2,145   $2,044  $6,252   $6,095


Operating expenses:
  Compensation and benefits          661      633   2,006    1,939
  Purchased services                 225      219     673      658
  Equipment rents                    215      200     646      592
  Depreciation and amortization      188      182     549      537

  Fuel                               173      173     555      525
  Materials and other                153      177     520      603
                                  ------   ------  ------   ------
    Total operating expenses       1,615    1,584   4,949    4,854
                                  ------   ------  ------   ------

Operating income                     530      460   1,303    1,241
Interest expense                      31       26      85       71
Interest income, related parties       8        7      22       24
Other income (expense), net          (12)       8     (17)       7
                                  ------   ------  ------   ------


Income before income taxes           495      449   1,223    1,201
Income tax expense                   180      172     454      460
                                  ------   ------  ------   ------


Net income                        $  315   $  277  $  769   $  741
                                  ======   ======  ======   ======






See accompanying notes to consolidated financial statements.












    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                 September 30, December 31,
                                                     1997         1996
                                                 ------------  -----------

Current assets:



  Cash and cash equivalents                        $   118   $    95
  Accounts receivable, net                             767       674
  Materials and supplies                               219       222
  Current portion of deferred income taxes             327       306
  Other current assets                                  43        30
                                                   -------   -------
      Total current assets                           1,474     1,327

Property and equipment, net                         18,240    17,164
Intercompany notes receivable                          103       529
Other assets                                           585       559
                                                   -------   -------

      Total assets                                 $20,402   $19,579
                                                   =======   =======


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $ 2,169   $ 2,338
  Long-term debt due within one year                    91       157
                                                   -------   -------
      Total current liabilities                      2,260     2,495

Long-term debt                                       1,335     1,243
Deferred income taxes                                4,801     4,473
Casualty and environmental liabilities                 491       543
Employee, merger and separation costs                  423       466
Other liabilities                                      918       957
                                                   -------   -------
      Total liabilities                             10,228    10,177
                                                   -------   -------

Commitments and contingencies (See note 4)

Stockholder's equity:
  Common stock, $1 par value, (1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                10,504    10,312
  Retained earnings                                  3,679     2,910
  Capital contribution receivable                   (4,009)   (3,820)
                                                   -------   -------
      Total stockholder's equity                    10,174     9,402
                                                   -------   -------
        Total liabilities and stockholder's
          equity                                   $20,402   $19,579
                                                   =======   =======


See accompanying notes to consolidated financial statements.




    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                         1997     1996
                                                         ----     ----


Operating Activities:
  Net income                                         $   769   $   741
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      549       537
      Deferred income taxes                              307       295
      Employee, merger and separation costs paid         (86)     (153)
      Other, net                                        (108)      (22)
      Sale of accounts receivable                        320         5
      Changes in working capital                        (550)       12
                                                     -------   -------
Net cash provided by operating activities              1,201     1,415
                                                     -------   -------

Investing Activities:
  Cash used for capital expenditures                  (1,508)   (1,328)
  Other, net                                            (124)      (82)
                                                     -------   -------
Net cash used for investing activities                (1,632)   (1,410)
                                                     -------   -------

Financing Activities:
  Net decrease in commercial paper                         -      (224)
  Proceeds from issuance of long-term debt               179       105
  Payments on long-term debt                            (151)      (41)
  Net decrease in intercompany note receivable           426       186
  Other, net                                               -        25
                                                     -------   -------
Net cash provided by financing activities                454        51
                                                     -------   -------

Increase in cash and cash equivalents                     23        56
Cash and cash equivalents:
  Beginning of period                                     95        54
                                                     -------   -------
  End of period                                      $   118   $   110
                                                     =======   =======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized          $    68   $    61

  Income taxes paid, net of refunds                      174         2

  Assets financed through capital lease obligations        1        38



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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly Railway's consolidated financial position as of September 30, 1997 and December 31, 1996 and the consolidated results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been included.

For accounting purposes, the merging of BNRR and ATSF was treated as a combination of subsidiaries for the periods in which they were under common control. Accordingly, the results of operations and cashflows for the nine months ended September 30, 1996 represent the combined results of Railway and will differ from amounts reported in the BNRR Form 10-Q for the nine months ended September 30, 1996.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee merger and separation liabilities totaling $497 million are included in the consolidated balance sheet at September 30, 1997. During the first nine months of 1997, the Company paid $86 million of employee, merger and separation costs.

At September 30, 1997, approximately $74 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years. In addition, certain merger related costs, including relocation costs for clerical employees, have been recorded as operating expenses.

The Company anticipates recording additional charges to operating expense in the near future principally related to voluntary separations of clerical employees. The magnitude and exact timing of such future expenses is presently unknown; however, it is possible that this additional charge could be taken as early as the fourth quarter of 1997.

3. Accounts receivable, net

As discussed in Note 7 to the consolidated financial statements included in Railway's Annual Report on Form 10-K for the year ended December 31, 1996, the Company had an accounts receivable sale agreement effective through 1999 which allowed the sale of up to $300 million in receivables. In June 1997, this agreement was replaced by an amended and restated agreement which allows Railway, through a special purpose subsidiary, to sell up to $600 million of variable rate certificates which mature in 2002 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of Railway's accounts receivable which are used to support the certificates. At September 30, 1997, the maximum of $600 million of certificates sold were outstanding and were supported by receivables of approximately $1.3 billion in the master trust. Railway has retained the collection responsibility with respect to the accounts receivable held in trust. Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold.
Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income (expense), net.

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

Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 340 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. Railway paid approximately $36 million during the first nine months of 1997 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. Railway has accruals of approximately $206 million for remediation and restoration of all known sites. Railway anticipates that the majority of the accrued costs at September 30, 1997, will be paid over the next five years. No individual site is considered to be material.

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

As of September 30, 1997, Railway had entered into forward purchases for approximately 57 million gallons at an average price of approximately 57 cents per gallon, and fuel swaps for approximately 649 million gallons at an average price of approximately 54 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of Railway's diesel fuel.

These contracts have expiration dates ranging from December 1997 to December 1999, with 189 million gallons expiring in 1997, 454 million gallons expiring in 1998 and 63 million gallons expiring in 1999. Railway's current fuel hedging program covers approximately 70 percent of projected fuel purchases for the fourth quarter of 1997, approximately 40 percent of estimated 1998 fuel purchases and approximately 5 percent of estimated 1999 fuel purchases. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from Railway's fuel hedging transactions were approximately $12 million as of September 30, 1997. Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

6. Related party transactions

Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business which include payments made on each other's behalf and performance of services. During the first nine months of 1997 Railway made intercompany payments to SFP of $174 million for state and federal income taxes, which are reflected in changes in working capital in the consolidated statement of cashflows.

Additionally, during the first nine months of 1997 Railway had net borrowings from BNSF of $426 million used to fund capital expenditures, payments of taxes and other operating activities. These borrowings reduced intercompany notes receivable from $529 million to $103 million. Interest is paid on intercompany notes receivable at a rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest income is reflected in Interest income, related parties. The notes are due on demand.



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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Railway net income for the nine-months ended September 30, 1997, was $769 million compared with 1996 net income for the same period of $741 million. The increase in net income is primarily due to improved operating results in the second and third quarters of 1997 largely offset by lower operating results in the first quarter as a result of severe weather conditions throughout the Northern Plains and the Pacific Northwest ("PNW"). The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather in the first quarter of 1997 resulted in lost revenue opportunities of approximately $100 million and increased operating expenses of at least $50 million.

REVENUES

The following table presents Railway's revenue information by commodity for the nine-months ended September 30, 1997 and 1996 and includes certain reclassifications of prior year information to conform to current year presentation.





                                                                 Revenue
                                               Revenue        Per Thousand
                             Revenues         Ton Miles         Ton Miles
                           ------------     -------------     -------------
                           1997    1996     1997     1996     1997     1996
                           ----    ----     ----     ----     ----     ----
                           (In Millions)     (In Millions)



Intermodal                $1,687   $1,528    57,994    52,370  $29.09  $29.18
Coal                       1,471    1,488   124,724   127,529   11.79   11.67
Agricultural Commodities     800      845    41,205    42,528   19.42   19.87
Chemicals                    599      578    22,412    21,568   26.73   26.80
Forest Products              428      419    19,040    19,181   22.48   21.84
Consumer Goods               377      353    14,434    13,822   26.12   25.54
Automotive                   317      300     5,059     4,492   62.66   66.79
Metals                       314      316    14,420    15,795   21.78   20.01
Minerals                     260      238    10,270     9,308   25.32   25.57
                          ------   ------   -------   -------  ------  ------

Total Freight Revenues     6,253    6,065   309,558   306,593   20.20   19.78
Other Revenues                (1)      30         -         -       -       -
                          ------   ------   -------   -------  ------  ------
Total Operating Revenues  $6,252   $6,095   309,558   306,593  $20.20  $19.78
                          ======   ======   =======   =======  ======  ======




Intermodal revenues of $1,687 million for the first nine months of 1997 increased by $159 million or 10 percent compared to revenues for the same period of 1996 due to improved results in all segments. The direct segment benefited from an increase in units shipped for Yellow Freight, Consolidated Freightways and Roadway slightly offset by the UPS strike in August 1997. Truckload revenue increased due to volume growth from J.B. Hunt and Schneider. International revenues were up due to volume gains for OOCL, Hyundai, and Cosco.

Agricultural Commodities revenues of $800 million for the first nine months of 1997 were $45 million or 5 percent lower than revenues for the same 1996 period. This decrease was due primarily to a decrease in shipments of wheat for export in the first and second quarter due to United States uncompetitiveness in the world market and first quarter weather related service problems in the Northern Plains and PNW. Those decreases were partially offset by a strong third quarter, led by an increase in export corn shipments through the PNW.

Consumer Goods revenues of $377 for the first nine months of 1997 were $24 million or 7 percent higher than the first nine months of 1996 led primarily by growth in volumes for the government and machinery, bulk food and waste product segments.

Automotive revenues of $317 million for the nine months ended September 30, 1997 increased $17 million or 6 percent compared to the same period of 1996. The increase was due to higher volume in the motor vehicles segment led by increased traffic from Honda.

Minerals revenues of $260 for the first nine months of 1997 were $22 million or 9 percent higher than the first nine months of 1996 led primarily by increased revenues in the clay and aggregates, rock and specialty minerals and sodium compounds segments.

EXPENSES

Total operating expenses for the first nine months of 1997 were $4,949 million, an increase of $95 million or 2 percent, compared with operating expenses for the first nine months of 1996 of $4,854 million. The operating ratio was 79.2 percent for the first nine months of 1997, compared with an
79.6 percent operating ratio for the same 1996 period.

Compensation and benefit expenses of $2,006 million were $67 million or 3 percent higher than the first nine months of 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher due to volume related increases in train crew costs and because of 1997 wage increases to both salaried and union employees. These increases were partially offset by lower salaried employee incentive compensation expense due to the Company's first quarter 1997 performance relative to certain goals.

Purchased services expenses of $673 million increased $15 million or 2 percent from the first nine months of 1996 due to volume related increases in various categories.

Equipment rents expenses for the first nine months of 1997 of $646 million were $54 million or 9 percent higher than the first nine months of 1996. The increase is due to lower rail equipment utilization, higher leased railcar expense and increased locomotive rents.

Fuel expenses of $555 million for the first nine months of 1997 were $30 million higher than the first nine months of 1996 due to a 5 percent increase in the average price paid per gallon of diesel fuel.

Materials and other expenses of $520 million for the first nine months of 1997 were $83 million or 14 percent lower than the first nine months of 1996. The decrease was primarily due to lower derailment and personal injury expenses reflecting the continuing benefits of employee safety programs.

Interest expense for the first nine months of 1997 was $85 million compared with interest expense of $71 million for the first nine months of 1996. The increase is primarily due to higher debt levels.



    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 CROW RESERVATION CROSSING ACCIDENT CASE

 Reference is made to the discussion in Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 and in its Current Reports on Form 10-Q for the quarter ended March 31, 1997 and June 30, 1997 of the lawsuit filed in Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) arising out of a 1993 accident at a Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The lawsuit was filed on behalf of the estates of the driver of the vehicle and the two passengers in the vehicle involved. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996. On February 6, 1996, a Crow Tribal Court jury rendered a verdict against Railway for compensatory damages in the total amount of $250 million. On August 19, 1997, the Tribal Court entered an amended judgment reducing the total amount of the judgment to $25 million. Railway's appeal from the amended judgment is pending before the Tribal Appellate Court.

 On February 26, 1996, the Federal District Court for the District of
 Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. Upon appeal of that decision by the Tribal Court plaintiffs to the United States Court of Appeals for the Ninth Circuit, the Ninth Circuit on January 29, 1997, issued an opinion which reversed the district court and remanded the matter to the trial court with instructions to dissolve the injunction. The basis for the appellate court's decision was
 that Railway had failed to exhaust its remedies in the tribal court.   On
 April 10, 1997, the Ninth Circuit denied Railway's petition for rehearing and, on April 17, 1997, issued an order granting a stay of its mandate to the district court. Railway petitioned the United States Supreme Court for a writ of certiorari on May 16, 1997 with respect to the Ninth Circuit's decision. On October 6, 1997, the Supreme Court issued an order in which it granted Railway's petition, vacated the Ninth Circuit's judgment and remanded the case to the Ninth Circuit for further consideration in light of the Supreme Court's recent decision in Strate v. A-1 Contractors, 117 S. Ct.
 1404 (1997).

 WHEAT AND BARLEY TRANSPORTATION RATES

 Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1996 of the class action lawsuit filed against Railway in the United States District Court for the District of Montana challenging the reasonableness of single-line transportation rates assessed from 1978 onward for transporting export wheat and barley from origins in Montana to ocean ports in the Pacific Northwest. In McCarty Farms, Inc., et al. v. Burlington Northern Inc., No. 37808 (August 14, 1997), a proceeding before the Interstate Commerce Commission ("ICC") reopened upon appellate court remand and transferred to the Surface Transportation Board ("STB"), successor to the ICC, the STB found that the challenged rates of Railway for export wheat and barley were not shown to be unreasonably high. The STB dismissed the proceeding in its entirety. Plaintiffs have appealed the decision to the United States Court of Appeals for the District of Columbia.



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





Schaumburg, Illinois
November 14, 1997




    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                                EXHIBIT INDEX


  12              Computation of ratio of earnings to fixed charges.

  27              Financial Data Schedule.






                                     E-1

                                                                    EXHIBIT 12





     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                     (IN MILLIONS, EXCEPT RATIO AMOUNTS)
                                 (UNAUDITED)

                                               Nine Months
                                            Ended September 30,
                                            ------------------
                                              1997     1996
                                              ----     ----
Earnings:



  Pre-tax income                              $1,223  $1,201

  Add:
    Interest and fixed charges,
      excluding capitalized interest              85      71

    Portion of rent under long-term
      operating leases representative
      of an interest factor                      157     150

    Amortization of capitalized interest           3       2

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                 7       9
                                              ------  ------


  Total earnings available for fixed charges  $1,461  $1,415
                                              ======  ======

Fixed charges:

  Interest and fixed charges                  $   98  $   81

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                       157     150
                                              ------  ------

  Total fixed charges                         $  255  $  231
                                              ======  ======

Ratio of earnings to fixed charges             5.73x   6.13x
