Form 10-K
period 1997-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1998-03-31
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to
                                   --------    --------
    Commission file number  1-6324
                          ---------

              THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                      41-6034000
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


         2650 Lou Menk Drive
          Fort Worth, Texas                                 76131-2830
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

                                             Title of each class
                                             -------------------

Burlington Northern Inc.             Northern Pacific Railway Company
 (Now The Burlington Northern and      General Lien Railway and
  Santa Fe Railway Company)             Land Grant 3% Bonds, due 2047
 Consolidated Mortgage Bonds
9.25%, Series H, due 2006            Great Northern Railway Company
6.55%, Series K, due 2020             General Mortgage Bonds
3.80%, Series L, due 2020              3 1/8%, Series O, due 2000
3.20%, Series M, due 2045              2 5/8%, Series Q, due 2010
8.15%, Series N, due 2020
6.55%, Series O, due 2020
8.15%, Series P, due 2020
                                     St. Louis-San Francisco Railway Company
                                      Income Debentures, 5%, Series A, due 2006


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
          ----------------------------------------------------------

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months [or for such shorter period that the registrant was required to file such reports], and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

          Class                                              Outstanding
          -----                                              -----------
Common Stock, par value $1.00
 as of February 28, 1998*                                    1,000 shares

*The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF); as a result there is no market data with respect to registrant's shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                      None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION J.

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I

Items 1 and 2. Business and Properties                                                                 1

Item 3. Legal Proceedings                                                                             10

PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters                                                                           16

Item 7. Management's Narrative Analysis of Results of Operations                                      16

Item 7A. Quanitative and Qualitative Disclosures About Market Risk                                    19

Item 8. Financial Statements and Supplementary Data                                                   20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          20

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              21

SIGNATURES                                                                                             22

REPORTS OF INDEPENDENT ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                 F-1

EXHIBIT INDEX                                                                                         E-1

                                     PART I

Items 1 and 2. Business and Properties

     The Burlington Northern and Santa Fe Railway Company ("BNSF Railway"), formerly known as the Burlington Northern Railroad Company ("BNRR"), was incorporated in the State of Delaware on January 13, 1961. BNSF Railway is a subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). On September 22, 1995, Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") became subsidiaries of BNSF pursuant to a business combination of the two companies.

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

     On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway.

     Through March 6, 1998, BNSF also had an equity interest in Santa Fe Pacific Pipeline Partners, L.P. and its operating subsidiary, which operated a 3,300-mile refined petroleum products pipeline system in six western and southwestern states, substantially all of which interest has now been sold. See "PIPELINE INVESTMENT."

     BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 1997, BNSF Railway had approximately 44,500 employees.


Track Configuration

     BNSF Railway operates over a railroad system consisting of, at December 31, 1997, approximately 34,000 route miles of track (excluding, among other things, second main track), approximately 25,400 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces.
Approximately 7,800 route miles of BNSF Railway's system consist of trackage rights which permit BNSF Railway to operate its trains with its crews over another railroad's tracks.

     As of December 31, 1997, the total BNSF Railway system (including first, second, third and fourth main tracks, yard tracks, and sidings) consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,600 miles operated under trackage rights agreements with other parties. At December 31, 1997, approximately 28,000 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,700 track miles of 131-pound per yard or heavier rail.

Equipment Configuration


     BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock (1995 represents pro forma BNSF Railway):



                                          At December 31,
                                          ---------------
                                      1997     1996     1995
                                     ------   ------   ------
Diesel Locomotives.................   4,697    4,434    4,277
                                     ======   ======   ======
Freight Cars:
     Box--general purpose..........   1,042    1,082    1,204
     Box--specially equipped.......  10,533   10,719   10,985
     Open Hopper...................  10,617   10,430   10,497
     Covered Hopper................  43,145   44,112   44,840
     Gondola.......................  11,845   11,714   11,467
     Refrigerator..................   6,606    6,817    7,216
     Autorack......................   3,588    3,597    3,600
     Flat..........................   5,454    5,508    5,774
     Tank..........................     491      493      505
     Caboose.......................     389      451      485
     Other.........................     732      732      734
                                     ------   ------   ------
     Total Freight Cars............  94,442   95,655   97,307
                                     ======   ======   ======
Domestic Containers................  15,513   15,595   16,230
Trailers...........................     721      821      834
Domestic Chassis...................   5,152    5,273    5,274
Company Service Cars...............   5,196    6,140    6,084
Commuter Passenger Cars............     141      141      141

     In addition to the containers, trailers, and chassis shown above, BNSF Railway had under short-term leases 11,603 containers, 2,157 trailers, and 18,262 chassis, at December 31, 1997. In addition to the owned and leased locomotives identified above, BNSF Railway operated 196 freight locomotives under power-purchase agreements as of December 31, 1997. The average age from date of manufacture of the locomotive fleet at December 31, 1997, was 10.45 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 1997, was 19.93 years . These averages are not weighted to reflect the greater capacities of the newer equipment.


Capital Expenditures and Maintenance

     BNSF Railway capital expenditures for the periods indicated were as follows (1995 represents pro forma BNSF Railway):

                                          Year Ended December 31,
                                         ------------------------
                                          1997     1996     1995
                                         ------   ------   ------
                                              (in millions)
Maintenance of Way
    Rail...............................  $  286   $  188   $  164
    Ties...............................     230      191      163
    Surfacing..........................     124      130       96
    Other..............................     334      345      215
                                         ------   ------   ------
       Total Maintenance of Way........     974      854      638
Equipment..............................     572      544      284
Terminal and Line Expansion............     428      447      335
Merger Related and Other...............     208      437       98
                                         ------   ------   ------
Total Capital Expenditures.............  $2,182   $2,282   $1,355

Less Non-Cash Capital Expenditures(1)..       -       48      140
                                         ------   ------   ------

Net Cash Capital Expenditures..........  $2,182   $2,234   $1,215
                                         ======   ======   ======

(1) Consists primarily of directly financed equipment acquisitions.

     The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF Railway expects 1998 capital expenditures to be slightly over $2.0 billion. Approximately $1.1 billion of these expenditures will be for maintaining BNSF Railway's track, signals, bridges and tunnels, and to overhaul locomotives and freight cars. The remainder will be spent on terminal and line expansions, information system projects and an additional 180 locomotives. In addition to these capital expenditures on new locomotives, BNSF Railway will acquire 200 new locomotives under long-term operating leases in 1998.

     As of December 31, 1997, General Electric Company, the Electro-Motive Division of General Motors Corporation and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,000 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

     The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program (1995 represents pro forma BNSF Railway) is depicted in the following table:

                                                    Year Ended December 31,
                                                   ------------------------
                                                    1997     1996     1995
                                                   ------   ------   ------
Track miles of rail laid: (1) ..................    1,035    1,139      945
Cross ties inserted (thousands)(1) .............    2,941    3,768    2,974
Track resurfaced (miles)(1) ....................   12,430   12,033   11,088

(1) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

     BNSF Railway anticipates that the 1998 track maintenance of way program, together with expansion projects, will result in the installation of approximately 1,000 track miles of rail, the replacement of about 3 million ties, and the resurfacing of approximately 11,000 miles of track.


Property and Facilities

     BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These include 39 major intermodal hubs located across the system and nine intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 1997 volume are:


  Intermodal Facilities                     Units
  ---------------------                     -----
  Hobart Yard (Los Angeles)..............  824,000
  Corwith Yard (Chicago).................  663,000
  Willow Springs (Illinois)..............  555,000
  Chicago Hub Center (Cicero, Illinois)..  403,000
  Alliance (Texas).......................  353,000
  Seattle International Gateway (SIG)....  207,000
  Tacoma.................................  195,000

     BNSF Railway owns 28 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities. Argentine Yard in Kansas City, Kansas, Barstow Yard in Barstow, California, and Northtown Yard in Minneapolis, Minnesota are BNSF Railway's largest freight car classification yards.

     A substantial portion of all railroad property, real or personal, owned by BNSF Railway is subject to liens securing, as of December 31, 1997, approximately $467 million of mortgage bonds. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations, as referred to in
Note 11 to the consolidated financial statements.


Employees and Labor Relations

     Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile declined from 1995 to 1996, and increased from 1996 to 1997, as shown in the table below (1995 represents pro forma BNSF Railway):

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                      1997     1996     1995
                                                                      -----    -----    -----
  Thousand revenue ton-miles/average number of employees ..........   9,769    9,398    8,968
  Compensation and benefits expense/thousand revenue ton-miles ....   $6.30    $6.23    $6.61

     Labor unions represent approximately 88 percent of BNSF Railway employees under collective bargaining agreements with 13 different labor organizations. The collective bargaining agreements reached in 1996 and 1997 as a result of industry-wide and certain local labor contract negotiations will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures are exhausted.

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


Business Mix

     In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports a range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.


     Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, Fargo/Moorhead, Fort Worth, Galveston, Houston, Kansas City, Lincoln, Little Rock, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Phoenix, Portland, Reno, Salt Lake City, San Antonio, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through Intermodal Market Extension ("IMX") terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, New Orleans, Mobile, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma and

Vancouver (British Columbia). BNSF Railway also accesses the Mexican market through the United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an agreement with the Texas Mexican Railway Company, reaches Laredo, Texas, a major border crossing point.

     In 1997, approximately 27 percent of revenues were derived from Intermodal traffic and approximately 23 percent were derived from the transportation of Coal. About 13 percent of 1997 revenues reflected the transportation of Agricultural Commodities, with the balance largely accounted for by the Chemicals, Forest Products, Consumer Goods, Metals, Automotive, and Minerals business groups.

     Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads work jointly to provide intermodal service. The first such joint intermodal arrangement was Quantum, through which BNSF Railway and J. B. Hunt Transport provide customers full service, customized door-to-door transportation (truck and rail), with a common communication system and integrated billing at a single rate.

     Intermodal 1997 results include revenue from four types of business:

   . Direct Marketing. Direct marketing efforts resulted in approximately 33 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

   . Truckload. Truckload traffic represented approximately 15 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

   . Intermodal Marketing Companies. Approximately 25 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

   . International. International business consists primarily of traffic from steamship companies and accounted for approximately 27 percent of intermodal revenues.

     Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1997. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

     BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine and clean-burning. Because the Clean Air Act of 1990 requires power plants to reduce harmful emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units by the year 2000, opportunities for increased shipments of this low-sulfur coal still exist. Also, deregulation in the electric utility industry is expected to cause utilities to seek lower cost fuel sources and boost demand for Powder River Basin coal.

     Other coal shipments originate principally in Wyoming, Colorado, and New Mexico and are moved to electrical generating stations and industrial plants in the Midwest and Southwest.

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

     Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Access to significant additional chemicals producers along the Louisiana and Texas Gulf Coasts was gained as a result of the agreement and conditions resulting from the merger of the Union Pacific and Southern Pacific railroads. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

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

     Consumer Goods. Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer products handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Shipments of waste, ranging from municipal waste to contaminated soil, move to landfills and reclamation centers across the country.

     Metals. The Metals business serves virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

     Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest.

     Minerals. Commodities in this group include clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Both the oil and the construction industries are serviced. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

     Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Amounts shown for 1995 represent pro forma BNSF Railway; certain amounts have been reclassified to reflect changes in the business groups and to conform to current year presentation.



                                                        Year Ended December 31,
                                                     ----------------------------
                                                        1997     1996      1995
                                                     --------  --------  --------
Revenue ton-miles (millions).....................     424,588   411,059   409,418
  Freight revenue per thousand revenue ton-miles...    $19.81    $19.71    $19.69
  Average haul per ton (miles).....................       935       875       864

Revenues

                                        Year Ended December 31,
                                        -----------------------
                                         1997    1996     1995
                                        ------  ------  -------
                                            (in millions)
Intermodal............................  $2,282  $2,039  $1,949
Coal..................................   1,972   1,973   1,962
Agricultural Commodities..............   1,087   1,171   1,290
Chemicals.............................     793     765     712
Forest Products.......................     573     556     557
Consumer Goods........................     505     470     486
Metals................................     424     413     397
Automotive............................     422     396     396
Minerals..............................     352     319     313
                                        ------  ------  ------
Total Freight Revenue.................   8,410   8,102   8,062
Other Revenue.........................      (1)     38      35
                                        ------  ------  ------
Total Revenues........................  $8,409  $8,140  $8,097
                                        ======  ======  ======

Cars/Units

                                        Year Ended December 31,
                                        -----------------------
                                         1997    1996     1995
                                        ------  ------  -------
                                            (in thousands)
Intermodal............................   2,854   2,570   2,527
Coal..................................   1,862   1,854   1,878
Agricultural Commodities..............     577     587     664
Chemicals.............................     467     448     435
Forest Products.......................     335     334     347
Consumer Goods........................     349     308     332
Metals................................     374     391     399
Automotive............................     264     251     264
Minerals..............................     263     249     257
                                         -----   -----   -----
Total Car/Units.......................   7,345   6,992   7,103
                                         =====   =====   =====

Average Revenue Per Car/Unit

                                        Year Ended December 31,
                                        -----------------------
                                         1997    1996     1995
                                        ------  ------  -------
Intermodal............................  $  800  $  793  $  771
Coal..................................   1,059   1,064   1,045
Agricultural Commodities..............   1,884   1,995   1,943
Chemicals.............................   1,698   1,708   1,637
Forest Products.......................   1,710   1,665   1,605
Consumer Goods........................   1,447   1,526   1,464
Metals................................   1,134   1,056     995
Automotive............................   1,598   1,578   1,500
Minerals..............................   1,338   1,281   1,218
                                        ------  ------  ------
Average Revenue Per Car/Unit..........  $1,145  $1,159  $1,135
                                        ======  ======  ======

Government Regulation and Legislation

     Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The Surface Transportation Board, which is the successor to the Interstate Commerce Commission, has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

     BNSF Railway's rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations which frequently involve transporting chemicals and other hazardous materials.

     The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that will increase operating and capital costs. Regulations applicable to new and rebuilt locomotives were issued by the United States Environmental Protection Agency ("EPA") in December 1997. These regulations, which are not yet effective, will be phased in between 2000 and 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. The State of California has previously indicated to the EPA that it will support the federal rule as proposed subject to slight technical modifications; the regulations issued in December 1997 are similar in most respects to the proposed regulations.

     Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 15 to the consolidated financial statements on pages 33 and 34 of BNSF's 1997 Annual Report to Shareholders, which information is hereby incorporated by reference.


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

     As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company ("UP"), which now includes the former Southern Pacific Transportation Company ("SP") and Chicago & North Western Transportation Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, has experienced significant pressure on rates due to competition from the effort of UP as well as from BNSF Railway's effort to penetrate new markets.

     The Surface Transportation Board ("STB") approved the proposed common control and merger of rail carriers controlled by UP and SP in its written decision dated August 12, 1996, and the transaction was consummated on September 11, 1996. As a condition of the merger, BNSF Railway gained rights to approximately 4,000 miles of track and purchased more than 335 miles of track from UP/SP. Additionally, in late 1997, BNSF was granted temporary access to additional UP/SP lines in the Gulf Coast area by order of the STB. Approval of the UP/SP transaction created an enhanced competitor to BNSF Railway. The Board's decision also provided BNSF Railway with greater access to Gulf Coast and West Coast markets and improved its route structure.

     On February 13, 1998, BNSF Railway and UP announced their agreement to exchange half interests in the two pieces of the former SP rail line between Houston and New Orleans now separately owned by the two railroads. Under the agreement, both railroads will have access to all customers, including chemical, steel, gas and other companies, along the entire line, including former SP branch lines. The two railroads also agreed to set up a joint regional dispatching center at Spring, Texas in March 1998 for all of their Gulf Coast train operations in order to better manage train flows in and through Houston.

     BNSF is monitoring the proposed disposition of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation and related filings with the STB to determine the impact, if any, on BNSF Railway. Conrail, CSX and Norfolk Southern operate the three largest rail systems in the eastern United States. In February 1998, Canadian National Railway Company ("CN") and Illinois Central Corporation ("IC") entered into a definitive agreement under which CN will acquire IC, subject to STB approval. CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa. BNSF is monitoring the CN/IC proceeding before the STB to determine any potential competitive impacts.


                               PIPELINE INVESTMENT

     Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF Railway, ("SFP Holdings"), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at December 31, 1997. The VREDs were exchangeable under certain circumstances or at final maturity, for substantially all of the Partnership Units owned by SFP Pipelines.


     On October 18, 1997, SFP Pipelines and SFP Holdings, entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million on March 6, 1998. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a .5% special limited partnership interest in

SFPP, L.P. Consummation of the transaction caused an "Exchange Event" under the VRED agreement and VRED holders became eligible to receive either cash equal to the par value of the VREDs or substantially all of the Kinder Morgan units received by SFP Pipelines in exchange for its Partnership Units. Kinder Morgan has agreed to pay and perform all obligations of SFP Holdings related to the VREDs and has agreed to indemnify and hold harmless BNSF Railway and its subsidiaries from and against any and all losses, costs, damages, expenses, liabilities and claims arising or resulting from or relating to, among other things, the Partnership, SFPP, L.P. or the VREDs.


ITEM 3. Legal Proceedings

     Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.


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

     On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand-Alone Cost principles in assessing the reasonableness of BNSF Railway wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNSF Railway exceeded the stand alone costs of transporting that traffic and that BNSF Railway rates were unreasonably high. BNSF Railway filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNSF Railway on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995. In a decision served August 14, 1997, in McCarty Farms, Inc. et al. v. Burlington Northern Inc., No. 37808, the "STB", successor to the ICC, found that the challenged rates of BNSF Railway for export wheat and barley were not shown to exceed a maximum reasonable level. The STB dismissed the proceeding in its entirety. Plaintiffs have filed petitions to review the STB decision before the

D.C. Circuit and the Montana District Court. The Montana District Court case has been stayed pending decision by the D. C. Circuit Court where oral argument is presently scheduled for September 1998.


Coal Transportation Contract Litigation

     On April 26, 1991, an action was filed against BNSF Railway in the 102nd Judicial District Court for Bowie County, Texas, seeking a reduction of the transportation rates required to be paid under two contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-
0720). The plaintiff, Southwestern Electric Power Company ("SWEPCO"), was challenging the contract rates for transportation of coal to its electric generating facilities at Cason, Texas, and Flint Creek, Arkansas. SWEPCO contended that productivity gains achieved by BNSF Railway constituted unusual economic conditions giving rise to a "gross inequity" because BNSF Railway's costs of providing service have been reduced over the contracts' terms. On August 2, 1994, plaintiff amended its complaint to further allege that BNSF Railway had been unjustly enriched by retaining differences between the rates actually charged and those that SWEPCO alleged should have been charged. SWEPCO sought both prospective rate relief and recovery of alleged past overcharges.

     BNSF Railway's primary contention was that both parties anticipated productivity gains in the rail industry when negotiating the contracts and agreed that BNSF Railway would retain most of its productivity gains. BNSF Railway further contended that there was no agreement that transportation rates paid by SWEPCO would be based on BNSF Railway's cost of providing service.

     On November 18, 1994, the jury rendered a verdict denying plaintiff's request for prospective rate relief and that plaintiff take nothing on its principal claims of "gross inequity." However, BNSF Railway was assessed damages approximating $56 million relating to plaintiff's alternative claim of unjust enrichment. On January 20, 1995, the trial court rendered a judgment on the verdict in an amount approximating $74 million, which included attorneys' fees and interest. The judgment further awarded post-judgment interest at 10 percent per annum and issued declaratory orders pertaining to the two contracts. BNSF Railway filed its notice of appeal in the case on February 17, 1995 and posted a bond staying enforcement of the judgment in the Court of Appeals for the Sixth Court of Appeals District of Texas, Texarkana, Texas (Burlington Northern Railroad Company v. Southwestern Electric Power Company, No. 06-95-00024-CV). By decision dated April 30, 1996, the Court of Appeals reversed the judgment of the trial court and rendered judgment in favor of BNSF Railway. SWEPCO was assessed costs of appeal, and was denied two motions for rehearing before the Court of Appeals. The Texas Supreme Court subsequently granted SWEPCO's application for discretionary review of the appellate decision. The matter was argued on October 8, 1997. On March 13, 1998, the Texas Supreme Court affirmed the judgment of the Court of Appeals in all respects.


Environmental Proceedings

     BNSF Railway has been advised that it is a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors at Cherryville, Missouri. The proceeding relates to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNSF Railway has received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources ("DNR") also is investigating the matter with respect to possible violations of state environmental protection laws and has indicated that it may seek a civil penalty from BNSF Railway. BNSF Railway and another potentially responsible party had previously prepared investigation and remediation plans in conjunction with the DNR. BNSF Railway modified the plans and is expediting and implementing a response with DNR approval.

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

     On December 30, 1996, BNSF Railway was named a defendant in a lawsuit by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV403, Circuit Court, Douglas County) in connection with two separate matters in Superior, Wisconsin. One of the matters involves the alleged obligation to close a waste water holding pond located on property which BNSF Railway does not own. The State alleges that BNSF Railway is an owner or operator of the pond and is subject to the obligation because of its discharge of treated wastewater into the pond. The other matter relates to petroleum impacts to property formerly owned by BNSF Railway. The current owner discovered the petroleum and debris when excavating the property. It is possible that BNSF Railway will be required to pay monetary sanctions to the State in excess of $100,000 in connection with the resolution of these two matters.


Merger-Related Litigation

     Numerous complaints were filed arising out of the Agreement and Plan of Merger dated June 29, 1994, as amended, between BNI and SFP. On June 30, 1994, shortly after announcement of the proposed BNI-SFP merger ("Merger"), two purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587; Cosentino v. Santa Fe Pacific Corporation, C.A. No. 13588). On July 1, 1994, two additional purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Fielding v. Santa Fe Pacific Corporation, C.A. No. 13591; Wadsworth v. Santa Fe Pacific Corporation, C.A. No. 13597).

     The actions named as defendants SFP, the individual members of the SFP Board of Directors, and BNI. In general, the actions variously alleged that SFP's directors breached their fiduciary duties to the stockholders by agreeing to the proposed merger for allegedly "grossly inadequate" consideration in light of recent operating results of SFP, recent trading prices of SFP's common stock and other alleged factors, by allegedly failing to take all necessary steps to ensure that stockholders will receive the maximum value realizable for their shares (including allegedly failing to actively pursue the acquisition of SFP by other companies or conducting an adequate "market check"), and by allegedly failing to disclose to stockholders the full extent of the future earnings potential of SFP, as well as the current value of its assets. The Miller and Fielding cases further alleged that the proposed Merger was unfairly timed and structured and, if consummated, would allegedly unfairly deprive the stockholders of standing to pursue certain pending stockholder derivative litigation. Plaintiffs also alleged that BNI was responsible for aiding and abetting the alleged breach of fiduciary duty committed by the SFP Board. The actions sought certification of a class action on behalf of SFP's stockholders. In addition, the actions sought injunctive relief against consummation of the Merger and, in the event that the Merger was consummated, the rescission of the Merger, an award of compensatory or rescissory damages and other damages, including court costs and attorneys' fees, an accounting by defendants of all profits realized by them as a result of the Merger, and various other forms of relief.

     On October 6, 1994, shortly after Union Pacific Corporation ("UPC") issued a press release in which it announced a proposal for UPC to acquire SFP (the "UPC Proposal"), plaintiffs in the four lawsuits described above filed in the Court of Chancery of the State of Delaware a Consolidated Amended Complaint (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587). In their Consolidated Amended Complaint, plaintiffs repeated the allegations contained in their earlier lawsuits and further alleged that, in light of the UPC Proposal, SFP's directors had breached their fiduciary duties by failing to fully inform themselves about and to adequately explore available alternatives to the merger with BNI, including the alternative of a merger transaction with UPC, and by failing to fully inform themselves about the value of SFP. The Consolidated Amended Complaint sought the same relief sought in plaintiffs' earlier lawsuits and, in addition, requested that SFP's directors be ordered to explore alternative transactions and to negotiate in good faith with all interested persons, including UPC.

     Also, on October 6, 1994, five additional purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Weiss v. Santa Fe Pacific Corporation, C.A. No. 13779; Lifshitz v. Krebs, C.A. No. 13780; Stein v. Santa Fe Pacific Corporation, Lewis v. Santa Fe Pacific Corporation, C.A. No. 13783; Abramson v. Lindig, C.A. No. 13784). On October 7, 1994, three more purported stockholder class action suits relating to SFP's proposed participation in the Merger with BNI were filed in the Court of Chancery of the State of Delaware (Graulich v. Santa Fe Pacific Corporation, C.A. No. 13786; Anderson v. Santa Fe Pacific Corporation, C.A. No. 13787; Green v. Santa Fe Pacific Corporation, C.A. No. 13788). All of these lawsuits named as defendants SFP and the individual members of the SFP Board of Directors; the Lifshitz case further named BNI as a defendant. In general, these actions variously alleged that, in light of SFP's recent operating results and the UPC Proposal, SFP's directors breached their fiduciary duties to stockholders by purportedly not taking the necessary steps to ensure that SFP's stockholders would receive "maximum value" for their shares of SFP stock, including purportedly refusing to negotiate with UPC or to "seriously consider" the UPC Proposal and failing to announce any active auction or open bidding procedures. The actions generally sought relief that is materially identical to the relief sought in the Miller case, and in addition sought entry of an order requiring SFP's directors to immediately undertake an evaluation of SFP's worth as a merger/acquisition candidate and to establish a process designed to obtain the highest possible price for SFP, including taking steps to "effectively expose" SFP to the marketplace in an effort to create an "active auction" in SFP. The Weiss case further sought entry of an order enjoining SFP's directors from implementing any poison pill or other device designed to thwart the UPC Proposal or any other person's proposal to acquire SFP.

     The Anderson lawsuit was subsequently withdrawn. On October 14, 1994, the Chancery Court entered an order consolidating the remaining 11 purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587 (the "Shareholder Litigation").

     On October 26, 1994, BNI filed a Motion to Dismiss the Consolidated and Amended Complaint.

     On March 6, 1995, plaintiffs in the Shareholder Litigation filed a Revised Second Consolidated and Amended Complaint, which superseded their previously filed complaints. The Revised Second Consolidated and Amended Complaint generally repeated many of the same allegations, and requested relief similar to that requested in plaintiffs' earlier complaints. In addition, the Revised Second Consolidated and Amended Complaint alleged that SFP's directors breached their fiduciary duties: by proceeding with and completing the joint SFP-BNI Tender Offer; by approving and implementing the Shareholder Rights Plan, which purportedly resulted in a "premature ending" of the "bidding process" by allegedly deterring and defeating UPC's acquisition overtures, exempting BNI from its provisions, and "coercing" SFP stockholders to vote in favor of the Merger; by approving the termination fee and expense reimbursement provisions of the Merger Agreement by authorizing the stock repurchase provisions of the Merger Agreement, which allegedly were designed to "lock-up" the Merger by providing stockholders with an "illusory promise" that the Merger Agreement exchange ratio would increase, while reserving SFP's right not to repurchase such stock; and by purportedly failing to disclose all material facts necessary for SFP's stockholders to evaluate in an informed manner and vote on the Merger, including purportedly failing to fully disclose the risks that the ICC would not approve the Merger and purportedly failing to fully disclose SFP's intentions with respect to the repurchase of SFP stock, as permitted by the Merger Agreement, as well as whether there will be a fair opportunity for all SFP stockholders to "participate" in any SFP stock repurchases, and on what basis. As additional relief to that requested in the earlier complaints, plaintiffs requested injunctive and other relief: enjoining consummation of the Merger; ordering SFP, SFP's directors, and BNI to make unspecified supplemental disclosures to stockholders; requiring SFP to conduct a new vote on the Merger subsequent to such disclosures; enjoining SFP from improperly or discriminatorily implementing the Shareholder Rights Plan or any other "defensive" tactic; ordering SFP's directors to take all appropriate steps to enhance SFP's value and attractiveness as a merger or acquisition candidate, including "effectively exposing" SFP to the marketplace by means of an active auction on a "level playing field"; and declaring the termination fee and expense reimbursement provisions of the Merger Agreement invalid and unenforceable.

     On March 13, 1995, SFP and SFP's directors filed a motion to dismiss the Shareholder Litigation on the grounds that the Plaintiffs failed to state a cause of action upon which relief may be granted. BNI also filed a motion to dismiss the Revised Second Consolidated and Amended Complaint. On May 31, 1995, the Delaware Chancery Court rendered its decision granting the motion to dismiss that was filed by SFP and SFP's directors on March 13, 1995 and the motion to dismiss filed by BNI. The plaintiffs appealed the dismissal to the Delaware Supreme Court.

     On November 22, 1995, the Delaware Supreme Court issued an opinion that affirmed in part and reversed in part the May 31, 1995 decision of the Delaware Chancery Court. The Delaware Supreme Court reversed the Chancery Court's dismissal of plaintiffs' claims that, in taking the alleged ''defensive'' actions identified in the Revised Second Consolidated and Amended Complaint, including approval and implementation of the Shareholder Rights Plan, SFP's directors violated their fiduciary duties to stockholders. The Delaware Supreme Court affirmed the Chancery Court's dismissal of all other claims asserted by plaintiffs in the litigation, including all claims against BNI.

     On December 11, 1995, the SFP defendants filed with the Delaware Chancery Court a motion for summary judgment against plaintiffs' remaining claims in the Shareholder Litigation, which motion is pending. On December 29, 1995, the SFP defendants filed their Answer to plaintiffs' Revised Second Consolidated and Amended Complaint.

    BNSF Railway believes this lawsuit is meritless and continues to oppose it vigorously.


Crow Reservation Crossing Accident Case

     In November 1993, there was an accident at a BNSF Railway crossing located within the boundaries of the Crow reservation in which three members of the Crow tribe were killed. The crossing, which is located on a rural gravel road just south of Lodge Grass, Montana, was protected by crossbucks and advance warning signs.

     A lawsuit was filed in the Crow Tribal Court (Estates of Red Wolf, Red Horse and Bull Tail v. Burlington Northern Railroad Company, Case No. 94-31) on behalf of the estates of the driver and the two passengers. One of the passenger cases was severed and has yet to go to trial. The other two cases proceeded to trial in January 1996 and, on February 6, 1996, a Crow Tribal Court jury rendered a verdict against BNSF Railway for compensatory damages in the total amount of $250 million. On August 19, 1997, pursuant to the request of plaintiffs, the Tribal Court entered an amended judgment reducing the amount of the judgment from $250 million to $25 million.

     BNSF Railway has filed an appeal to the Crow Court of Appeals in and for the Crow Indian Reservation seeking, among other things, to have the case dismissed on the basis that the Crow Tribal Court lacks subject matter jurisdiction over these claims. If the appellate court fails to grant relief to BNSF Railway, BNSF Railway will pursue its defenses in federal court. On February 26, 1996, the Federal District Court for the District of Montana entered an order enjoining any action by the Tribal Court plaintiffs to enforce the judgment pending appeal through the tribal court and federal court systems. BNSF Railway was required to post a $5 million bond with the federal court. The Tribal Court plaintiffs appealed that decision to the United States Court of Appeals for the Ninth Circuit.

     On January 29, 1997, the Ninth Circuit issued an opinion which reversed the district court and remanded the matter to that trial court with directions to dissolve the injunction. The basis for the appellate court's decision was a determination that BNSF Railway had failed to exhaust its remedies in the tribal court. Following denial of BNSF Railway's petition for rehearing, BNSF Railway petitioned the United States Supreme Court for a writ of certiorari with respect to the Ninth Circuit's decision on May 16, 1997. On October 6, 1997, the Supreme Court issued an order in which it granted BNSF Railway's petition, vacated the Ninth Circuit's judgment and remanded the case to the Ninth Circuit for further consideration in light of the Supreme Court's decision in Strate v. A-1 Contractors, 117 S. Ct. 1404 (1997). In light of the reduction of the judgment against BNSF Railway to $25 million, this matter is no longer considered a possible material legal proceeding and therefore no further information will be given as to this matter.


Other Claims

     BNSF Railway and its subsidiaries also are parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these and other legal actions referred to under Item 3 of this Report on Form 10-K cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

     Reference is made to Note 6 to the consolidated financial statements incorporated herein for information concerning certain pending administrative appeals with the Internal Revenue Service, which information is hereby incorporated by reference.

                                    PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     All of BNSF Railway's common stock is owned by BNSF and therefore is not traded on any market.


Item 7. Management's Narrative Analysis of Results of Operations

     Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company (BNSF Railway, Registrant or Company). BNSF Railway was formerly known as the Burlington Northern Railroad Company (BNRR). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into Burlington Northern Railroad Company (BNRR) and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway.

     BNSF Railway is a direct wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) which was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc. (BNI) and SFP, which business combination was consummated on September 22, 1995. The business combination between BNI and SFP was accounted for by the purchase method. As such, BNSF allocated a proportion of the purchase price to SFP's and ATSF's assets and liabilities assumed based on their fair value. BNRR was a wholly-owned subsidiary of BNI. Effective December 30, 1996, BNI merged with and into SFP.

     For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the consolidated balance sheets at December 31, 1997 and 1996 and the consolidated statements of income, cash flows and changes in stockholder's equity for the years ended December 31, 1997, 1996 and 1995 have been adjusted to include the results of SFP and ATSF from September 22, 1995. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-K for the year ended December 31, 1996 and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1997.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996


     BNSF Railway recorded net income for 1997 of $929 million, compared with net income of $919 million for 1996. The $10 million increase in net income is primarily due to improved operating results largely offset by a fourth quarter special charge of $90 million ($57 million after tax) principally related to the consolidation of union clerical functions. Improved operating results in 1997 came despite severe weather conditions in the first quarter of 1997 throughout the Northern Plains and the Pacific Northwest (PNW). The financial impact of recurring and protracted outages on many parts of the system, the cost of repairing track, signals and equipment, and the operating inefficiencies caused by the weather is virtually impossible to measure with precision. However, the Company estimates that the severe weather in the first quarter of 1997 resulted in lost revenue opportunities of approximately $100 million and increased operating expenses by at least $50 million.

     Excluding the fourth quarter special charge, net income for 1997 was $986 million compared with 1996 net income of $919 million.

REVENUE TABLE

     The following table presents BNSF Railway's revenue information by commodity for the years ended December 31, 1997 and 1996 includes certain reclassifications of prior year information to conform to current year presentation.


                                                                         Revenue
                                                      Revenue          Per Thousand
                                  Revenue          Ton Miles (RTM)         RTM
                              ---------------     ----------------     -------------
                               1997     1996        1997    1996        1997    1996
                              ------   ------     -------  -------     ------  ------
                               (In Millions)        (In Millions)
Intermodal................... $2,282   $2,039      79,964   71,262     $28.54  $28.61
Coal.........................  1,972    1,973     169,776  169,380      11.62   11.65
Agricultural Commodities.....  1,087    1,171      57,039   59,601      19.06   19.65
Chemicals....................    793      765      30,750   28,896      25.79   26.47
Forest Products..............    573      556      25,876   25,140      22.14   22.12
Consumer Goods...............    505      470      19,814   18,201      25.49   25.82
Metals.......................    424      413      19,958   20,199      21.24   20.45
Automotive...................    422      396       7,102    6,062      59.42   65.32
Minerals.....................    352      319      14,309   12,318      24.60   25.90
Other........................     (1)      38          --       --         --      --
                              ------   ------     -------  -------     ------  ------
 Total....................... $8,409   $8,140     424,588  411,059     $19.81  $19.71
                              ======   ======     =======  =======     ======  ======

REVENUES

     Total revenues for 1997 were $8,409 million or 3 percent higher compared with revenues of $8,140 million for 1996. The $269 million increase primarily reflects increases in the intermodal, consumer goods, minerals, chemicals, automotive, forest products and metals segments partially offset by lower agricultural commodities revenues. Revenue per thousand revenue ton miles, a key performance statistic, increased slightly in 1997 to $19.81 from $19.71 in 1996. During 1997, BNSF Railway's share of the western United States (U.S.) rail traffic market, based on reporting to the Association of American Railroads, increased 1.8 points to 41.4 percent.

  Intermodal revenues improved $243 million or 12 percent compared with 1996, due to increased volume growth in the Direct, International, Truckload, and IMC segments. The Direct segment experienced a 14 percent growth in revenues primarily due to an 18 percent gain in loadings. Direct segment growth was due to volume increases from less than truckload (LTL) shipments led by Yellow Freight, Consolidated Freightways and Roadway. LTL volume from Yellow Freight, Consolidated Freightways, and Roadway has grown substantially all year with growth accelerating in the 2nd, 3rd, and 4th quarters in particular due to Yellow Freight's change of operations completed in April 1997. International revenues increased 10 percent from 1996 due to an 8 percent increase in units moved. International growth has been the result of a strong import economy and increased market share by steamship lines such as Hyundai, OOCL, and Cosco that utilize BNSF Railway. Truckload revenues increased 21 percent due to a 20 percent increase in loadings, primarily attributable to strength in the Company's Chicago to California and Southeast to California corridors.

     Agricultural Commodities revenues were $84 million lower, or 7 percent, than 1996, due primarily to a decrease in shipments of wheat for export in the first and second quarters due to the U.S. uncompetitiveness in the world market and severe weather conditions in the Northern Plains and PNW in the first quarter. Some of the volume losses were offset by shorter haul, lower revenue movements from the southern U.S. plains wheat region. Agricultural commodities revenues were also unfavorably impacted by lower revenue per car for corn movements and volume declines in barley traffic.

     Chemicals revenues increased $28 million, or 4 percent, primarily due to higher demand for petroleum and plastic products. Chemicals carloadings increased 4 percent due to additional traffic from Texas Gulf Coast shippers. Rate increases in petroleum products offset average revenue per car decreases in agricultural minerals and industrial products.

     Consumer Goods revenues were $35 million higher, or 7 percent, as compared with 1996 primarily due to growth in the government and machinery and bulk foods segments. Overall consumer goods carloadings increased 13 percent. Volume gains in bulk foods were the result of strong corn syrup and sugar loadings, while gains in government and machinery was the result of special moves for Boeing and additional military movements.

     Metals revenues increased $11 million, or 3 percent, due to a 4 percent increase in revenue per revenue ton mile. Revenue per car gains were realized in steel due to a shift in traffic mix away from scrap to sheet steel and structural products.

     Automotive revenues increased $26 million, or 7 percent, due to a 5 percent volume gain in motor vehicle and vehicle parts traffic. BNSF Railway experienced gains in units moved for Honda and General Motors which were partially offset by reduced Ford shipments. Revenue per revenue ton mile decreased 9 percent due to changes in the traffic mix.

     Minerals revenues increased $33 million, or 10 percent, compared with 1996 due primarily to a 6 percent increase in shipments. Volume gains in clay and aggregates, sand, rock and specialty minerals and sodium compounds were partially offset by a decrease in shipments of cement, gypsum and lime. Clay and aggregates revenue increases were due to increased movements from Wyoming producers. Rock and specialty minerals volume gains were led by improvements in crushed stone from Texas origins. Additional loadings in the sodium compounds were the result of specific business initiatives to increase the Company's participation in the market.

EXPENSES

     Total operating expenses for 1997 were $6,643 million or $250 million higher compared with expenses of $6,393 million for 1996. As discussed in Note 3 to BNSF Railway's consolidated financial statements: Special charges, the Company recorded a $90 million ($56 million after-tax) special charge in the fourth quarter of 1997 primarily related to the consolidation of union clerical functions. Excluding the special charge, operating expenses for 1997 were $6,553 million, $160 million or 3 percent higher than 1996. The adjusted operating ratio for 1997 was 77.9 percent, compared with an operating ratio of 78.5 percent for 1996.

     Compensation and benefit expenses of $2,673 million were $112 million or 4 percent higher than 1996. A majority of the increase was due to higher costs associated with weather-related repairs to track and equipment and slower operations. Additionally, wages were higher due to volume related increases in train crew costs and because of 1997 wage increases to both salaried and union employees.

     Purchased services expenses of $866 million increased $34 million, or 4 percent, compared with 1996 due to higher ramping and drayage costs related to increased intermodal volumes. Joint facility costs were also higher due to operations over trackage rights gained as a condition of the merger of UP-SP. The above were partially offset by lower professional service expenses.

     Equipment rents expenses of $820 million were $84 million, or 11 percent, higher than 1996. Lower equipment utilization and higher volumes resulted in increased locomotive rents and higher time and mileage expenses for rail car and intermodal trailers and flat cars. Additionally, equipment-related performance penalties for grain increased $19 million from 1996.

     Fuel expenses of $747 million were $20 million higher than in 1996 due to a 1 percent increase in the average price paid per gallon of diesel fuel as well as a 2 percent increase in consumption due to volume. Gross ton miles per gallon of fuel increased by 2 percent to 711 gross ton miles per gallon due to additional new, fuel-efficient locomotives and the adoption of more fuel efficient operating practices.

     Materials and other expenses of $675 million were $102 million lower than 1996 partially due to lower derailment and personal injury expenses reflecting the continuing benefits of employee safety programs. Additionally, other expenses were reduced by income from the sale of signboard easements and tax incentives from the state of Nebraska related to investment and employment levels in the state.

     Interest expense with external and related parties of $281 million was $6 million higher than in 1996, primarily due to higher debt levels, which increased from $4,502 million at December 31, 1996 to $4,921 million at December 31, 1997.

     Other income (expense), net was $12 million lower than 1996. The decrease is due to higher fees from the sale of accounts receivable reflecting an increase in receivables sold and lower profits from land sales. See discussion of Sale of Pipeline Partnerships in Note 4 to the consolidated financial statements.

     Income tax expense of $561 million was $9 million lower in 1997 due to a lower effective tax rate due to the adjustments to prior years' tax estimates.


ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Company, in the ordinary course of business, utilizes various financial instruments which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in the Notes 12 and Note 13 to BNSF Railway's consolidated financial statements, incorporated by reference herein, describe significant aspects of the Company's financial instrument programs which have material market risk.


Interest Rate Sensitivity

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 1997. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates.


Long-term Debt

                                                   Maturity Date
                                     ---------------------------------------------
                                     1998   1999   2000   2001   2002   Thereafter   Total    Fair Value
                                     ----   ----   ----   ----   ----   ----------   ------   ----------
Fixed Rate Debt (in millions)......  $108   $256   $138   $204   $258     $1,894     $2,858     $3,000
 Average Interest Rate.............  7.78%  7.46%  6.47%  7.96%  7.16%      8.08%      7.84%        --

 Commodity Price Sensitivity

     BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Swap transactions are typically based on the price of pipeline delivery Gulf Coast #2 heating oil and require the Company to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, the Company believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

     The table below provides information about the Company's diesel fuel hedging instruments that are sensitive to changes in commodity prices. For diesel fuel swaps and forward purchase contracts the table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of December 31, 1997. The prices included in the table below, do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                 Maturity Date
                                           -------------------------
                                             1998     1999     2000    Total    Fair Value(1)
                                           -------  -------  -------  -------   -------------
Diesel Fuel Swaps:
 Gallons (in millions)....................     479      302      189      970       ($24)
 Weighted average price per gallon........ $0.5384  $0.5207  $0.5174  $.05288         --

Diesel Fuel Forward Purchase Contracts:
 Gallons (in millions)....................     144       --       --      144        $ 2
 Weighted average price per gallon........ $0.4790       --       --  $0.4790         --

(1) Represents unrealized gain (loss), in millions, based on the price of Gulf Coast #2 heating oil at December 31, 1997.


     Additionally, at December 31, 1997, the Company maintained fuel inventories for use in normal operations which were not material to the Company's overall financial position and therefore represented no significant market exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements of BNSF Railway and the reports thereon of Price Waterhouse LLP and Coopers & Lybrand L.L.P. are set forth on pages F-1 to F-22.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.  Consolidated Financial Statements

      Report of Price Waterhouse LLP......................................  F-1

      Report of Coopers & Lybrand L.L.P...................................  F-2

    Consolidated Statement of Income for the three years ended
      December 31, 1997...................................................  F-3

    Consolidated Balance Sheet at December 31, 1997 and 1996..............  F-4

    Consolidated Statement of Cash Flows for the three years
      ended December 31, 1997.............................................  F-5

    Consolidated Statement of Changes in Stockholder's Equity
      for the three years ended December 31, 1997.........................  F-6

    Notes to Consolidated Financial Statements............................  F-7

2. Consolidated Financial Statement Schedules for the three years ended December 31, 1997

    Report of Price Waterhouse LLP........................................  F-1

    Report of Coopers & Lybrand L.L.P.....................................  F-2

    Schedule II - Valuation and Qualifying Accounts.......................  F-23

    Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

3. Exhibits:

     See Index to Exhibits on page E-1 for a description of the exhibits filed as a part of this Report.

(b)  Reports on Form 8-K

     BNSF Railway filed no Current Reports on Form 8-K during the quarter ended December 31, 1997, or subsequently.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Burlington Northern and Santa Fe Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.

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

Dated:  March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the dates indicated.


/s/  ROBERT D. KREBS             Chairman, President and
-------------------------------  Chief Executive Officer
     Robert D. Krebs             (Principal Executive
                                 Officer) and Director            March 31, 1998


/s/  DENIS E. SPRINGER           Senior Vice President and
-------------------------------  Chief Financial Officer
     Denis E. Springer           (Principal Financial Officer)
                                 and Director                     March 31, 1998

/s/  THOMAS N. HUND              Vice President and Controller
-------------------------------  (Principal Accounting Officer)   March 31, 1998
     Thomas N. Hund


/s/  DOUGLAS J. BABB             Director                         March 31, 1998
-------------------------------
     Douglas J. Babb


/s/  JEFFREY R. MORELAND         Director                         March 31, 1998
-------------------------------
     Jeffrey R. Moreland

Dated: March 31, 1998

                       Report of Independent Accountants


To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries

In our opinion, the consolidated financial statements for the years ended December 31, 1997 and 1996 listed in the index appearing under Item 14(a)1. and
2. of this Form 10-K present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Chicago, Illinois
March 31, 1998

                       Report of Independent Accountants


To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries

We have audited the consolidated financial statements and the financial statement schedule of The Burlington Northern and Santa Fe Railway Company and Subsidiaries for the year ended December 31, 1995, listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Burlington Northern and Santa Fe Railway Company and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for periodic major locomotive overhauls in 1995.



Coopers & Lybrand L.L.P.
Fort Worth, Texas
February 15, 1996

Consolidated Statement of Income
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)




Year ended December 31,                              1997         1996    1995
----------------------------------------------------------------------------------
Revenues.........................................  $8,409       $8,140  $6,117
Operating expenses:
 Compensation and benefits.......................   2,673        2,561   2,067
 Purchased services..............................     866          832     547
 Equipment rents.................................     820          736     540
 Depreciation and amortization...................     772          760     520
 Fuel............................................     747          727     480
 Materials and other.............................     675          777     702
 Special charges.................................      90            -     735
                                                   ------       ------  ------

   Total operating expenses......................   6,643        6,393   5,591
----------------------------------------------------------------------------------

Operating income.................................   1,766        1,747     526
Interest expense.................................     185          183     211
Interest expense, related parties................      96           92       8
Other income (expense), net......................       5           17      29
----------------------------------------------------------------------------------
Income before income taxes.......................   1,490        1,489     336

Income tax expense...............................     561          570     137
----------------------------------------------------------------------------------

Income before extraordinary item and cumulative
 effect of change in accounting method...........     929          919     199
Extraordinary item, loss on early retirement
 of debt, net of tax.............................       -            -      (6)
Cumulative effect of change in accounting
 method, net of tax..............................       -            -    (100)
                                                   ------       ------  ------

Net income.......................................  $  929       $  919  $   93
----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

December 31,                                                 1997       1996
----------------------------------------------------------------------------------
Assets
Current assets:

 Cash and cash equivalents.............................   $     -    $    20
 Accounts receivable, net..............................       632        626
 Materials and supplies................................       205        222
 Current portion of deferred income taxes..............       333        307
 Other current assets..................................        27         41
----------------------------------------------------------------------------------

   Total current assets................................     1,197      1,216



Property and equipment, net............................    19,152     17,574
Other assets...........................................       850        844
                                                          -------    -------

     Total assets......................................   $21,199    $19,634
----------------------------------------------------------------------------------
Liabilities and Stockholder's Equity

Current liabilities:

 Accounts payable and other current liabilities........   $ 1,981    $ 2,168
 Long-term debt due within one year....................       108        165
----------------------------------------------------------------------------------

   Total current liabilities...........................     2,089      2,333


Long-term debt.........................................     2,750      2,551
Intercompany notes payable.............................     2,063      1,786
Deferred income taxes..................................     5,172      4,721
Casualty and environmental reserves....................       448        543
Employee merger and separation costs...................       469        466

Other liabilities......................................     1,185      1,270
                                                          -------    -------

   Total liabilities...................................    14,176     13,670
----------------------------------------------------------------------------------
Commitments and contingencies (see Notes 13 and 14)

Stockholder's equity:

 Common stock, $1 par value, (1,000 shares authorized
   issued and outstanding) and paid-in capital.........     4,699      4,569
 Retained earnings.....................................     2,324      1,395
                                                          -------    -------
   Total stockholder's equity..........................     7,023      5,964
                                                          -------    -------

     Total liabilities and stockholder's equity........   $21,199    $19,634
----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)



Year ended December 31,                                       1997      1996      1995
------------------------------------------------------------------------------------------
Operating activities

 Net income..............................................  $   929   $   919   $    93
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Cumulative effect of change in accounting method......        -         -       100
   Depreciation and amortization.........................      772       760       520
   Deferred income taxes.................................      451       450      (111)
   Special charges.......................................       90         -       735
   Employee merger and separation costs paid.............     (116)     (183)     (118)
   Other, net............................................      (93)      (93)       54
   Sale of accounts receivable...........................      301        40         -
   Changes in working capital............................     (454)       51       143
                                                           -------   -------   -------

     Net cash provided by operating activities...........    1,880     1,994     1,416
------------------------------------------------------------------------------------------
Investing activities

 Cash used for capital expenditures......................   (2,182)   (2,234)     (890)
 Other, net..............................................     (146)       (4)     (476)
                                                           -------   -------   -------

   Net cash used for investing activities................   (2,328)   (2,238)   (1,366)
------------------------------------------------------------------------------------------
Financing activities

 Net increase (decrease) in commercial paper.............        -      (224)      134
 Proceeds from issuance of long-term debt................      327       251       561
 Payments on long-term debt..............................     (177)      (68)   (2,071)
 Intercompany notes payable..............................      277       331     1,450
 Other, net..............................................        1        (2)     (125)
                                                           -------   -------    -------

   Net cash provided by (used for) financing activities..      428       288       (51)
------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents....................      (20)       (6)       (1)
Cash and cash equivalents:

 Beginning of year.......................................       20        26        27
                                                           -------   -------   -------

 End of year.............................................  $     -   $    20   $    26
------------------------------------------------------------------------------------------
Supplemental cash flow information

 Interest paid, net of amounts capitalized...............  $   207   $   194   $   189
 Income taxes paid, net of refunds.......................      232         8       252
 Directly financed asset acquisitions....................        -        43       140
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statement of Changes in Stockholder's Equity
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Shares in thousands. Dollars in millions)


----------------------------------------------------------------------------------------
                                        Common
                                       Stock and                 Capital
                                        Paid-in   Retained     Contribution
                                        Capital   Earnings      Receivable     Total
----------------------------------------------------------------------------------------
Balance at December 31, 1994..........  $ 1,191   $ 1,762      $     -       $ 2,953
Merger of ATSF with BNRR..............    8,859         -       (3,558)        5,301
Merger of SFP with BNSF Railway.......   (5,481)   (1,308)       3,558        (3,231)
Dividends.............................        -       (97)           -           (97)
Cost to equity investment adjustment..        -        26            -            26
Net income............................        -        93            -            93
----------------------------------------------------------------------------------------
Balance at December 31, 1995..........    4,569       476            -         5,045
Net income............................        -       919            -           919
----------------------------------------------------------------------------------------
Balance at December 31, 1996..........    4,569     1,395            -         5,964
Capital Contribution from BNSF........      130         -            -           130
Net income............................        -       929            -           929
                                        -------   -------      -------       -------
Balance at December 31, 1997..........  $ 4,699   $ 2,324      $     -       $ 7,023
----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Burlington Northern and Santa Fe Railway Company and Subsidiaries

1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of The Burlington Northern and Santa Fe Railway Company and its majority owned subsidiaries (BNSF Railway, Registrant or Company). BNSF Railway was formerly known as the Burlington Northern Railroad Company (BNRR). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into Burlington Northern Railroad Company (BNRR) and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway.

BNSF Railway is a direct wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) which was incorporated in Delaware on December 16, 1994, for the purpose of effecting a business combination between Burlington Northern Inc.
(BNI) and SFP, which business combination was consummated on September 22, 1995. The business combination between BNI and SFP was accounted for by the purchase method. As such, BNSF allocated the purchase price to SFP's and ATSF's assets and liabilities assumed based on their fair value. BNRR was a wholly-owned subsidiary of BNI. Effective December 30, 1996, BNI merged with and into SFP.

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the consolidated balance sheets at December 31, 1997 and 1996 and the consolidated statements of income, cash flows and changes in stockholder's equity for the years ended December 31, 1997, 1996 and 1995 have been adjusted to include the results of SFP and ATSF from September 22, 1995. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-K for the year ended December 31, 1996 and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 1997.

All significant intercompany accounts and transactions have been eliminated.



USE OF ESTIMATES


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


PROPERTY AND EQUIPMENT



Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost including property values of SFP and ATSF, which were adjusted in applying purchase accounting.


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

2. ACQUISITION OF SFP

On June 29, 1994, BNI and SFP entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) pursuant to which SFP would merge with BNI in the manner set forth below (the Merger). Stockholders of BNI and SFP approved the Merger Agreement at special stockholders' meetings held on February 7, 1995. On August 23, 1995, the Interstate Commerce Commission issued a written decision approving the Merger and on September 22, 1995 the Merger was consummated. As discussed in Note 1, BNI merged with and into SFP on December 30, 1996.


Pursuant to the Merger Agreement, BNI and SFP commenced tender offers (together, the Tender Offer) to acquire 25 million and 38 million shares of SFP common stock, respectively, at $20 per share in cash. The Tender Offer was completed on February 21, 1995. At merger consummation, the remainder of SFP common stock was exchanged for BNI common stock at a ratio of .4114 BNI shares for each SFP share.

The 1995 business combination with SFP was accounted for by the purchase method. As such, the accompanying consolidated financial statements include assets, liabilities and financial results of SFP and ATSF after Merger consummation.
The total purchase price of $3.319 billion was allocated to SFP's and ATSF's assets and liabilities based on fair values. The portion of the purchase price applicable to SFP and ATSF, together with the historical cost balances recorded upon Merger consummation, were as follows (in millions):


--------------------------------------------------------------------------------
Property and equipment, net..  $ 9,409
Other assets.................      886
Deferred income taxes........   (2,936)
Long-term debt...............   (2,034)
Other liabilities............   (2,006)
                               -------

 Net assets acquired.........  $ 3,319
--------------------------------------------------------------------------------


  The purchase price allocation included $138 million for anticipated nonrecurring costs and expenses for severance and relocation of prior SFP employees and the planned disposition of excess SFP office space and other SFP assets.


  The consolidated pro forma results presented below were prepared as if the Merger had occurred on January 1, 1995 and include the historical results of BNI and SFP, excluding the after tax effect of $309 million for merger-related charges recorded by BNI in 1995. Additionally, the consolidated pro forma results include the effects of purchase accounting adjustments and the Tender Offer. Pro forma adjustments reflecting merger benefits are not included. This unaudited consolidated pro forma information is not necessarily indicative of the results of operations that might have occurred had the Merger actually taken place on January 1, 1995 or of future results of operations of the combined entities (dollars in millions):



Year ended December 31,               1995
--------------------------------------------------------------------------------

Revenues...........................  $8,097
Operating expenses.................   6,771
Income before extraordinary items..     597
Net income(1)......................     494


  (1) Pro forma results include approximately $230 million (pre-tax) related to the merger severance and asset charge which are not considered directly attributable to the Merger. Additionally, pro forma net income includes the $100 million cumulative effect for the change in accounting for locomotive overhauls for years prior to 1995 and a $25 million reduction for the effect of the change on 1995.
--------------------------------------------------------------------------------

3. SPECIAL CHARGES

Included in the Consolidated Statement of Income for 1997 and 1995 are operating expenses of $90 million and $735 million, respectively, related to special charges.


1995 SPECIAL CHARGE

Significant components of the 1995 charge are as follows:



  Employee-related costs of $287 million were recorded for anticipated involuntary separations related to BNSF Railway's plan to centralize its union clerical functions. The clerical consolidation plan was approved by management in 1995 and implementation of the plan began in 1996. The Company and union entered into an implementation agreement in 1995 which allows BNSF Railway to abolish positions and provide separation benefits to affected employees. Benefits paid to affected employees are in the form of lump-sum payments or payments made over several years depending upon seniority level and election of the employee.

  Costs of $254 million were recorded for salaried employees and reflect severance, pension and other employee benefits, and costs for employee relocations incurred during the period. Severance, pension and other employee benefit costs of $231 million reflect the elimination of approximately 1,000 former BNI employees. Most of these positions were eliminated in 1995 and 1996. Additional components of salaried employee costs include special termination benefits to be received under the Company's retirement plan and expenses related to restricted stock which vested upon approval of the Merger. Relocation expenses of $23 million reflect costs incurred in 1995 for relocating approximately 300 former BNI employees.

  Costs of $105 million were included for branch line dispositions reflecting the write-off of the net book value of the lines at the anticipated disposition date, less estimated net proceeds. Approximately 75 line segments, covering 3,300 miles of former BNI lines were included, of which approximately 2,800 miles were disposed of through 1997. Remaining costs of $89 million included in the $735 million charge related to obligations at leased facilities, a majority of which have been vacated, and the write-off of duplicate and excess assets including computer hardware and software and certain facilities.

  Additional accruals of $138 million were recorded through purchase accounting related to former SFP employees and assets. Approximately $105 million of these costs related to termination of approximately 500 salaried employees for severance payments and special termination benefits to be received under the Company's retirement and health and welfare plans. Salaried employee costs also include amounts to relocate approximately 500 former SFP employees. The remaining $33 million of costs relate to the sale or abandonment of 500 miles of branch lines, rents on vacated leased facilities and the write-off of excess assets.


1997 SPECIAL CHARGE


In the fourth quarter of 1997, the Company recorded a $90 million pre-tax special charge. Approximately $65 million of the charge related to the consolidation of union clerical employees and the remainder of the charge related to severance and other costs for exempt employees. As discussed above, BNSF Railway recorded an initial charge of $287 million in 1995 for the consolidation of clerical functions. However, the 1995 charge excluded costs associated with voluntary severances for employees who were given the opportunity to relocate and follow their work, but elected severance. During the fourth quarter of 1997, the Company completed substantially all of the consolidation from field locations. All voluntary severances associated with the plan have now been completed. Remaining clerical positions to be eliminated by the Company will be at central locations and will result in involuntary separations. The Company anticipates that completion of the plan will result in the elimination of 1,800 employees including 1,600 permanent positions. Approximately 1,250 positions have been eliminated through 1997 and the remaining position eliminations are anticipated to occur in 1998 and early 1999. The costs to complete the consolidation, including future involuntary severances, have now been provided for by the 1995 and 1997 charges. Additionally, the Company has relocated approximately 350 clerical employees from field to central locations. Relocation costs have been charged to operating expense in the period incurred.

LIABILITY BALANCE AND ACTIVITY


Current and long-term employee merger and separation liabilities totaling $551 million are included in the consolidated balance sheet at December 31, 1997 and principally represent employee-related costs for the centralization of clerical functions, as well as remaining liabilities for actions taken by ATSF in prior periods. The majority of these prior ATSF costs are associated with deferred benefits payable upon separation or retirement to certain active conductors and trainmen incurred in connection with an agreement which, among other things, reduced crew sizes. Additionally, certain locomotive engineers are eligible for a deferred benefit payable, upon separation or retirement, associated with an agreement with ATSF which allowed for more flexible work rules.



  During 1997, BNSF Railway made $116 million of employee merger and separation payments principally related to the reduction of approximately 750 clerical employees, payments of salaried employee separations, and deferred benefits for ATSF conductors, trainmen and locomotive engineers. At December 31, 1997, $82 million of the remaining accrual is included within current liabilities for anticipated costs to be paid in 1998. The remaining costs are expected to be paid over the next several years, except for certain costs related to conductors, trainmen and locomotive engineers of the former ATSF which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which will be paid on an installment basis, generally over five to ten years or in some cases through retirement.

4. SALE OF INVESTMENT IN PIPELINE PARTNERSHIPS


  Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership.

As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF Railway, ("SFP Holdings"), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at December 31, 1997. The VREDs were exchangeable under certain circumstances or at final maturity, for substantially all of the Partnership Units owned by SFP Pipelines.

  On October 18, 1997, SFP Pipelines and SFP Holdings, entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for of approximately $84 million on March 6, 1998.
In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a .5% special limited partnership interest in SFPP, L.P. Consummation of the transaction caused an "Exchange Event" under the VRED agreement and VRED holders became eligible to receive either cash equal to the par value of the VREDs or substantially all of the Kinder Morgan units received by SFP Pipelines in exchange for its Partnership Units. Kinder Morgan has agreed to pay and perform all obligations of SFP Holdings related to the VREDs and has agreed to indemnify and hold harmless BNSF Railway and its subsidiaries from and against any and all losses, costs, damages, expenses, liabilities and claims arising or resulting from or relating to, among other things, the Partnership, SFPP, L.P. or the VREDs.


5. OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

Year ended December 31,                         1997    1996    1995
-----------------------------------------------------------------------------

Equity in earnings of Pipeline Partnerships..  $  30   $  24   $   9
Gain on property dispositions................     14      23      12
Accounts receivable sale fees................    (27)    (14)     (4)
Interest income..............................      1       2       2
Miscellaneous, net...........................    (13)    (18)     10
                                               -----   -----   -----

 Total.......................................  $   5   $  17   $  29
-----------------------------------------------------------------------------


6. INCOME TAXES

Income tax expense, excluding the 1995 cumulative effect of change in accounting method and extraordinary item, was as follows (in millions):


Year ended December 31,    1997   1996    1995
-----------------------------------------------------------------------------

Current:

 Federal.................  $ 104  $  95  $ 216
 State...................      6     30     32
                           -----  -----  -----

 Total...................    110    125    248
-----------------------------------------------------------------------------
Deferred:
 Federal.................    365    398   (100)
 State...................     86     47    (11)
                           -----  -----  -----

                             451    445   (111)
                           -----  -----  -----

 Total...................  $ 561  $ 570  $ 137
-----------------------------------------------------------------------------


  Reconciliation of the federal statutory income tax rate to the effective tax rate, excluding the cumulative effect of change in accounting method and extraordinary item, was as follows:



Year ended December 31,                                                                  1997     1996      1995
---------------------------------------------------------------------------------------------------------------------

Federal statutory income tax rate......................................................  35.0%     35.0%     35.0%
State income taxes,
 net of federal tax benefit............................................................   4.0       3.4       4.1%

Other, net.............................................................................  (1.3)     (0.1)      1.7%
                                                                                         ----   -------   -------

 Effective tax rate....................................................................  37.7%     38.3%     40.8%
 ---------------------------------------------------------------------------------------------------------------------


 The components of deferred tax assets and liabilities were as follows (in millions):



December 31,                                                                                       1997      1996
---------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation and amortization.........................................................         $(5,677)  $(5,110)
 Other.................................................................................            (331)     (397)
                                                                                                -------   -------

   Total deferred tax liabilities......................................................          (6,008)   (5,507)
 ---------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Casualty and environmental liabilities................................................             270       300
 Employee merger and separation costs..................................................             213       214
 Postretirement benefits...............................................................              86        96
 Non-expiring AMT credit carryforwards.................................................              36        44
 Other.................................................................................             564       439
                                                                                                -------   -------
   Total deferred tax assets...........................................................           1,169     1,093
                                                                                                -------   -------

   Net deferred tax liability..........................................................         $(4,839)  $(4,414)
---------------------------------------------------------------------------------------------------------------------

Noncurrent deferred income tax liability...............................................         $(5,172)  $(4,721)

Current deferred income tax asset......................................................             333       307
                                                                                                -------   -------

   Net deferred tax liability..........................................................         $(4,839)  $(4,414)
---------------------------------------------------------------------------------------------------------------------

  In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payment to or receives refunds from BNSF based on its separate consolidated tax liabilities. In 1997 and 1995, tax benefits of $2 million and $11 million, respectively, related to the adjustment to recognize the minimum pension liability were allocated directly to stockholders' equity. In 1996, tax expense of $9 million related to the adjustment to reduce the minimum pension liability was allocated directly to stockholders' equity.

  BNI's and SFP's federal income tax returns have been examined through 1991 and 1992, respectively. All years prior to 1986 are closed for SFP and all years prior to 1989 are closed for BNI. Issues relating to the years 1986-1992 for SFP and for the years 1989-1991 for BNI are being contested through various stages of administrative appeal. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 1997.


7. ACCOUNTING CHANGE


  Effective January 1, 1995, BNSF Railway changed its method of accounting for periodic major locomotive overhauls. Under the new method, costs of owned locomotives relating to components requiring major overhaul are depreciated, on a straight-line basis, to the first major overhaul date. The remaining cost of the owned locomotive is depreciated, on a straight-line basis, over the estimated economic life of the locomotive. The cost of overhauls on owned units are then capitalized when incurred and depreciated, on a straight-line basis, until the next anticipated overhaul. In addition, estimated costs for major overhauls on leased units are accrued on a straight-line basis over the life of the leases. BNSF Railway previously expensed locomotive overhauls when the costs were incurred. BNSF Railway believes that this change is preferable because it improves the matching of expenses incurred to revenues earned. The cumulative effect of this change on years prior to 1995 was a reduction in net income of $100 million. The effect of this change for the year ended December 31, 1995, was to reduce income before extraordinary item and cumulative effect of change in accounting method by $25 million.

8. ACCOUNTS RECEIVABLE, NET

  Effective June 1997, an accounts receivable sale agreement which allowed the sale of up to $300 million in receivables effective through 1999, was replaced by an amended and restated agreement which allows BNSF Railway, through a special purpose subsidiary, to sell up to $600 million of variable rate certificates which mature in 2002 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At December 31, 1997, $581 million of certificates were outstanding and were supported by receivables of approximately $1.1 billion in the master trust. Certificates outstanding were $280 million at December 31, 1996. BNSF Railway has retained the collection responsibility with respect to the accounts receivable held in trust. BNSF Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold. Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income (expense), net.

  During 1997, BNSF Railway installed a new revenue management system, replacing separate BNRR and ATSF systems. Primarily as a result of this integration, accounts receivable balances have risen above historical levels. Railway maintains an allowance for corrections to and collectibility of freight and other billings. At December 31, 1997 and 1996, $70 million and $57 million of such allowances had been recorded, respectively. Railway believes the allowance is adequate to cover disputed and uncollectible receivables at December 31, 1997.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

                                                                            1997
                                                                        Depreciation
December 31,                                          1997       1996       Rate
-----------------------------------------------------------------------------------------------
Land............................................   $ 1,404    $ 1,406              -
Track structure.................................    10,500      9,641            3.9%
Other roadway...................................     7,836      7,211            2.5
Locomotives.....................................     1,873      1,525            4.5
Freight cars and other equipment................     1,870      1,879            4.0
Computer hardware and software..................       412        402           15.6
-----------------------------------------------------------------------------------------------

Total cost......................................    23,895     22,064
Less accumulated depreciation and amortization..    (4,743)    (4,490)
                                                   -------    -------

Property and equipment, net.....................   $19,152    $17,574
-----------------------------------------------------------------------------------------------

  The consolidated balance sheet at December 31, 1997 and 1996 included $875 million and $471 million, respectively, for property and equipment under capital leases.

10. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                           1997      1996
--------------------------------------------------------------------------

Compensation and benefits payable.................   $  399    $  393
Accounts payable..................................      350       310
Casualty and environmental reserves...............      291       309
Rents and leases..................................      144       206
Tax liabilities...................................      111       153
Employee merger and separation costs..............       82       114
Other.............................................      604       683
                                                     ------    ------

Total.............................................   $1,981    $2,168

--------------------------------------------------------------------------

11. Debt

Debt outstanding was as follows (in millions):


December 31,                                           1997      1996
-------------------------------------------------------------------------
Notes and Debentures

 Pipeline exchangeable debentures,
   11.2% (variable), due 2010 (1).................   $  219    $  219
 8 3/4% debentures, due 2022......................      200       200
 7.40% notes, due 1999............................      150       150
 7% notes, due 2002...............................      150       150
 7 1/2% debentures, due 2023......................      150       150
 8 3/8% notes, due 2001...........................      100       100
 8 5/8% notes, due 2004...........................      100       100
 Other............................................       25        28

Mortgage Bonds
 Consolidated mortgage bonds,
   3 1/5% to 9 1/4%, due 2006 to 2045.............      321       321
 General mortgage bonds, 3 1/8% and 2 5/8%,
   due 2000 and 2010, respectively................       62        62
 Prior lien railway and land grant bonds, 4%......        -        57
 General lien railway and land grant bonds,
   3%, due 2047...................................       35        35
 Mortgage notes, 10.325%, due 1998 to 2014........       31        31
 First mortgage bonds, series A, 4%...............        -        20
 Mortgage notes, 8 5/8%, due serially to 2009.....       18        18

Equipment Obligations
 Equipment obligations, weighted average
   rate of 7.98%, due 1998 to 2013................      565       629

 Capitalized lease obligations, weighted average
   rate of 6.84% expiring 1998 to 2010............      695       400

Unamortized purchase accounting adjustment........       89       101

Unamortized discount..............................      (52)      (55)
------------------------------------------------------------------------------
 Total............................................    2,858     2,716

Less: Current portion of long-term debt...........     (108)     (165)
                                                     ------    ------

 Long-term debt...................................   $2,750    $2,551
------------------------------------------------------------------------------


(1) Discussion of the disposition of the Pipeline Debentures is discussed in
Note 4: Sale of Investment in Pipeline Partnerships



  BNSF Railway and its predecessors, BNRR and ATSF, completed cross-border leveraged leases of equipment for a total amount of $411 million, $311 million and $136 million in 1997, 1996 and 1995, respectively, which were recorded as capital lease obligations. These transactions included the issuance of $326 million, $242 million, and $108 million of equipment secured debt in 1997, 1996 and 1995, respectively.

  Aggregate long-term debt scheduled maturities are $108 million, $256 million, $138 million, $204 million and $258 million for 1998 through 2002, respectively.

  Substantially all BNSF Railway properties and certain other assets are pledged as collateral to, or are otherwise restricted under, the various BNSF Railway long-term debt agreements. Equipment obligations and capital leases are secured by the underlying equipment.

  In addition, a wholly-owned subsidiary of BNSF Railway was contingently liable as general partner for $355 million of long-term debt issued by Santa Fe Pacific Pipeline Partners, L.P. This contingent liability has been reduced by consummation of the transaction discussed in Note 4: Potential sale of investment in pipeline partnerships.

12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of BNSF Railway's financial instruments at December 31, 1997 and 1996 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by BNSF Railway, were as follows:

CASH AND CASH EQUIVALENTS


The carrying amount approximated fair value because of the short maturity of these instruments.


LONG-TERM DEBT


The fair value of BNSF Railway's long-term debt was primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. The carrying amounts of BNSF Railway's long-term debt at December 31, 1997 and 1996 were $2,858 million and $2,716 million, respectively, while the estimated fair values at December 31, 1997 and 1996 were $3,000 million and $2,812 million, respectively.


13. HEDGING ACTIVITIES, LEASES AND OTHER COMMITMENTS

HEDGING ACTIVITIES

FUEL

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap and collar transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF Railway hedges portions of its fuel purchases, it will not realize the impact of increases or decreases in fuel prices.


  As of March 30, 1998, BNSF Railway had entered into forward purchases for approximately 402 million gallons at an average price of approximately 53 cents per gallon, and fuel swaps for approximately 1,323 million gallons at an average price of approximately 52 cents per gallon.

  The above prices do not include taxes, transportation costs, certain other fuel handling costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF's Railway diesel fuel.

  BNSF Railway's fuel hedging program covers approximately 80 percent, 35 percent, 24 percent and 9 percent of estimated fuel purchases for 1998, 1999, 2000, and 2001, respectively. Quarterly hedges in 1998 range from 66 percent to 91 percent of anticipated fuel purchases. Hedges for 1999, 2000, and 2001 approximate 35 percent, 24 percent and 9 percent of estimated consumption for each quarter, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel hedging transactions were approximately $24 million as of December 31, 1997 and unrecognized gains as of December 31, 1996 were approximately $17 million. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

LEASES


BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 1997 are summarized as follows (in millions):

                                           Capital  Operating
Year ended December 31                      Leases     Leases
--------------------------------------------------------------------------
1998.....................................   $   95     $  313
1999.....................................       95        233
2000.....................................       91        177
2001.....................................       90        146
2002.....................................       90        121

Thereafter...............................      544      1,210
                                            ------     ------

Total....................................    1,005     $2,200
                                                       ------

Less amount representing interest........      310
                                            ------

Present value of minimum lease payments..   $  695
--------------------------------------------------------------------------

  Lease rental expense for all operating leases was $456 million, $446 million and $352 million for the years ended December 31, 1997, 1996 and 1995, respectively. Contingent rentals and sublease rentals were not significant.


OTHER COMMITMENTS

BNSF Railway has entered into commitments to acquire 380 locomotives in 1998. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors. Additionally, BNSF Railway has committed to acquire 325, 76 and 50 locomotives in each of 1999, 2000, and 2001, respectively.



  In connection with the closing of the sale of rail lines in Southern California in 1992 and 1993, BNSF Railway has entered into various shared use agreements with the agencies, which require BNSF Railway to pay the agencies approximately $6 million annually to maintain track structure and facilities. Additionally, BNSF Railway recorded a $50 million liability in 1993 for an obligation retained by BNSF Railway which under certain conditions requires a repurchase of a portion of the properties sold.


14. ENVIRONMENTAL AND OTHER CONTINGENCIES

ENVIRONMENTAL

BNSF Railway's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 34 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.


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

  BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 353 sites, including the Superfund sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $51 million, $47 million and $31 million during 1997, 1996 and 1995 respectively, for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $202 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at December 31, 1997, will be paid over the next five years. No individual site is considered to be material.

  Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway's consolidated financial position or liquidity.

  The railroad industry, including BNSF Railway, will become subject to future requirements regulating air emissions from diesel locomotives that will increase their operating costs. Regulations applicable to new and rebuilt locomotive engines were issued by the Environmental Protection Agency in December 1997. These regulations, which are not yet effective, will be phased in between 2000 and 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. The State of California has previously indicated to the Environmental Protection Agency that it will support the federal rule as proposed subject to slight technical modifications. Presently, the magnitude of any future expense is unknown.

OTHER CLAIMS AND LITIGATION


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

15. RETIREMENT PLANS

BNSF Railway and its subsidiaries are included with certain other BNSF affiliates in the qualified BNSF Retirement Plan and the nonqualified BNSF Supplemental Retirement Plan.


Prior to October 1, 1996, BNSF sponsored noncontributory defined benefit pension plans through its subsidiaries, BNI and SFP, covering substantially all non-union employees. Additionally, BNI and SFP sponsored nonqualified defined benefit plans for certain officers and other employees. On October 1, 1996, the respective BNI and SFP qualified defined benefit pension plans were merged, creating the qualified BNSF Retirement Plan. The corresponding nonqualified defined benefit plans were merged on October 1, 1996, creating the nonqualified BNSF Supplemental Retirement Plan. The benefits under BNSF Railway's plans are based on years of credited service and the highest five-year average compensation levels. BNSF Railway's funding policy is to contribute annually not less than the regulatory minimum, and not more than the maximum amount deductible for income tax purposes.


  Components of the net pension cost for BNSF Railway plans, including the prior BNI and SFP plans, were as follows (in millions):


Year ended December 31,                   1997    1996   1995(1)
---------------------------------------------------------------------------

Service cost, benefits earned
 during the period.....................  $  14   $  17   $  11
Interest cost on projected obligation..    100      97      65
Actual return on plan assets...........   (329)   (148)   (114)
Net amortization and deferred amounts..    221      43      61
Curtailment costs......................      -       -      10
Cost of special termination benefits...      -       -      32
                                         -----   -----   -----

 Net pension cost......................  $   6   $   9   $  65
---------------------------------------------------------------------------

(1) Represents full year BNI combined with SFP for the period from September 22, 1995 through December 31, 1995.

  The following table shows the reconciliation of BNSF Railway's funded status of the qualified plans with amounts recorded in the consolidated balance sheet (in millions):


December 31,                                 1997      1996
-----------------------------------------------------------------------
Vested benefit obligation...............  $(1,221)  $(1,081)
                                          -------   -------

Accumulated benefit obligation..........  $(1,269)  $(1,161)

-----------------------------------------------------------------------
Projected benefit obligation............  $(1,357)  $(1,247)
                                          -------   -------

Plan assets at fair value, primarily
 marketable equity and debt securities..    1,540     1,320
-----------------------------------------------------------------------
Plan assets in excess of projected
 benefit obligation.....................      183        73
Unrecognized net gain...................     (169)      (63)
Unrecognized prior service cost.........      (10)      (10)

Unamortized net transition obligation...       13        15
                                          -------   -------

Prepaid pension asset...................  $    17   $    15
-----------------------------------------------------------------------

  BNSF Railway uses a September 30 measurement date. The prior BNI and SFP plans used measurement dates of December 31 and September 30, respectively. The assumptions used in accounting for the BNSF, BNI and SFP qualified and nonqualified plans were as follows:


                             BNSF   BNSF    BNI    SFP
                             1997   1996   1995   1995
------------------------------------------------------------------------
Discount rate..............   7.5%  7.75%   7.0%   7.5%
Rate of increase in
 compensation levels.......   4.0%   4.0%   4.0%   4.0%

Expected long-term rate
 of return on plan assets..   9.5%   9.5%   9.5%  9.75%
------------------------------------------------------------------------


  The following table shows the reconciliation of the BNSF Railway funded status of the nonqualified supplemental plan with amounts recorded in the consolidated balance sheet (in millions):

December 31,                                           1997    1996
------------------------------------------------------------------------
Actuarial present value of benefit obligations:

Vested benefit obligation...........................  $ (38)  $ (31)
                                                      -----   -----

Accumulated benefit obligation......................  $ (39)  $ (32)
                                                      -----   -----

Projected benefit obligation........................  $ (47)  $ (39)
------------------------------------------------------------------------
Unrecognized net loss...............................     19      14
Unrecognized prior service cost.....................      1       1
Unamortized net transition obligation...............      1       1
Adjustment required to recognize minimum liability..    (13)     (9)
                                                      -----   -----

Accrued pension liability...........................  $ (39)  $ (32)
------------------------------------------------------------------------

  BNSF sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF matches 50 percent of the first 6 percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF's performance, an additional matching contribution of up to 30 percent of the first 6 percent can be made at the end of the year. Prior to December 31, 1996, BNSF sponsored 401(k) thrift and profit sharing plans through its subsidiaries, BNI and SFP, which covered substantially all non-union employees and certain union employees. The plans covering non-union employees were merged on December 31, 1996. Under the prior plans, BNI employees were immediately fully vested in the employer match, while SFP employees became vested on a five year schedule based on length of service. As part of the transition to the BNSF plan, former SFP employees became fully vested in the employer match made through December 31, 1996. Employer contributions made subsequent to December 31, 1996, for all non-union employees, are subject to the five year length of service vesting schedule. BNSF Railway's 401(k) matching expense was $14 million in 1997 and $13 million in 1996 and 1995.

16. OTHER POSTEMPLOYMENT BENEFIT PLANS

  BNSF provides life insurance benefits to eligible, former BNI non-union employees. The life insurance plan is noncontributory and covers retirees only. The postretirement benefit costs related to former BNI employees were $1 million in each of the three years ended December 31, 1997, 1996 and 1995, respectively.

  BNSF's policy is to fund benefits payable under the life insurance plan as they come due. The accumulated postretirement benefit obligation related to the former BNI plan was approximately $17 million at December 31, 1997 and 1996.

  Salaried employees of the former SFP who have rendered 10 years of service after attaining age 45 are eligible for both medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is noncontributory and covers retirees only. The combined components of SFP's postretirement benefit cost related to former SFP employees relating to its medical and life insurance plans were as follows (in millions):


                                             Life Insurance
                                             and Medical Plan
                                        ----------------------------
                                          1997   1996  1995 (1)
--------------------------------------------------------------------
Service cost...........................  $   4   $   5  $ 1
Interest cost..........................     14      16    4
Net amortization and deferred amounts..     (1)      -   (2)
                                         -----    -----  ---

 Net postretirement benefit cost.......  $  17    $  21  $ 3
--------------------------------------------------------------------

(1) Includes only the components of postretirement benefit cost from September 22, 1995 to December 31, 1995.


  BNSF's policy is to fund benefits payable under the medical and life insurance plans as they become due. The following table shows the reconciliation of the plans' obligations to amounts accrued at December 31, 1997 and 1996 (in millions). The former SFP plan uses a September 30 measurement date.

                                         Life Insurance         Medical
                                               Plan              Plan
                                         ---------------     ------------
                                          1997     1996      1997   1996
---------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation:

  Retirees............................   $  44    $  43     $ 111  $ 119
  Fully eligible active participants..       -        -         6     11
  Other active participants...........       3        4        26     33
---------------------------------------------------------------------------
                                            47       47       143    163

Unrecognized net gain (loss)..........      (2)      (1)       18     (3)
                                         -----    -----     -----  -----

  Accrued postretirement
   benefit cost.......................   $  45    $  46     $ 161  $ 160
---------------------------------------------------------------------------

  For purposes of the above calculations, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 10 percent in 1997 and is assumed to decrease gradually to 5 percent by 2006 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation for the medical plan by $15 million and the combined service and interest components of net periodic postretirement benefit cost recognized in 1997 by $2 million.

  For 1997 and 1996, the weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7.5 percent and 7.75 percent, respectively, and the assumed weighted-average salary increase was 4 percent for both 1997 and 1996.


OTHER PLANS


Under collective bargaining agreements, BNSF Railway participates in multiemployer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $15 million, $14 million and $11 million, in 1997, 1996 and 1995, respectively.

17. COMMON STOCK AND STOCKHOLDER'S EQUITY


  BNSF Railway is authorized to issue 1,000 shares of common stock, $1 Par Value. At December 31, 1997 and 1996 all 1,000 shares were issued and outstanding.

  As discussed previously, the 1995 business combination with SFP was accounted for by the purchase method. The historical costs of ATSF's and SFP's net assets, together with fair value adjustments, resulted in a capital contribution to BNSF Railway of $2,070 on September 22, 1995. Note 18 discusses the capital contribution receivable from SFP that BNSF Railway assumed from ATSF.

  As a result of the merger, certain investments in third parties held by both BNRR and ATSF, which were previously recorded on the cost method, were converted to the equity method due to BNSF Railway's combined ownership position and ability to exercise significant influence. As such, $26 million, which is net of deferred taxes of $17 million, was recorded in 1995 as an increase to retained earnings to reflect BNRR's undistributed equity in earnings since initial investment. SFP's and ATSF's investments were adjusted to fair value upon the application of purchase accounting.


18.  RELATED PARTY TRANSACTIONS


BNSF Railway has intercompany borrowings with affiliates. The following is a summary of intercompany notes payable balances (in millions):


  December 31,                                             1997           1996
                                                           ----           ----
Note payable to Parent                                    $2,063         $1,786


Intercompany advances to Parent are payable on demand with semi-annual interest payments at a variable rate of 1.0% above the monthly average of the daily effective Federal Funds rate. However, it is not anticipated that BNSF Railway will be required to pay this obligation in 1998.

In 1989, the stock of Santa Fe Financial Holdings ("Financial Holdings") was contributed to the capital of ATSF. The assets of Financial Holdings include a demand note receivable from SFP including accrued interest net of tax. This note had previously been contributed to the capital of Financial Holdings by SFP. Due to the merger of SFP into BNSF Railway, this note is now eliminated on a consolidated BNSF Railway basis.

SFP Pipelines Holdings, Inc. had a $130 million intercompany note receivable from SFP. During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in 1997, 1996 or 1995.

19. QUARTERLY FINANCIAL DATA - UNAUDITED


(Dollars in millions, except per share data)    Fourth    Third   Second    First
--------------------------------------------------------------------------------------
1997
Revenues(1)                                      $2,186   $2,137   $2,063   $2,023
Operating income (2)                                 38      541      458      329
Net income (2)(3)                                $  227   $  291   $  246   $  165
--------------------------------------------------------------------------------------
1996
Revenues(1)                                      $2,079   $2,032   $2,013   $2,016
Operating income(3)                                 468      476      418      385
Net income (3)                                   $  244   $  253   $  218   $  204
--------------------------------------------------------------------------------------

(1) Amounts do not agree to previously reported amounts due to certain reclassifications between revenues and expenses which were not significant.
(2) Fourth quarter 1997 results include a $90 million pre-tax charge ($56 million after tax) as discussed in Note 3.
(3) Amounts do not agree to the previously reported amounts due to the inclusion of SFP to reflect its merger into BNSF Railway on January 2, 1998, as discussed in Note 1.

                                                                     Schedule II



              The Burlington Northern and Santa Fe Railway Company
                       Valuation and Qualifying Accounts
             For the years ended December 31, 1997, 1996, and 1995
                                 (In millions)


              Column A                  Column B         Column C         Column D           Column E          Column F
              --------                  --------         --------         --------           --------          --------
                                       Balance at       Additions         Addition                            Balance at
                                        Beginning       Charged to         of ATSF                              End of
Description                             of Period         Income         Accrual (1)      Deductions (2)      Period (3)
-----------                             ----------  ----------------  ---------------  ------------------  ---------------
December 31, 1997:
Casualty and
environmental liabilities                      $810              $165            $  -                $264             $711
                                      =============  ================  ==============   =================   ==============

December 31, 1996:
Casualty and
environmental liabilities                      $916              $188            $  -                $294             $810
                                      =============  ================  ==============   =================   ==============

December 31, 1995:
Casualty and
environmental liabilities                      $637              $164            $320                $205             $916
                                      =============  ================  ==============   =================   ==============



Notes:

(1)   Represents ATSF's recorded liability at date of merger of BNI and SFP.

(2)   Principally represents cash payments.

(3)   Classified in the consolidated balance sheets as follows:


                                                                   1997          1996          1995
                                                                  ------        ------        ------
Casualty and environmental liabilities (current) liabilities)      $ 263         $ 267         $ 290
                                                                     448           543           626
Casualty and environmental liabilities (noncurrent)                -----         -----         -----
 liabilities)
                                                                   $ 711         $ 810         $ 916
                                                                   =====         =====         =====

                    BURLINGTON NORTHERN SANTA FE CORPORATION

                               INDEX OF EXHIBITS


Exhibit
-------
Number    Description
--------  -----------

2.1 Agreement and Plan of Merger dated December 30, 1996 between Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company incorporated by reference to The Burlington Northern and Santa Fe Railway Company's Report on Form 10-K for the fiscal year ended December 31, 1996.

2.2 Certificate of Ownership and Merger Merging Santa Fe Pacific Corporation and The Burlington Northern and Santa Fe Railway Company filed on December 30, 1997.

3.1 Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company effective December 31, 1996 incorporated by reference to The Burlington Northern and Santa Fe Railway Company's Report on Form 10-K for the fiscal year ended December 31, 1996.

3.2       By-Laws as amended through July 17, 1991. Incorporated by reference to
          Exhibit 3.2 to Burlington Northern Railroad Company's Report on Form 10-K for the fiscal year ended December 31, 1991.

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