Form 10-Q
period 1998-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1998-05-15
CIK 15511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                                    Shares Outstanding
            Class                                  as of April 30, 1998

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

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                   Three Months Ended
                                                         March 31,
                                                   ------------------
                                                     1998     1997
                                                     ----     ----


Revenues                                             $2,161  $2,023


Operating expenses:
  Compensation and benefits                             702     692
  Purchased services                                    231     216
  Depreciation and amortization                         202     190

  Equipment rents                                       191     200
  Fuel                                                  182     196
  Materials and other                                   206     200
                                                      -----   -----
    Total operating expenses                          1,714   1,694
                                                      -----   -----

Operating income                                        447     329
Interest expense                                         45      47
Interest expense, related parties                        28      19
Other income (expense), net                              84       2
                                                      -----   -----


Income before income taxes                              458     265
Income tax expense                                      180     100
                                                      -----   -----


Net income                                           $  278  $  165
                                                     ======  ======





See accompanying notes to consolidated financial statements.




    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                 (UNAUDITED)


                                                  March 31, December 31,
                                                     1998      1997
                                                    ------    ------
Current assets:



  Cash and cash equivalents                        $   273   $     -
  Accounts receivable, net                             566       632
  Materials and supplies                               213       205
  Current portion of deferred income taxes             333       333
  Other current assets                                  30        27
                                                   -------   -------
      Total current assets                           1,415     1,197

Property and equipment, net                         19,363    19,152
Other assets                                         1,024       850
                                                   -------   -------

      Total assets                                 $21,802   $21,199
                                                   =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $ 1,973   $ 1,981
  Long-term debt due within one year                   108       108
                                                   -------   -------
      Total current liabilities                      2,081     2,089

Long-term debt                                       2,749     2,750
Intercompany notes payable                           2,288     2,063
Deferred income taxes                                5,203     5,172
Casualty and environmental liabilities                 431       448
Employee, merger and separation costs                  444       469
Other liabilities                                    1,304     1,185
                                                   -------   -------
      Total liabilities                             14,500    14,176
                                                   -------   -------

Commitments and contingencies (See note 3)

Stockholder's equity:
  Common stock, $1 par value, (1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                 4,707     4,706
  Retained earnings                                  2,602     2,324
  Accumulated other comprehensive income                (7)       (7)
                                                   -------   -------
      Total stockholder's equity                     7,302     7,023
                                                   -------   -------
        Total liabilities and stockholder's
          equity                                   $21,802   $21,199
                                                   =======   =======



See accompanying notes to consolidated financial statements.





    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                    1998    1997
                                                    ----    ----
Operating Activities:



  Net income                                       $ 278   $ 165
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                  202     190
      Deferred income taxes                           31      40
      Employee, merger and separation costs paid     (30)    (31)
      Other, net                                     (45)    (15)
      Sale of accounts receivable                     19      20
      Changes in working capital                      40    (458)
                                                  ------  ------
Net cash provided by (used for)
  operating activities                               495     (89)
                                                  ------  ------

Investing Activities:
  Cash used for capital expenditures                (366)   (296)
  Other, net                                         (82)    (35)
                                                  ------  ------
Net cash used for investing activities              (448)   (331)
                                                  ------  ------

Financing Activities:
  Proceeds from issuance of long-term debt            27      21
  Payments on long-term debt                         (26)   (100)
  Net increase in intercompany notes payable         225     478
  Other, net                                           -       1
                                                  ------  ------
Net cash provided by financing activities            226     400
                                                  ------  ------

Increase decrease in cash and cash equivalents       273     (20)
Cash and cash equivalents:
  Beginning of period                                  -      20
                                                  ------  ------
  End of period                                   $  273  $    -
                                                  ======  ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized        $  60   $  51

  Income taxes paid (refunds), net                   (31)    162


See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company ("BNSF Railway" or "Company") Annual Report on Form 10-K for the year ended December 31, 1997. BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). BNSF Railway was formerly known as the Burlington Northern Railroad Company ("BNRR"). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company ("ATSF") merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railways parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF's consolidated financial position as of March 31, 1998 and December 31, 1997 and the consolidated results of operations for the three month periods ended March 31, 1998 and 1997 have been included.

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the consolidated balance sheets at March 31, 1998 and December 31, 1997 and the consolidated statements of income and cash flows for the three month periods ended
March 31, 1998 and 1997 have been adjusted to include the results of SFP and ATSF. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railways Form 10-Q for the three month period ended March 31, 1997.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements, including the restatement of prior periods. For the quarters ended March 31, 1998 and 1997, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee, merger and separation liabilities totaling $521 million are included in the consolidated balance sheet at March 31, 1998. During the first three months of 1998, the Company paid $30 million of employee, merger and separation costs.

At March 31, 1998, approximately $77 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years or in some cases through retirement. In addition, certain merger-related costs have been recorded as operating expenses.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 352 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $11 million during the first three months of 1998 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $200 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at March 31, 1998, will be paid over the next five years. No individual site is considered to be material.

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

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives that will increase their operating costs. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the Environmental Protection Agency on April 16, 1998. These regulations, which in most respects become effective June 15, 1998, will be phased in between 2000 and 2010. Under some interpretations of federal law, older locomotive engines may be regulated by states based on standards and procedures which the State of California ultimately adopts. The State of California has previously indicated to the Environmental Protection Agency that it will support the federal rule as proposed subject to slight technical modifications. Presently, the magnitude of any future expense is unknown.

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

As of March 31, 1998, BNSF Railway had entered into forward purchases for approximately 330 million gallons at an average price of approximately 47 cents per gallon, and fuel swaps for approximately 1.2 billion gallons at an average price of approximately 52 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the price of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

BNSF Railway's fuel hedging program covers approximately 85 percent of estimated fuel purchases for the remaining nine months of 1998, and approximately 35 percent, 25 percent and 10 percent of estimated fuel purchases for 1999, 2000 and 2001, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel hedging transactions were approximately $63 million as of March 31, 1998. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5. Sale of Investment in Pipeline Partnerships

Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., a direct, wholly-owned subsidiary of BNSF Railway (SFP Holdings), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at March 31, 1998.

In October 1997, SFP Pipelines and SFP Holdings, entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million in cash on March 6, 1998. The Partnership was liquidated as part of the transaction and each Partnership Units was converted into the right to receive 1.39 Kinder Morgan common units. SFP Pipelines' 8,148,148 Partnership Units were converted into the right to receive 11,325,925 Kinder Morgan common units. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. The BNSF Railway recognized a $67 million one-time pre-tax gain ($32 million after-tax) at the time of the sale.

Consummation of the transaction caused an "Exchange Event" under the VRED agreement and VRED holders became eligible to receive either cash equal to the par value of the VREDs or substantially all of the Kinder Morgan units received by SFP Pipelines in exchange for its Partnership Units. Kinder Morgan has agreed to pay and perform all obligations of SFP Holdings related to the VREDs and has agreed to indemnify and hold harmless BNSF and its subsidiaries from and against any and all losses, costs, damages, expenses, liabilities and claims arising or resulting from or relating to, among other things, the Partnership, SFPP, L.P. or the VREDs.

In April 1998, an amendment to the VREDs Registration Statement on Form S-4 announcing the intention to offer to exchange the VREDs for the partnership units of Kinder Morgan was filed. Subsequently, an exchange prospectus was distributed to unit holders who have until May 26, 1998 to elect to exchange the VREDs. Any unit holders who do not elect the exchange will have their VREDs redeemed in cash.

6. Related party transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business which include payments made on each other's behalf and performance of services. During the first three months of 1998, BNSF Railway received refunds from BNSF of $31 million for state and federal income taxes, which are reflected in changes in working capital in the consolidated statement of cash flows.

Additionally, during the first three months of 1998, BNSF Railway had net borrowings from BNSF of $225 million used to fund capital expenditures and other operating activities. These borrowings increased intercompany notes payable from $2,063 million to $2,288 million. Interest is paid on intercompany notes payable at a rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest expense is reflected in Interest expense, related parties. The notes are due on demand.

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company ("BNSF Railway", "Registrant" or "Company"). BNSF Railway was formerly known as Burlington Northern Railroad Company ("BNRR"). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company ("ATSF") merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation ("SFP"), merged with and into BNSF Railway.

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the consolidated balance sheets at March 31, 1998 and December 31, 1997 and the consolidated statements of income and cash flows for the three month periods ended
March 31, 1998 and 1997 have been adjusted to include the results of SFP and ATSF. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-Q for the three month period ended March 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997.

BNSF Railway recorded net income for the first quarter of 1998 of $278 million, compared with first quarter 1997 net income of $165 million. The increase in net income is a result of increased revenue in coal, merchandise and intermodal sectors, partially offset by only a 1 percent increase in operating expense despite an 8 percent increase in cars and units handled. In addition, more moderate winter weather in the first quarter of 1998 relative to 1997 and the initial phase of a real estate portfolio sale contributed to the improvement. Additionally, as discussed in Note 5 to the consolidated financial statements, the increase in net income was partially due to a $67 million pre-tax gain ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax gain on the pipelines sale, BNSF Railway's adjusted net income was $246 million for the first quarter of 1998.

REVENUES


The following table presents BNSF Railway's revenue information by commodity for the three months ended March 31, 1998 and 1997 and includes certain reclassifications of prior year information to conform to current year presentation.
                                                                 Revenue
                                                Revenue       Per Thousand
                              Revenues         Ton Miles        Ton Miles
                            ------------     -------------     -----------
                            1998    1997     1998     1997     1998   1997
                            ----    ----     ----     ----     ----   ----
                           (In Millions)    (In Millions)



Intermodal                $  561  $  516    19,448   18,232  $28.85  $28.30
Coal                         558     489    49,160   39,653   11.35   12.33
Agricultural Commodities     279     292    14,481   15,153   19.27   19.27
Chemicals                    197     191     8,051    7,201   24.47   26.52
Metals and Minerals          194     175     8,792    7,350   22.07   23.81
Forest Products              147     136     6,829    6,049   21.53   22.48
Consumer Goods               132     118     4,852    4,407   27.21   26.78
Automotive                    92     106     1,501    1,579   61.29   67.13
                          ------  ------   -------   ------  ------  ------
Total Freight Revenues     2,160   2,023   113,114   99,624  $19.10  $20.31
                                           =======   ======  ======  ======
Other Revenues                 1       -
                          ------  ------
Total Operating Revenues  $2,161  $2,023
                          ======  ======


Total revenues for first quarter of 1998 were $2,161 million or 7 percent higher compared with revenues of $2,023 million for the first quarter of 1997.

Intermodal revenues of $561 million for the first quarter of 1998 increased $45 million or 9 percent reflecting increases in all sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight. International revenues were up due to volume gains associated with diversion of traffic from Union Pacific Corporation ("UP") to BNSF Railway. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider, and from new Triple Crown business.

Coal revenues of $558 million for the 1998 first quarter increased $69 million or 14 percent primarily due to favorable operating conditions as a result of a more moderate winter in 1998 and from volume gains associated with the diversion of business from UP to BNSF Railway.

Agricultural Commodities revenues of $279 million for the 1998 first quarter were $13 million or 4 percent lower than revenues for the 1997 first quarter due to weak corn and wheat export markets through the Pacific Northwest.

Metals and minerals revenues of $194 million for the first quarter of 1998 were $19 million or 11 percent higher than the first quarter of 1997 and were led primarily by volume increases in steel products. Strength in the aluminum, clay and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $147 million for the 1998 first quarter were $11 million or 8 percent higher than the 1997 first quarter primarily due to pulpboard volume gains as a result of the diversion of traffic from UP to BNSF Railway. Additionally, lumber volumes increased due to higher construction activity.

Consumer goods revenues of $132 million for the 1998 first quarter were $14 million or 12 percent higher than the 1997 first quarter primarily due to volume increases in corn syrup traffic to Mexico and a milder winter in 1998 which favorably impacted sugar traffic. Additionally, government and machinery revenues increased due primarily to higher movements for Boeing.

Automotive revenues of $92 million for the 1998 first quarter were $14 million or 13 percent lower than the first quarter of 1997 reflecting decreases in volume due to the loss of Ford's Southwestern United States business and a rail industry shortage of vehicle carriers.

EXPENSES

Total operating expenses for the first quarter of 1998 were $1,714 million, an increase of $20 million or 1 percent, compared with operating expenses for the 1997 first quarter of $1,694 million. The operating ratio improved significantly to 79.3 percent for the first quarter of 1998, compared with an
83.7 percent operating ratio for the first quarter 1997.

Compensation and benefits expenses of $702 million were $10 million or 1 percent higher than the first quarter of 1997. The increase was primarily due to wage increases, higher incentive compensation expense (minimal amounts were earned in the first quarter of 1997) and increased employment, partially offset by increased operating efficiency due to less severe weather in the first quarter of 1998.

Purchased services of $231 million for the first quarter of 1998 were $15 million or 7 percent higher than the 1997 first quarter due principally to volume driven increases in ramping, drayage and distribution services expenses.

Equipment rents expenses for the first quarter of 1998 of $191 million were $9 million or 5 percent lower than the 1997 first quarter reflecting lower private railcar expense and lower time and mileage payments for freight cars as a result of improved equipment utilization.

Fuel expenses of $182 million for the first quarter of 1998 were $14 million or 7 percent lower than the first quarter of 1997, as a result of a 9 cent or 13 percent decrease in the average price paid per gallon of diesel fuel partially offset by a 7 percent increase in consumption.

Materials and other expenses of $206 million for the first quarter of 1998 were $6 million or 3 percent higher than the 1997 first quarter principally reflecting a decrease in credits from the sale of easements, and higher casualty and locomotive material expenses, partially offset by lower personal injury and employee relocation expenses.

Interest expense with external and related parties of $73 million for the first quarter of 1998 was $7 million or 11 percent higher than in the first quarter of 1997, primarily due to higher debt levels, which increased from $4,921 million at December 31, 1997 to $5,145 million at March 31, 1998.

Other income (expense), net was $82 million higher than the 1997 first quarter due primarily to the $67 million pre-tax gain on the pipelines sale in 1998. Excluding the gain on the pipeline partnerships sale, other income (expense), net for the first quarter of 1998 was $15 million higher than 1997 due to gains on the initial phase of a real estate portfolio sale. This increase was partially offset by higher accounts receivable sale fees due to the increase in receivables sold.

Income tax expense of $180 million was $80 million higher in the first quarter of 1998 due to higher pre-tax income and a higher effective tax rate resulting from the sale of the Company's interest in the pipeline partnerships.

    THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS



 COAL TRANSPORTATION CONTRACT LITIGATION

 Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 of the action originally filed against BNSF Railway by Southwestern Electric Power Company ("SWEPCO") in the 102nd Judicial Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two coal transportation contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). On March 13, 1998, the Texas Supreme Court rendered judgment in favor of BNSF Railway, unanimously affirming the decision of the Court of Appeals for the Sixth Court of Appeals District of Texas, and assessing SWEPCO costs of appeal (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. 96-0684, Supreme Court of Texas). On April 7, 1998, SWEPCO served its Motion for Rehearing which is pending.

 ENVIRONMENTAL PROCEEDINGS

 Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 of the action originally filed against BNSF Railway by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV-403, Circuit Court, Douglas County, Wisconsin). BNSF Railway and the State have reached a settlement in principle calling for BNSF Railway to reimburse the State for $30,000 in costs and to pay a civil forfeiture of $85,000, a penalty assessment of $18,700, an environmental assessment of $8,500, and costs and attorneys' fees of $10,000, for a total of $152,200. A stipulation signed by the parties would be subject to court approval.

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




                         THE BURLINGTON NORTHERN
                         AND SANTA FE RAILWAY COMPANY
                           (Registrant)




                           By:  /s/ THOMAS N. HUND
                                -------------------------------
                                Thomas N. Hund
                                Vice President and Controller
                                (On behalf the Registrant and as
                                  principal accounting officer)





Schaumburg, Illinois
May 15, 1998


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

                                                    Three Months
                                                   Ended March 31,
                                                   ---------------
                                                   1998       1997
                                                   ----       ----
Earnings:

  Pre-tax income                                 $  458     $  265

  Add:
    Interest and fixed charges,
      excluding capitalized interest                 73         66

    Portion of rent under long-term
      operating leases representative
      of an interest factor                          45         47

    Amortization of capitalized interest              1          1

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                    3         (2)
                                                  -----      -----

Total earnings available for fixed charges        $ 574      $ 381
                                                  -----      -----
Fixed charges:

  Interest and fixed charges                      $  76      $  69

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                           45         47
                                                  -----      -----
  Total fixed charges                             $ 121      $ 116
                                                  -----      -----
Ratio of earnings to fixed charges                 4.74x(1)   3.28x

(1) Earnings for the quarter ended March 31, 1998 include a pre-tax gain on the pipeline partnerships sale of $67 million. Excluding this gain, the ratio for the quarter ended March 31, 1998 would have been 4.19x.