Form 10-Q
period 1998-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1998-08-14
CIK 15511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                                 (817) 352-6856
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes__X__    No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares
            Class                             Outstanding at July 31, 1998
            -----                             ----------------------------

Common stock, $1.00 par value                        1,000 shares


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

                                      --






                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              (DOLLARS IN MILLIONS)
                                    (UNAUDITED)



                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                   ------------------    -----------------
                                     1998        1997      1998       1997
                                   ------      ------    ------     ------

Revenues                           $2,217      $2,063    $4,378     $4,086
                                   ------      ------    ------     ------

Operating expenses:
  Compensation and benefits           690         652     1,392      1,344
  Purchased services                  233         211       464        427
  Depreciation and amortization       204         189       406        379
  Equipment rents                     203         201       394        401
  Fuel                                181         186       363        382
  Materials and other                 178         166       384        366
                                   ------      ------    ------     ------
    Total operating expenses        1,689       1,605     3,403      3,299
                                   ------      ------    ------     ------

Operating income                      528         458       975        787
Interest expense                       39          45        84         92
Interest expense, related parties      29          25        57         44
Other income (expense), net             1           6        85          8
                                   ------      ------    ------     ------

Income before income taxes            461         394       919        659
Income tax expense                    170         148       350        248
                                   ------      ------    ------     ------

Net income                         $  291      $  246    $  569     $  411
                                   ======      ======    ======     ======








See accompanying notes to consolidated financial statements.





     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                    June 30,    December 31,
ASSETS                                                1998         1997
                                                   ---------    -----------



Current assets:
  Cash and cash equivalents                        $   101       $      -
  Accounts receivable, net                             565            632
  Materials and supplies                               211            205
  Current portion of deferred income taxes             320            333
  Other current assets                                  48             27
                                                   -------        -------
    Total current assets                             1,245          1,197

Property and equipment, net                         19,781         19,152
Other assets                                           756            850
                                                   -------        -------
      Total assets                                 $21,782        $21,199
                                                   =======        =======


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities   $ 1,966        $ 1,981
  Long-term debt due within one year                   256            108
                                                   -------        -------
      Total current liabilities                      2,222          2,089

Long-term debt                                       2,374          2,750
Intercompany notes payable                           2,288          2,063
Deferred income taxes                                5,309          5,172
Casualty and environmental reserves                    412            448
Employee, merger and separation costs                  433            469
Other liabilities                                    1,152          1,185
                                                   -------        -------
      Total liabilities                             14,190         14,176
                                                   -------        -------

Commitments and contingencies (See note 3)

Stockholder's equity:
  Common stock, $1 par value, (1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                 4,706          4,706
  Retained earnings                                  2,893          2,324
  Accumulated other comprehensive deficit               (7)            (7)
                                                   -------        -------
      Total stockholder's equity                     7,592          7,023
                                                   -------        -------
      Total liabilities and stockholder's equity   $21,782        $21,199
                                                   =======        =======






See accompanying notes to consolidated financial statements.





     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)




                                                         Six Months Ended
                                                             June 30,

                                                           1998      1997
                                                         ------    ------

Operating Activities:
  Net income                                             $  569    $  411
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                         406       379
      Deferred income taxes                                 151       137
      Employee, merger and separation costs paid            (46)      (55)
      Other, net                                            (99)      (50)
      Sale of accounts receivable                            19       320
      Other changes in working capital                       31      (555)
                                                         ------    ------
Net cash provided by operating activities                 1,031       587
                                                         ------    ------

Investing Activities:
  Cash used for capital expenditures                       (952)     (845)
  Other, net                                               (240)      (75)
                                                         ------    ------
Net cash used for investing activities                   (1,192)     (920)
                                                         ------    ------

Financing Activities:
  Proceeds from issuance of long-term debt                   92       113
  Payments on long-term debt                                (50)     (125)
  Net increase in intercompany notes payable                225       358
  Other, net                                                 (5)        1
                                                         ------    ------
Net cash provided by financing activities                   262       347
                                                         ------    ------

Increase in cash and cash equivalents                       101        14
Cash and cash equivalents:
  Beginning of period                                         -        20
                                                         ------    ------
  End of period                                          $  101    $   34
                                                         ======    ======

Supplemental cash flow information:
  Interest paid, net of amounts capitalized              $  105    $  103
  Income taxes paid, net of refunds                         112       167





See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Accounting policies and interim results

The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company ("BNSF Railway" or "Company") Annual Report on Form 10-K for the year ended December 31, 1997. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). BNSF Railway was formerly known as Burlington Northern Railroad Company ("BNRR"). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company ("ATSF") merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation ("SFP"), merged with and into BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the consolidated balance sheets at June 30, 1998 and December 31, 1997 and the consolidated statements of income and cash flows for the three and six month periods ended June 30, 1998 and 1997 have been adjusted to include the results of SFP and ATSF. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-Q for the three and six month periods ended June 30, 1997.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of June 30, 1998 and December 31, 1997 and the consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 have been included.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements, including the restatement of prior periods. For the three and six month periods ended June 30, 1998 and 1997, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee, merger and separation liabilities totaling $505 million are included in the consolidated balance sheet at June 30, 1998. During the first six months of 1998, the Company paid $46 million of employee, merger and separation costs.

At June 30, 1998, $72 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years or in some cases through retirement.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 349 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $22 million during the first six months of 1998 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $194 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at June 30, 1998, will be paid over the next five years. No individual site is considered to be material.

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

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives that will increase their operating costs. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the United States Environmental Protection Agency ("EPA") and became effective June 15, 1998. The new
standards will   be phased in between 2000 and 2005. BNSF Railway is
evaluating compliance requirements and associated costs. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

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

As of June 30, 1998, BNSF Railway had entered into forward purchases for approximately 210 million gallons at an average price of approximately 47 cents per gallon, and fuel swaps for approximately 1.7 billion gallons at an average price of approximately 50 cents per gallon.

The above prices do not include taxes, fuel handling costs, certain transportation costs and any differences which may occur from time to time between the price of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

BNSF Railway's fuel hedging program covers approximately 86 percent of estimated fuel purchases for the remaining six months of 1998, and approximately 56 percent, 40 percent, 19 percent and 4 percent of estimated fuel purchases for 1999, 2000, 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel hedging transactions were approximately $65 million as of June 30, 1998. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5. Sale of Investment in Pipeline Partnerships

Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., a wholly-owned subsidiary of BNSF Railway ("SFP Holdings"), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at December 31, 1997.

In October 1997, SFP Pipelines and SFP Holdings entered into an agreement with Kinder Morgan Energy Partners, L.P. ("Kinder Morgan") pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Partnership and SFPP, L.P. for approximately $84 million in cash on March 6, 1998. The Partnership was liquidated as part of the transaction and each Partnership Unit was converted into the right to receive 1.39 Kinder Morgan common units. SFP Pipelines' 8,148,148 Partnership Units were converted into the right to receive 11,325,925 Kinder Morgan common units. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. The Company recognized a $67 million one-time pre-tax gain ($32 million after-tax) at the time of the sale.

Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either cash equal to the par value of the VREDs or partnership units of Kinder Morgan. As a result of this transaction, substantially all of the Company's investment in the Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

6. Related party transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business which include payments made on each other's behalf and performance of services. During the first six months of 1998, BNSF Railway paid BNSF $112 million for state and federal income taxes, which are reflected in changes in working capital in the consolidated statement of cash flows.

Additionally, during the first six months of 1998, BNSF Railway had net borrowings from BNSF of $225 million used to fund capital expenditures and other investing activities. Interest is paid on intercompany notes payable at a rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest expense is reflected in interest expense, related parties.
The notes are due on demand.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively "BNSF Railway", "Registrant" or "Company"). BNSF Railway was formerly known as Burlington Northern Railroad Company ("BNRR"). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation ("SFP"), merged with and into BNSF Railway.

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. Accordingly, the consolidated balance sheets at June 30, 1998 and December 31, 1997 and the consolidated statements of income and cash flows for the three and six month periods ended June 30, 1998 and 1997 have been adjusted to include the results of SFP and ATSF. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-Q for the three and six month periods ended June 30, 1997.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997.

BNSF Railway recorded net income for the six months of 1998 of $569 million compared with first six months 1997 net income of $411 million. The increase in net income is a result of increased revenue in coal, merchandise and intermodal sectors, partially offset by only a 3 percent increase in operating expense despite a 9 percent increase in units handled. More moderate winter weather in the first quarter of 1998 relative to 1997 and gains on real estate portfolio sales contributed to the improvement. Additionally, as discussed in
Note 5 to the consolidated financial statements, the increase in net income was partially due to a first quarter $67 million pre-tax gain ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax gain on the pipelines sale, BNSF Railway's adjusted net income was $537 million for the first six months of 1998.



REVENUES

The following table presents BNSF Railway's revenue information by commodity for the six months ended June 30, 1998 and 1997:


                                                            Average Revenue
                              Revenues          Units          Per Unit
                           ---------------   ------------  ----------------
                             1998     1997    1998   1997     1998    1997
                           (In Millions)    (In Thousands)
Intermodal                 $1,166   $1,070   1,469  1,334   $  794  $  802
Coal                        1,113      971   1,022    908    1,089   1,069
Agricultural Commodities      504      531     276    273    1,826   1,945
Chemicals                     419      414     252    240    1,663   1,725
Metals and Minerals           398      360     328    293    1,213   1,229
Forest Products               305      283     173    165    1,763   1,715
Consumer Goods                276      246     178    163    1,551   1,509
Automotive                    192      214     115    133    1,670   1,609
                           ------   ------   -----  -----   ------  ------
Total Freight Revenues      4,373    4,089   3,813  3,509   $1,147  $1,165
                                             =====  =====   ======  ======
Other Revenues                  5       (3)
                           ------   ------
Total Operating Revenues   $4,378   $4,086
                           ======   ======




Total revenues for the first six months of 1998 were $4,378 million or 7 percent higher compared with revenues of $4,086 million for the first six months of 1997.

Intermodal revenues of $1,166 million for the first six months of 1998 increased $96 million or 9 percent reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight, Roadway, ABF and the United States Postal Service. International revenues were up due to volume gains associated with diversion of traffic from Union Pacific Corporation ("UP") to BNSF Railway and due to new business established with Sealand and NYK. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $1,113 million for the first six months of 1998 increased $142 million or 15 percent primarily due to favorable operating conditions as a result of a more moderate winter in 1998, strong demand and volume gains associated with the diversion of business from UP to BNSF Railway.

Agricultural commodities revenues of $504 million for the first six months of 1998 were $27 million or 5 percent lower than revenues for the first six months of 1997 due to weak corn, soybean and barley exports through the Pacific Northwest.

Chemicals revenues of $419 million for the second quarter of 1998 were $5 million higher than the second quarter of 1997. Increases in petroleum and plastics were partially offset by weak fertilizer markets.

Metals and minerals revenues of $398 million for the first six months of 1998 were $38 million or 11 percent higher than the first six months of 1997 and were led primarily by volume increases in steel products. Strength in aluminum and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $305 million for the first six months of 1998 were $22 million or 8 percent higher than the first six months of 1997 primarily due to printing paper volume gains as 1997 was impacted by severe winter weather, increased Canadian newsprint imports and pulpboard volume gains as a result of the diversion of traffic from UP to BNSF Railway. Additionally, lumber volumes increased due to higher construction activity.

Consumer goods revenues of $276 million for the first six months of 1998 were $30 million or 12 percent higher than the first six months of 1997 primarily due to volume increases in corn syrup traffic to Mexico and increased sugar traffic as 1997 was impacted by severe winter weather. Additionally, government and machinery revenues increased as a result of increased Boeing production.

Automotive revenues of $192 million for the first six months of 1998 were $22 million or 10 percent lower than the first six months of 1997 reflecting decreases in volumes due to the loss of Ford's Southwestern United States business, the General Motors strike and a rail industry shortage of equipment.

EXPENSES

Total operating expenses for the first six months of 1998 were $3,403 million, an increase of $104 million or 3 percent, compared with operating expenses for the first six months of 1997 of $3,299 million. The operating ratio improved significantly to 77.7 percent for the first six months of 1998, compared with an 80.7 percent operating ratio for the first six months 1997.

Compensation and benefits expenses of $1,392 million were $48 million or 4 percent higher than the first six months of 1997. The increase was primarily due to higher scheduled wages related to volume driven increases to both salaried and union employees as well as higher incentive compensation expenses (1997 incentive compensation expense was substantially lower due to the impact of the severe winter weather). Additionally, wages were higher because of wage increases to both salaried and union employees.

Purchased services of $464 million for the first six months of 1998 were $37 million or 9 percent higher than the first six months of 1997 due principally to volume driven increases in ramping, drayage and distribution services expenses. Joint facility costs were also higher due to increased operations over trackage rights gained from UP.

Equipment rents expenses for the first six months of 1998 of $394 million were $7 million or 2 percent lower than the first six months of 1997 reflecting lower private railcar expense, partially offset by higher leased equipment and locomotive rent expenses.

Fuel expenses of $363 million for the first six months of 1998 were $19 million or 5 percent lower than the first six months of 1997, as a result of an 8 cent or 11 percent decrease in the average price paid per gallon of diesel fuel partially offset by a 6 percent volume driven increase in consumption.

Materials and other expenses of $384 million for the first six months of 1998 were $18 million or 5 percent higher than the first six months of 1997 principally reflecting a decrease in credits from the sale of easements and joint facility billings, partially offset by lower employee relocation and material expenses.

Interest expense with external and related parties of $141 million for the first six months of 1998 was $5 million or 4 percent higher than the first six months of 1997 principally reflecting higher debt levels partially offset by lower interest rates.

Other income (expense), net was $77 million higher than the first six months of 1997 due primarily to the $67 million pre-tax gain on the pipelines sale in the first quarter of 1998. Excluding the gain on the pipeline partnerships sale, other income (expense), net for the first six months of 1998 was $10 million higher than 1997 due to gains on real estate portfolio sales, partially offset by higher accounts receivable sale fees and lower equity in earnings of pipelines due to the first quarter sale of this investment.

Income tax expense of $350 million was $102 million higher in the first six months of 1998 due to higher pre-tax income and a higher effective tax rate resulting from the sale of the Company's interest in the pipeline partnerships.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                         PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     COAL TRANSPORTATION CONTRACT LITIGATION

     Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 and its Report on Form 10-Q for the quarterly period ended March 31, 1998, of the action originally filed against BNSF Railway by Southwestern Electric Power Company ("SWEPCO") in the 102nd Judicial District Court for Bowie County, Texas seeking a reduction of the transportation rates required to be paid under two coal transportation contracts (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. D-102-CV-91-0720). On March 13, 1998, the Supreme Court of Texas rendered judgment in favor of BNSF Railway, unanimously affirming the decision of the Court of Appeals for the Sixth Court of Appeals District of Texas, and assessing SWEPCO costs of appeal (Southwestern Electric Power Company v. Burlington Northern Railroad Company, No. 96-0684, Supreme Court of Texas). On April 7,
     1998, SWEPCO served its Motion for Rehearing.  The Supreme Court of
     Texas overruled SWEPCO's motion for rehearing on June 5, 1998. This matter is now considered terminated.

     ENVIRONMENTAL PROCEEDINGS

     Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997 and its Report on Form 10-Q for the quarterly period ended March 31, 1998, of the action originally filed against BNSF Railway by the Wisconsin Department of Natural Resources (State of Wisconsin v. Burlington Northern Railroad Company, Case No. 96 CV-403, Circuit Court, Douglas County, Wisconsin). On May 13, 1998, the Circuit Court entered a judgment based on a stipulated settlement between BNSF Railway and the State calling for BNSF Railway to reimburse the State for $30,000 in costs and to pay a civil forfeiture of $85,000, a penalty assessment of $18,700, an environmental assessment of $8,500, and costs and attorneys' fees of $10,000, for a total of $152,200.
     This matter is now considered terminated.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

      A.   Exhibits

           See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

      B.   Reports on Form 8-K

           None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          THE BURLINGTON NORTHERN
                          AND SANTA FE RAILWAY COMPANY
                              (Registrant)




                          By: /s/ THOMAS N. HUND
                              -----------------------
                              Thomas N. Hund
                              Vice President and Controller
                              (On behalf of the Registrant and as
                               principal accounting officer)





Fort Worth, Texas
August 14, 1998

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



                                                       Six Months
                                                     Ended June 30,
                                                   ----------------
                                                     1998      1997
                                                   ------    ------
Earnings:

  Pre-tax income                                   $  919    $  659

  Add:
    Interest and fixed charges,
      excluding capitalized interest                  141       136

    Portion of rent under long-term
      operating leases representative
      of an interest factor                            94        94

    Amortization of capitalized interest                2         2

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                     (8)       (3)
                                                   ------    ------

  Total earnings available for fixed charges       $1,148    $  888
                                                   ======    ======

Fixed charges:

  Interest and fixed charges                       $  148    $  144

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                             94        94
                                                   ------    ------

  Total fixed charges                              $  242    $  238
                                                   ======    ======

Ratio of earnings to fixed charges                  4.74x(1)  3.73x

(1)Earnings for the six months ended June 30, 1998 include a pre-tax gain on the pipeline partnerships sale of $67 million. Excluding this gain, the ratio for the six months ended June 30, 1998 would have been 4.47x.
