Form 10-Q
period 1998-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 1998-11-13
CIK 15511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90 days.       Yes__X__    No_____
                                                                -


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares
            Class                              Outstanding at October 31, 1998
            -----                              -------------------------------

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

                                      --






                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



        THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                                (DOLLARS IN MILLIONS)
                                      (UNAUDITED)



                                     Three Months Ended   Nine Months Ended

                                       September 30,         September 30,
                                   --------------------  -----------------
                                   1998         1997     1998         1997
                                   --------------------  -----------------

Revenues                           $2,306     $ 2,137    $6,684     $6,223
                                   -------    ---------  -------   -------

Operating expenses:
  Compensation and benefits           694         660     2,086      2,004
  Purchased services                  243         217       707        644
  Depreciation and amortization       211         195       617        574
  Equipment rents                     203         200       597        601
  Fuel                                178         173       541        555
  Materials and other                 164         151       548        517
                                   -------    ---------  -------   -------
        Total operating expenses    1,693       1,596     5,096      4,895
                                   -------    ---------  -------   -------

Operating income                      613         541     1,588      1,328
Interest expense                       50          45       134        137


Interest expense, related parties      29          26        86         70
Other income (expense), net            (9)         (4)       76          4
                                   -------    ---------  -------   -------

Income before income taxes            525         466     1,444      1,125
Income tax expense                    195         175       545        423
                                   -------    ---------  -------   -------

Net income                         $  330     $   291    $  899     $  702
                                   =======    =========  =======   =======







See  accompanying  notes  to  consolidated  financial  statements.






       THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                               (DOLLARS IN MILLIONS)
                                    (UNAUDITED)




                                                  September 30,   December 31,
ASSETS                                                1998           1997
                                                 -------------   -------------

Current assets:
  Cash and cash equivalents                      $      224     $        -
  Accounts receivable, net                              612             632
  Materials and supplies                                212             205
  Current portion of deferred income taxes              327             333
  Other current assets                                   43              27
                                                   ------------  --------------
    Total current assets                              1,418           1,197

Property and equipment, net                          20,208          19,152
Other assets                                            731             850
                                                   ------------  --------------
      Total assets                               $   22,357     $    21,199
                                                   ============  ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities $    1,986     $     1,981
  Long-term debt due within one year                    261             108
                                                   ------------  --------------
      Total current liabilities                       2,247           2,089

Long-term debt                                        2,441           2,750
Intercompany notes payable                            2,288           2,063
Deferred income taxes                                 5,493           5,172
Casualty and environmental reserves                     418             448
Employee, merger and separation costs                   420             469
Other liabilities                                     1,127           1,185
                                                   ------------  --------------
      Total liabilities                              14,434          14,176
                                                   ------------  --------------

Commitments and contingencies (See note 3)

Stockholder's equity:
  Common stock, $1 par value, (1,000 shares
    authorized, issued and outstanding) and
     paid-in capital                                  4,706           4,706
  Retained earnings                                   3,224           2,324
  Accumulated other comprehensive deficit                (7)             (7)
                                                   ------------  --------------
      Total stockholder's equity                      7,923           7,023
                                                   ------------  --------------
      Total liabilities and stockholder's equity   $ 22,357      $   21,199
                                                   ============  ==============






See  accompanying  notes  to  consolidated  financial  statements.






      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)




                                                    Nine Months Ended

                                                      September 30,
                                                    -------------------
                                                       1998      1997
                                                    -------------------

Operating Activities:
  Net income                                        $    899   $   702
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        617       574
      Deferred income taxes                              326       268
      Employee, merger and separation costs paid         (63)      (86)
      Other, net                                        (128)     (107)
      Sale of accounts receivable                         19       320
      Other changes in working capital                    21      (547)
                                                     ---------  -------

Net cash provided by operating activities              1,691     1,124
                                                     ---------  --------

Investing Activities:
  Cash used for capital expenditures                  (1,558)   (1,476)
  Other, net                                            (240)     (123)
                                                     ---------  --------

Net cash used for investing activities                (1,798)   (1,599)
                                                     ---------  --------

Financing Activities:
  Proceeds from issuance of long-term debt               207       179
  Payments on long-term debt                             (92)     (159)
  Net increase in intercompany notes payable             225       458
  Other, net                                              (9)       -
                                                     ---------  --------
Net cash provided by financing activities                331       478
                                                     ---------  --------

Increase in cash and cash equivalents                    224         3
Cash and cash equivalents:
 Beginning of period                                       -        20
                                                     ---------  --------
  End of period                                     $    224   $    23
                                                     =========  ========

Supplemental cash flow information:
  Interest paid, net of amounts capitalized         $    160   $    155
  Income taxes paid, net of refunds                       98        170




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

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. The consolidated balance sheets at September 30, 1998 and December 31, 1997 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been adjusted to include the results of SFP. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-Q for the three and nine month periods ended September 30, 1997.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.
In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of September 30, 1998 and December 31, 1997 and the consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been included.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires the presentation of comprehensive income and its components in a full set of financial statements, including the restatement of prior periods. For the three and nine month periods ended September 30, 1998 and 1997, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform with the current year presentation.

2. Employee, merger and separation costs

Current and long-term employee, merger and separation liabilities totaling $488 million are included in the consolidated balance sheet at September 30, 1998. During the first nine months of 1998, the Company paid $63 million of employee, merger and separation costs.

At September 30, 1998, $68 million of the total liability is included within current liabilities for anticipated costs to be paid over the next twelve months. The remaining costs are anticipated to be paid over the next five years, except for certain costs related to conductors, trainmen and locomotive engineers which will be paid upon the employees' separation or retirement, as well as certain benefits for clerical employees which may be paid on an installment basis, generally over five to ten years or in some cases through retirement.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at 354 sites, at which it is being asked to participate in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $36 million during the first nine months of 1998 for mandatory clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $192 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at September 30, 1998, will be paid over the next five years. No individual site is considered to be material.

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

The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives that will increase their operating costs. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the United States Environmental Protection Agency ("EPA") and became effective June 15, 1998. The new
standards will   be phased in between 2000 and 2005. BNSF Railway has
evaluated compliance requirements and associated costs and believes the costs will not be material in any given year. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

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

4. Hedging activities

Fuel

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. This program includes forward purchases for delivery at fueling facilities, and various commodity swap transactions which are accounted for as hedges. Any gains or losses associated with changes in market value of these hedges are deferred and recognized as a component of fuel expense in the period in which the hedged fuel is purchased and used. To the extent BNSF Railway hedges portions of its fuel purchases, it may not fully benefit from decreases in fuel prices.

As of September 30, 1998, BNSF Railway had entered into fuel swaps for approximately 1.9 billion gallons at an average price of approximately 49 cents per gallon and forward purchases for approximately 100 million gallons at an average price of approximately 53 cents per gallon.

The above prices do not include taxes, transportation costs, certain other fuel handling costs and, except for forward purchases, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

BNSF Railway's fuel hedging program covers approximately 82 percent of estimated fuel purchases for the remaining three months of 1998, and approximately 75 percent, 40 percent, 22 percent and 7 percent of estimated fuel purchases for 1999, 2000, 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel hedging transactions were approximately $70 million based on Gulf Coast #2 heating oil as of September 30, 1998. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5. Sale of Investment in Pipeline Partnerships

Santa Fe Pacific Pipelines, Inc. ("SFP Pipelines"), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Partnership ("Partnership Units"). SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF Railway ("SFP Holdings"), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (the "VREDs") at December 31, 1997.

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

Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either partnership units of Kinder Morgan or cash equal to the par value of the VREDs. As a result of this transaction, substantially all of the Company's investment in the Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

6. Related party transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business which include payments made on each other's behalf and performance of services. During the first nine months of 1998, BNSF Railway paid BNSF $98 million for state and federal income taxes, which are reflected in changes in working capital in the consolidated statement of cash flows.

Additionally, during the first nine months of 1998, BNSF Railway had net borrowings from BNSF of $225 million used to fund capital expenditures and other investing activities. Interest is paid on intercompany notes payable at a rate of 1.0% above the monthly average of the daily effective Federal Funds rate. Interest expense is reflected in interest expense, related parties.
The notes are due on demand.

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

For accounting purposes, the merger of ATSF into BNRR and the subsequent merger of SFP into BNSF Railway were treated as a combination of subsidiaries for the periods they were under common control. The consolidated balance sheets at September 30, 1998 and December 31, 1997 and the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been adjusted to include the results of SFP. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-Q for the three and nine month periods ended September 30, 1997.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997.

BNSF Railway recorded net income for the nine months of 1998 of $899 million compared with first nine months 1997 net income of $702 million. The increase in net income is a result of increased revenue in intermodal, coal and other sectors, partially offset by only a 4 percent increase in operating expense despite a 8 percent increase in units handled. More moderate winter weather in the first quarter of 1998 relative to 1997 and gains on real estate portfolio sales contributed to the improvement. Additionally, as discussed in
Note 5 to the consolidated financial statements, the increase in net income was partially due to a first quarter $67 million pre-tax gain ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax gain on the pipelines sale, BNSF Railway's adjusted net income was $867 million for the first nine months of 1998.




REVENUES

The following table presents BNSF Railway's revenue information by commodity for the nine months ended September 30, 1998 and 1997:


                                                             Average Revenue
                              Revenues         Cars/Units     Per Car/Unit
                           ----------------  ------------     ------------
                           1998       1997    1998    1997    1998    1997
                            (In Millions)    (In Thousands)

Intermodal                 $ 1,825 $ 1,660    2,307  2,069   $  791  $  802
Coal                         1,678   1,471    1,542  1,375    1,088   1,070
Agricultural Commodities       771     800      422    427    1,827   1,874
Chemicals                      632     614      379    360    1,668   1,706
Metals and Minerals            606     559      503    461    1,205   1,213
Forest Products                464     428      262    251    1,771   1,705
Consumer Goods                 420     377      272    255    1,544   1,478
Automotive                     278     315      164    195    1,695   1,615
                           -------  ------  -------  -----   ------  ------
Total Freight Revenues       6,674   6,224    5,851  5,393   $1,141  $1,154
                                            -------  -----   ------  ------
Other Revenues                  10      (1)
                           -------  ------
Total Operating Revenues   $ 6,684  $6,223
                           -------  ------



Total revenues for the first nine months of 1998 were $6,684 million or 7 percent higher compared with revenues of $6,223 million for the first nine months of 1997.

Intermodal revenues of $1,825 million for the first nine months of 1998 increased $165 million or 10 percent reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for Yellow Freight, Roadway, ABF and the United States Postal Service. International revenues were up due to volume gains associated with diversion of traffic from UP to BNSF and due to new business established with Sealand, NYK, Maersk and K-Line. Truckload revenues increased due to volume growth from J.B. Hunt and Schneider.

Coal revenues of $1,678 million for the first nine months of 1998 increased $207 million or 14 percent primarily due to favorable operating conditions as a result of a more moderate winter in 1998, strong demand and volume gains associated with the diversion of business from UP to BNSF.

Agricultural commodities revenues of $771 million for the first nine months of 1998 were $29 million or 4 percent lower than revenues for the first nine months of 1997 due to poor Pacific Northwest corn and wheat exports as well as soft barley exports.

Chemicals revenues of $632 million for the first nine months of 1998 were $18 million or 3 percent higher than the first nine months of 1997. Increases in petroleum and plastics were partially offset by weak fertilizer markets.

Metals and minerals revenues $606 million for the first nine months of 1998 were $47 million or 8 percent higher than the first nine months of 1997 and were led primarily by volume increases in steel products. Strength in aluminum, cement and rock and specialty minerals also contributed to the increase in revenues.

Forest products revenues of $464 million for the first nine months of 1998 were $36 million or 8 percent higher than the first nine months of 1997 primarily due to printing paper volume gains as 1997 was impacted by severe winter weather, increased Canadian newsprint imports and pulpboard volume gains as a result of the diversion of traffic from UP to BNSF. Additionally, lumber volumes increased due to higher construction activity.

Consumer goods revenues of $420 million for the first nine months of 1998 were $43 million or 11 percent higher than the first nine months of 1997 primarily due to volume increases in corn syrup traffic to Mexico, Texas and California and increased sugar traffic as 1997 was impacted by severe winter weather. Additionally, government and machinery revenues increased as a result of increased Boeing traffic.

Automotive revenues of $278 million for the first nine months of 1998 were $37 million or 12 percent lower than the first nine months of 1997 reflecting decreases in volumes due to the loss of Ford's Southwestern United States business, the General Motors strike and a rail industry shortage of equipment.

EXPENSES

Total operating expenses for the first nine months of 1998 were $5,096 million, an increase of $201 million or 4 percent, compared with operating expenses for the first nine months of 1997 of $4,895 million. The operating ratio improved significantly to 76.2 percent for the first nine months of 1998, compared with a 78.7 percent operating ratio for the first nine months 1997.

Compensation and benefits expenses of $2,086 million were $82 million or 4 percent higher than the first nine months of 1997. The increase was primarily due to higher scheduled wages related to volume driven increases as well as higher incentive compensation expenses (1997 incentive compensation expense was lower due to the impact of the severe winter weather). Additionally, wages were higher because of wage increases to both salaried and union employees.

Purchased services of $707 million for the first nine months of 1998 were $63 million or 10 percent higher than the first nine month of 1997 due principally to volume driven increases in ramping, distribution services and other contracted expenses. Joint facility costs were also higher due to increased operations over trackage rights gained from UP.

Equipment rents expenses for the first nine months of 1998 of $597 million were slightly lower than the first nine months of 1997 reflecting lower private railcar expense, partially offset by higher leased equipment expense.

Fuel expenses of $541 million for the first nine months of 1998 were $14 million or 3 percent lower than the first nine months of 1997, as a result of a 6 cent or 8 percent decrease in the average price (including the hedge effect) paid per gallon of diesel fuel partially offset by a 7 percent volume driven increase in consumption.

Materials and other expenses of $548 million for the first nine months of 1998 were $31 million or 6 percent higher than the first nine months of 1997 principally reflecting a decrease in credits from joint facility billings due to lower UP traffic levels and a decrease in credits from the sale of easements.

Interest expense with external and related parties of $220 million for the first nine months of 1998 was $13 million or 6 percent higher than the first nine months of 1997 principally reflecting higher debt levels partially offset by lower interest rates.

Other income (expense), net was $72 million higher than the first nine months of 1997 due primarily to the $67 million pre-tax gain on the pipeline partnership sale in the first quarter of 1998. Excluding the gain on the pipeline partnership sale, other income (expense), net for the first nine months of 1998 was $5 million higher than 1997 reflecting gains on real estate portfolio sales, partially offset by higher accounts receivable sale fees and lower equity in earnings of pipelines due to the first quarter 1998 sale of this investment.

OTHER MATTERS
-------------

YEAR 2000

Background. The Company has established a committee of managers and employees, chaired by the Company's Chief Information Officer, to evaluate and manage the costs and risks associated with becoming Year 2000 compliant and to minimize the impact of the Year 2000 problem on the Company. Because many existing computer programs and microprocessors recognize only the last two digits of years (and not the century designation), they may be unable to accurately recognize and process dates beyond December 31, 1999, and consequently may fail or produce erroneous data. The Year 2000 problem may adversely affect the Company's operations and financial performance if its remedial efforts are not successfully implemented or if the railroad industry association or railroads with which the Company connects or critical customers or suppliers fail to become Year 2000 compliant.

State of Readiness.    Year 2000 issues were reviewed in September 1995
allowing the approval of the merger of the two railroads that now constitute BNSF Railway. The core mainframe systems for the merged railroad were selected in part because they were substantially Year 2000 compliant. These systems integrate all transportation-related activities and computer systems that support BNSF's transportation network, including operations, customer
information, and revenue data.   This merger-related information systems
integration and upgrade activity was substantially completed by July 1997.

Following this systems integration, BNSF adopted a three-phase approach to Year 2000: Inventory and Assessment; Remediation; and Certification Testing. Separate teams address technologies administered or maintained by the Information Systems Services department ("ISS technologies") and other enterprise-wide products and technologies used by the Company, including embedded microprocessor technology ("Enterprise technologies"). BNSF has substantially completed the Inventory and Assessment phase for both ISS and Enterprise technologies. During this phase, BNSF inventoried all ISS-administered source code, hardware, software and communications equipment that could be affected by the Year 2000 problem, and identified items potentially needing remediation. Additionally, the Enterprise team completed a company-wide audit of Enterprise technologies and associated suppliers and service providers for potential Year 2000 problems.

The Remediation phase is more than two-thirds complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is expected to be completed by year-end 1998 for ISS technologies and by July 1999 for Enterprise technologies.

The Certification Testing phase includes validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies is beginning in November 1998, with critical applications receiving priority; testing for all applications is scheduled for completion in September 1999. Certification testing of all critical Enterprise technologies began in May 1998 and is scheduled for completion during December 1998, with non-critical Enterprise technologies to be certification tested by July 1999.

Costs. As a result of its merger-related systems integration that was completed in 1997, BNSF achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $4 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $20 million.

Year 2000 Risks and Contingency Plans. Certain BNSF business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads (AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing, and waybill processing. BNSF and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant by March 1999 with certification testing conducted promptly thereafter. BNSF plans to develop contingency plans for the business processes supported by AAR systems.

Certain BNSF routes and resulting revenues are dependent on the use of trackage rights over other railroads, including Union Pacific Railroad, Montana Rail Link and the Arizona and California Railroad. Other BNSF traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF run over BNSF facilities only. BNSF's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF trains or interchange traffic for any extended period of time due to Year 2000 problems. As a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, however, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company generally has not determined which of its customers may have Year 2000 problems that could result in reduced traffic for the Company.

It is the opinion of management that Year 2000 problems in BNSF's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF's systems will be
compliant on a timely basis.   BNSF believes that the failure of systems or
equipment of one or more of key third parties (and of customers) is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF is developing contingency plans in the event that BNSF key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans. Contingency plans are expected to be in place by the end of the first quarter 1999.

                                      ***

The preceding Year 2000 discussion contains forward-looking statements, including those concerning the Company's plans and estimated completion dates, cost estimates, assessments of Year 2000 readiness of BNSF and third parties, and possible consequences of any failure on the part of the Company or third parties to be Year 2000 compliant on a timely basis. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, the following: continued availability of qualified personnel to assess, remediate, and test ISS and Enterprise technologies at current estimated costs; emergence of unforeseen software or hardware problems, including where applications interact with each other in ways not anticipated, which could delay or hinder commercial transactions or other operations; the ability to locate and remediate Year 2000 problems with software source code and embedded computer chips in equipment; the failure, in whole or in part, of other railroads or AAR-supported systems to be Year 2000 compliant; the Year 2000 compliance of its business partners and customers and reduced traffic levels due to their failure, in whole or part, to be Year 2000 compliant; business interruption due to delays in obtaining supplies, parts, or equipment from key vendors or suppliers that are affected by Year 2000 problems; the ripple effect of Year 2000-related failures in industries supporting the nation's basic infrastructure, including fuel vendors and pipelines, gas, electric, and water utilities, communications companies, banks and financial institutions, and highway, water, and air transportation systems; and any significant downturn in the general economy, and adverse industry-specific economic conditions at the international, national, and regional levels, wholly or partially caused by Year 2000 problems.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                         PART  II    OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     WHEAT  AND  BARLEY  TRANSPORTATION  RATES

     Reference is made to the discussion in Registrant's Report on Form 10-K for the year ended December 31, 1997, of the challenge to the reasonableness of BNSF Railway export wheat and barley rates that were the subject of the August 14, 1997, decision of the Surface Transportation Board ("STB") in McCarty Farms, Inc. et al. v. Burlington Northern Inc. (Docket No. 37809).
The STB ruled that the plaintiffs had failed to demonstrate that the rates charged to transport wheat and barley from Montana to Pacific Coast ports were unreasonable, and it dismissed the proceeding. Plaintiffs filed petitions to review the STB decision before the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") and the United States District Court for the District of Montana ("Montana District Court"). In an October 20, 1998, decision, McCarty Farms, Inc. et al. v. Surface Transportation Board (No. 97-1632), the D.C. Circuit affirmed the STB's decision in all respects for those claims as to which it had jurisdiction (i.e., all claims except those relating to single-car wheat shipments moving before September 12,
1980). The appeal of the STB decision as to single-car wheat shipments moving before September 12, 1980, remains stayed in the Montana District Court at this time.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     A.    Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

     B.    Reports  on  Form  8-K

On November 12, 1998, the Registrant filed a Current Report on Form 8-K, in which it included as exhibits, under Item 7, Financial Statements and Exhibits, consolidated financial statements, notes to consolidated financial statements and a computation of ratio of earnings to fixed charges.

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





Fort  Worth,  Texas
November  13,  1998

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



                                              Nine Months Ended
                                              September 30,
                                              -------------------

                                                  1998     1997
                                                -------   -----
Earnings:

  Pre-tax income                                $1,444    $1,125

  Add:
    Interest and fixed charges,
      excluding capitalized interest               220       207

    Portion of rent under long-term
      operating leases representative
      of an interest factor                        144       139

    Amortization of capitalized interest             3         3

  Less:  Undistributed equity in earnings
           of investments accounted for
           under the equity method                 (12)       (8)
                                              ---------   -------


  Total earnings available for fixed charges    $1,799    $1,466
                                              =========   =======

Fixed charges:

  Interest and fixed charges                    $  232    $  220

  Portion of rent under long-term operating
    leases representative of an interest
    factor                                         144       139
                                              ---------   -------

  Total fixed charges                           $  376    $  359
                                              =========   =======

Ratio of earnings to fixed charges               4.78x (1) 4.08x

(1)Earnings for the nine months ended September 30, 1998 include a pre-tax gain on the pipeline partnerships sale of $67 million. Excluding this gain, the ratio for the nine months ended September 30, 1998 would have been 4.61x.