Form 10-K
period 1998-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1999-03-31
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from ________ to ________   Commission file
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

                                    Title of each class
                                    -------------------
Burlington Northern Inc.            Northern Pacific Railway Company
(Now The Burlington Northern and    General Lien Railway and Land Grant 3%
      Santa Fe Railway Company)        Bonds,due 2047
Consolidated Mortgage Bonds
                                    Great Northern Railway Company
  9.25%, Series H, due 2006             General Mortgage Bonds
  6.55%, Series K, due 2020             3 1/8%, Series O, due 2000
  3.80%, Series L, due 2020             2 5/8%, Series Q, due 2010
  3.20%, Series M, due 2045
  8.15%, Series N, due 2020
  6.55%, Series O, due 2020
  8.15%, Series P, due 2020         St. Louis-San Francisco Railway Company
                                     Income Debentures, 5%, Series A, due 2006

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
----------------------------------------------------------

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No_____
                                              -----

          Class                    Outstanding
          -----                    -----------

Common Stock, par value $1.00
as of February 28, 1999*           1,000 shares

*The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF); as a result there is no market data with respect to registrant's shares.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I

Items 1 and 2. Business and Properties                                       1

Item 3. Legal Proceedings                                                    9

PART II

Item 5. Market for Registrant's Common Equity and Related
 Stockholder Matters                                                        13

Item 7. Management's Narrative Analysis of Results of Operations            14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         18

Item 8. Financial Statements and Supplementary Data                         20

Item 9. Changes in and Disagreements with Accountants
 on Accounting and Financial Disclosure                                     20

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
 on Form 8-K                                                                21

SIGNATURES                                                                  22

REPORT OF INDEPENDENT ACCOUNTANTS                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES                                 F-2

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                             F-18

EXHIBIT INDEX                                                               E-1

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

     The Burlington Northern and Santa Fe Railway Company (BNSF Railway), formerly known as the Burlington Northern Railroad Company (BNRR), was incorporated in the State of Delaware on January 13, 1961 and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the stockholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: the BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), respectively.

     On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway's parent, SFP, merged with and into BNSF Railway.

     Through March 6, 1998, BNSF Railway also had an equity interest in Santa Fe Pacific Pipeline Partners, L.P. and its operating subsidiary, which operated a 3,300-mile refined petroleum products pipeline system in six western and southwestern states, substantially all of which interest has now been sold. See the discussion in Note 2 of the consolidated financial statements for further information.

     BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 1998, BNSF Railway had approximately 42,900 employees.

TRACK CONFIGURATION

     BNSF Railway operates over a railroad system consisting of, at December 31, 1998, approximately 34,000 route miles of track (excluding, among other things, second main track), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces.
Approximately 7,700 route miles of BNSF Railway's system consist of trackage rights which permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

     As of December 31, 1998, the total BNSF Railway system--including first, second, third and fourth main tracks, yard tracks, and sidings--consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,500 miles operated under trackage rights agreements with other parties. At December 31, 1998, approximately 27,000 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,800 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

     BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

                                                                            At December 31,
                                                          ----------------------------------------------------
                                                               1998               1997               1996
                                                          --------------     --------------     --------------

Diesel Locomotives                                                 4,992              4,697              4,434
                                                          --------------     --------------     --------------

Freight Cars:
     Box--general purpose                                            948              1,042              1,082
     Box--specially equipped                                      10,295             10,533             10,719
     Open Hopper                                                  10,772             10,617             10,430
     Covered Hopper                                               44,643             43,145             44,112
     Gondola                                                      12,427             11,845             11,714
     Refrigerator                                                  6,476              6,606              6,817
     Autorack                                                      3,304              3,588              3,597
     Flat                                                          6,289              5,454              5,508
     Tank                                                            489                491                493
     Caboose                                                         351                389                451
     Other                                                           729                732                732
                                                          --------------     --------------     --------------
     Total Freight Cars                                           96,723             94,442             95,655
                                                          --------------     --------------     --------------

Domestic Containers                                                9,849             15,513             15,595
Trailers                                                           2,410                721                821
Domestic Chassis                                                   9,409              5,152              5,273
Company Service Cars                                               4,685              5,196              6,140
Commuter Passenger Cars                                              141                141                141

     In addition to the containers, trailers, and chassis shown above, BNSF Railway had under short-term leases 12,269 containers, 3,101 trailers, and 15,623 chassis at December 31, 1998. In addition to the owned and leased locomotives identified above, BNSF Railway operated 99 freight locomotives under power-purchase agreements as of December 31, 1998. The average age from date of manufacture of the locomotive fleet at December 31, 1998 was 10.63 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 1998 was 20.78 years . These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

     BNSF Railway capital expenditures for the periods indicated were as follows:

                                                                             Year Ended December 31,
                                                             ----------------------------------------------------
                                                                   1998              1997               1996
                                                             --------------     --------------     --------------
                                                                                  (in millions)
     Maintenance of Way
         Rail                                                         $  238             $  286             $  188
         Ties                                                            220                230                191
         Surfacing                                                       136                124                130
         Other                                                           323                334                345
                                                              --------------     --------------     --------------
            Total Maintenance of Way                                     917                974                854
     Equipment                                                           583                572                544
     Terminal and Line Expansion                                         488                428                439
     Other                                                               159                208                445
                                                              --------------     --------------     --------------
     Total Capital Expenditures                                        2,147              2,182              2,282
     Less Non-Cash Capital Expenditures(1)                                 -                  -                 48
                                                              --------------     --------------     --------------
     Net Cash Capital Expenditures                                    $2,147             $2,182             $2,234
                                                              ==============     ==============     ==============

------------------
 (1)  Consists primarily of directly financed equipment acquisitions.

     The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF Railway's planned 1999 cash capital expenditures approximate $2.1 billion, although up to $150 million primarily related to expansion projects may be deferred. Approximately $1.3 billion of total expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway's track, signals, bridges and tunnels, and to overhaul locomotives and freight cars. The remainder will be spent on terminal and line expansions and other projects, and on approximately $335 million of new locomotive acquisitions. In addition to the capital expenditures on new locomotives, BNSF Railway expects to acquire approximately $400 million of new locomotives through long-term operating leases in 1999.

     As of December 31, 1998, General Electric Company, the Electro-Motive Division of General Motors Corporation, and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,300 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

     The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

                                                                     Year Ended December 31,
                                                        -------------------------------------------------
                                                            1998               1997              1996
                                                        -----------        -----------        -----------
          Track miles of rail laid (1)                        1,029              1,035              1,139
          Cross ties inserted (thousands) (1)                 2,440              2,941              3,768
          Track resurfaced (miles) (1)                       12,383             12,430             12,033

[FN]
          (1) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

     BNSF Railway's planned 1999 track maintenance of way program, together with expansion projects, calls for the installation of approximately 800 track miles of rail, the replacement of about 2.4 million ties and the resurfacing of approximately 12,500 miles of track.

PROPERTY AND FACILITIES

     BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 38 major intermodal hubs located across the system and eleven intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 1998 volume are:

          Intermodal Facilities                              Units
          --------------------------------                  --------
          Hobart Yard (Los Angeles)                          937,000
          Corwith Yard (Chicago)                             728,000
          Willow Springs                                     637,000
          Chicago Hub Center                                 426,000
          Alliance                                           377,000
          San Bernardino                                     302,000
          Seattle International Gateway (SIG)                292,000

     BNSF Railway owns 27 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

     BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                           Daily Average
          Classification Yard                              Cars Processed
          ----------------------                           --------------
          Argentine Yard (Kansas)                               1,690
          Galesburg (Illinois)                                  1,450
          Northtown (Minnesota)                                 1,400
          Memphis (Tennessee)                                   1,200
          Barstow (California)                                  1,170
          Pasco (Washington)                                    1,080

     Certain BNSF Railway properties and other assets are subject to liens securing, as of December 31, 1998, $498 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations, as referred to in Note 8 to the consolidated financial statements.

EMPLOYEES AND LABOR RELATIONS

     Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile decreased from 1997 to 1998 and increased from 1996 to 1997, as shown in the table below.

                                                                                       Year Ended December 31,
                                                                          ----------------------------------------------
                                                                              1998              1997              1996
                                                                          ----------         ----------        ---------
Thousand revenue ton-miles divided by average number of employees            10,576             9,769             9,398
Compensation and benefits expense per thousand revenue ton-miles            $  6.00            $ 6.30            $ 6.23

     Approximately 88 percent of BNSF Railway employees are union-represented. They work under collective bargaining agreements with 13 different labor organizations. The collective bargaining agreements reached in 1996 and 1997 as a result of industry-wide and certain local labor contract negotiations will remain in effect through at least December 31, 1999 and until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.

     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

     Railroad industry personnel are also covered by the Federal Employers' Liability Act (FELA) rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state administered no-fault plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

BUSINESS MIX

     In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

     Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Fargo/Moorhead, Fort Worth, Galveston, Houston, Kansas City, Lincoln, Little Rock, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Phoenix, Portland, Reno, Salt Lake City, San Antonio, the San Francisco Bay area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Galveston, Houston, Long Beach, Los Angeles, New Orleans, Mobile, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, North Dakota, Montana, and Washington. BNSF Railway also accesses the Mexican market through the United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an agreement with the Texas Mexican Railway Company, reaches Laredo, Texas, a major border crossing point.

     In 1998, approximately 28 percent of revenues were derived from Intermodal traffic and approximately 25 percent were derived from the transportation of Coal. About 12 percent of 1998 revenues reflected the transportation of Agricultural Commodities, with the balance largely accounted for by the Chemicals, Metals and Minerals, Forest Products, Consumer Goods, and Automotive business groups.

     Intermodal. The Intermodal freight business consists of the hauling of freight containers or truck trailers by combinations of water, rail, or motor carriers. The intermodal business is highly service-driven, and in many cases motor carriers and railroads work jointly to provide intermodal service.

     Intermodal 1998 results include revenue from four types of business:

     . Direct Marketing. Direct marketing efforts resulted in approximately 33 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

     . International. International business consists primarily of traffic from steamship companies and accounted for approximately 29 percent of intermodal revenues.

     . Intermodal Marketing Companies. Approximately 22 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

     . Truckload. Truckload traffic represented approximately 16 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

     Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1998. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

     BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portion of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Because the Clean Air Act of 1990 requires power plants to reduce emissions either by burning coal with a lower sulfur content or by installing expensive scrubbing units by the year 2000, there are opportunities for increased shipments of this low-sulfur coal. Also, deregulation in the electric utility industry is expected to cause utilities to seek lower cost fuel sources and boost demand for Powder River Basin coal.

     Other coal shipments originate principally in Colorado, Illinois, New Mexico, and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

     Agricultural Commodities. Agricultural Commodities include barley, corn, wheat, soybeans, oils, feeds, flour and mill products, specialty grains, malts, and milo. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains where BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Additionally, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, and Texas Gulf regions, and in Mexico.

     Chemicals. The Chemicals business is comprised of fertilizer, petroleum and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Access to significant additional chemicals producers along the Louisiana and Texas Gulf Coasts, and in the Central Corridor area in Utah and Nevada, was gained as a result of the agreement and conditions resulting from the merger of the Union Pacific and Southern Pacific railroads. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

     Metals and Minerals. The Metals and Minerals business serves virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries. Commodities in the Metals and Minerals group also include clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Both the oil and the construction industries are served. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

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

     Consumer Goods. Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer goods handled include sugars and sweeteners, cotton, salt, rubber and tires, machinery, aircraft parts, military and miscellaneous boxcar shipments. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country.

     Automotive. The Automotive group is responsible for both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest.

     Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Certain amounts have been reclassified to reflect changes in the business groups for years prior to 1998 and to conform to current year presentation.

                                                                Year Ended December 31,
                                                            --------------------------------
                                                              1998         1997       1996
                                                            --------     --------   --------
          Revenue ton-miles (millions)                       469,045      424,588    411,059
          Freight revenue per thousand revenue ton-miles      $19.02       $19.71     $19.63
          Average haul per ton (miles)                           970          935        875

          REVENUES (in millions)

          Intermodal                                          $2,469       $2,282     $2,039
          Coal                                                 2,239        1,972      1,973
          Agricultural Commodities                             1,077        1,087      1,171
          Chemicals                                              841          812        782
          Metals and Minerals                                    757          731        693
          Forest Products                                        598          564        548
          Consumer Goods                                         553          497        468
          Automotive                                             388          422        396
                                                              ------       ------     ------
          Total Freight Revenue                                8,922        8,367      8,070
          Other Revenue                                           14           (1)        38
                                                              ------       ------     ------
          Total Revenues                                      $8,936       $8,366     $8,108
                                                              ======       ======     ======

          CARS/UNITS (in thousands)

          Intermodal                                           3,126       2,854      2,570
          Coal                                                 2,078       1,862      1,854
          Agricultural Commodities                               581         577        587
          Chemicals                                              504         482        460
          Metals and Minerals                                    660         622        628
          Forest Products                                        344         335        334
          Consumer Goods                                         365         349        308
          Automotive                                             226         264        251
                                                              ------      ------     ------
          Total Cars/units                                     7,884       7,345      6,992
                                                              ======      ======     ======

          AVERAGE REVENUE PER CAR/UNIT

          Intermodal                                          $  790       $  800     $  793
          Coal                                                 1,077        1,059      1,064
          Agricultural Commodities                             1,854        1,884      1,995
          Chemicals                                            1,669        1,685      1,700
          Metals and Minerals                                  1,147        1,175      1,104
          Forest Products                                      1,738        1,684      1,641
          Consumer Goods                                       1,515        1,424      1,519
          Automotive                                           1,717        1,598      1,578
                                                              ------       ------     ------
          Average Revenue Per Car/Unit                        $1,132       $1,139     $1,154
                                                              ======       ======     ======

GOVERNMENT REGULATION AND LEGISLATION

     Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation
(DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission (ICC), has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

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

     The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives. Final regulations applicable to new and rebuilt locomotives were promulgated by the United States Environmental Protection Agency (EPA) and became effective June 15, 1998. The new standards will be phased in between 2000 and 2005. BNSF Railway has evaluated compliance requirements and associated costs and believes the costs will not be material in any given year. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

     Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 12 of the consolidated financial statements.

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

     As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, continues to be subject to various types of competitive pressures.

     In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former Southern Pacific Transportation Company (SP) rail line between Houston and New Orleans which are separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on former SP branch lines. The two railroads set up a joint regional dispatching center at Spring, Texas in March 1998 for much of their Gulf Coast train operations to better coordinate train flows in and through Houston. In February 1999, BNSF Railway and UP agreed to coordinate dispatching operations covering Southern California, the Kansas City area, and the Powder River Basin of Wyoming.

     The STB has approved the acquisition of Consolidated Rail Corporation (Conrail) by CSX Corporation and Norfolk Southern Corporation which is expected to be implemented in 1999. Conrail, CSX and Norfolk Southern operate the three largest rail systems in the eastern United States. In March 1999, the STB also approved the acquisition of Illinois Central Corporation (IC) by Canadian National Railway Company (CN). CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa. The acquisitions of Conrail and IC are not expected to have a material adverse competitive impact on BNSF Railway.


ITEM 3. LEGAL PROCEEDINGS

     Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.


WHEAT AND BARLEY TRANSPORTATION RATES

     In September 1980, a class action lawsuit was filed against BNSF Railway in United States District Court for the District of Montana (Montana District Court) challenging the reasonableness of BNSF Railway's export wheat and barley rates. The class consisted of Montana grain producers and elevators. The plaintiffs sought a finding that BNSF Railway single car export wheat and barley rates for shipments moving from Montana to the Pacific Northwest were unreasonably high and requested damages in the amount of $64 million. In March 1981, the Montana District Court referred the rate reasonableness issue to the ICC. Subsequently, the State of Montana filed a complaint at the ICC challenging BNSF Railway's multiple car rates for Montana wheat and barley movements occurring after October 1, 1980.

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

     On July 22, 1993, the ICC served an order in response to the D.C. Circuit's February 9, 1993 decision. In its order, the ICC stated it would use the Constrained Market Pricing/Stand-Alone Cost principles in assessing the reasonableness of BNSF Railway wheat and barley rates moving from Montana to Pacific Coast ports from 1978 forward. The ICC assigned the case to the Office of Hearings to develop a procedural schedule. On October 28, 1994, plaintiffs filed their opening evidence arguing that the revenue received by BNSF Railway exceeded the stand alone costs of transporting that traffic and that BNSF Railway rates were unreasonably high. BNSF Railway filed its evidence March 29, 1995, showing that the stand alone costs of transporting the traffic exceeded the revenue derived by BNSF Railway on that traffic and that consequently, its rates were not unreasonably high. The parties filed briefs simultaneously on August 16, 1995. In a decision served August 14, 1997, in McCarty Farms, Inc. et al. v. Burlington Northern Inc., No. 37808, the STB, successor to the ICC, ruled that the plaintiffs had failed to demonstrate that BNSF Railway rates charged to transport export wheat and barley from Montana to West Coast ports were unreasonable. The STB dismissed the proceeding in its entirety.

     The plaintiffs filed petitions to review the STB's decision before the D.C. Circuit and the Montana District Court. In an October 20, 1998 decision, McCarty Farms, Inc. et. al. v. Surface Transportation Board (No. 97-1632), the D.C. Circuit affirmed the STB's decision in all respects for those claims as to which it had jurisdiction (i.e., all claims except those relating to single-car wheat shipments moving before September 12, 1980). The plaintiffs' appeal of the STB decision as to single-car wheat shipments moving before September 12, 1980 was dismissed by the Montana District Court on November 23, 1998. This matter is now considered terminated.

ENVIRONMENTAL PROCEEDINGS

     BNSF Railway had been advised that it was a target of a Grand Jury investigation in the United States District Court for the Eastern District of Missouri with respect to former railcar cleaning activities conducted by independent contractors hired by BNSF Railway's predecessors at a rail siding near Cherryville, Missouri. The proceeding related to alleged violations of federal environmental protection statutes with respect to lead contamination at several sites in the Cherryville area. In addition, BNSF Railway had received personal injury claims from certain individuals formerly residing at or near some of these sites. The Missouri Department of Natural Resources (DNR) also was investigating the matter with respect to possible violations of state environmental protection laws and BNSF Railway has been implementing remediation plans developed in conjunction with DNR.

     On December 4, 1998, BNSF Railway entered a plea in federal district court to one felony count under CERCLA for failure to immediately report to the federal government a release of a reportable quantity of lead sulfide and one misdemeanor count under the Clean Water Act for a negligent discharge of a pollutant into a waterway. BNSF Railway agreed in the settlement to pay a fine of $7 million and to make restitution payments to the State of Missouri of $3 million, and committed to spend $9 million, which includes amounts previously paid, in remediation costs in connection with its ongoing remediation efforts. In the plea agreement, the parties agreed that BNSF Railway had taken remedial safety and procedural actions in an effort to reduce the likelihood of recurrence of such matters.

     In addition, BNSF Railway has negotiated a settlement with the State of Missouri that requires a payment of $900,000 in penalties and $500,000 in natural resource damage. With the public comment period having ended January 26, 1999, BNSF Railway is executing the settlement agreement for entry by the court as a consent decree. Implementation costs of the investigation and remediation activities pursuant to the consent decree are not considered material. The Company considers the federal Grand Jury matter to be terminated, and all pending related matters, including personal injury claims received from certain individuals residing at or near the area, are not considered material.

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


MERGER-RELATED LITIGATION

     Numerous complaints were filed arising out of the Agreement and Plan of Merger dated June 29, 1994, as amended, between BNI and SFP. On June 30, 1994, shortly after announcement of the proposed BNI-SFP merger (Merger), two purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587; Cosentino v. Santa Fe Pacific Corporation, C.A. No. 13588). On July 1, 1994, two additional purported stockholder class action suits were filed in the Court of Chancery of the State of Delaware (Fielding v. Santa Fe Pacific Corporation, C.A. No. 13591; Wadsworth v. Santa Fe Pacific Corporation, C.A. No. 13597).

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

     On October 6, 1994, shortly after Union Pacific Corporation (UPC) issued a press release in which it announced a proposal for UPC to acquire SFP (the UPC Proposal), plaintiffs in the four lawsuits described above filed in the Court of Chancery of the State of Delaware a Consolidated Amended Complaint (Miller v. Santa Fe Pacific Corporation, C.A. No. 13587). In their Consolidated Amended Complaint, plaintiffs repeated the allegations contained in their earlier lawsuits and further alleged that, in light of the UPC Proposal, SFP's directors had breached their fiduciary duties by failing to fully inform themselves about and to adequately explore available alternatives to the merger with BNI, including the alternative of a merger transaction with UPC, and by failing to fully inform themselves about the value of SFP. The Consolidated Amended Complaint sought the same relief sought in plaintiffs' earlier lawsuits and, in addition, requested that SFP's directors be ordered to explore alternative transactions and to negotiate in good faith with all interested persons, including UPC.

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

     The Anderson lawsuit was subsequently withdrawn. On October 14, 1994, the Chancery Court entered an order consolidating the remaining 11 purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587 (the Shareholder Litigation).

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

     On November 22, 1995, the Delaware Supreme Court issued an opinion that affirmed in part and reversed in part the May 31, 1995 decision of the Delaware Chancery Court. The Delaware Supreme Court reversed the Chancery Court's dismissal of plaintiffs' claims that, in taking the alleged "defensive" actions identified in the Revised Second Consolidated and Amended Complaint, including approval and implementation of the Shareholder Rights Plan, SFP's directors violated their fiduciary duties to stockholders. The Delaware Supreme Court affirmed the Chancery Court's dismissal of all other claims asserted by plaintiffs in the litigation, including all claims against BNI.

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

     Reference is made to Note 4 of the consolidated financial statements for information concerning certain pending administrative appeals with the Internal Revenue Service.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of BNSF Railway's common stock is owned by BNSF and therefore is not traded on any market.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes (beginning on page F-2).

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     BNSF Railway recorded net income for 1998 of $1,206 million, compared with net income of $929 million for 1997. The $277 million increase in net income is primarily due to increased revenues in intermodal, coal and other sectors. More moderate winter weather in the first quarter of 1998 relative to 1997, gains on real estate portfolio sales and a first quarter 1998 $67 million pre-tax gain ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. also contributed to the improvement. In addition, 1997 included a $90 million pre-tax special charge ($57 million after-tax) principally related to the consolidation of clerical functions (see Note 9 of the consolidated financial statements).

     Excluding the 1998 gain on the pipelines sale and the 1997 special charge, BNSF Railway's adjusted net income for 1998 was $1,174 million compared with 1997 adjusted net income of $986 million.

REVENUE TABLE

     The following table presents BNSF Railway's revenue information by commodity for the years ended December 31, 1998 and 1997 and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                Average Revenue
                              Revenues         Cars/Units         Per Car/Unit
                          ----------------  -----------------  -----------------
                           1998      1997    1998       1997    1998       1997
                          ------    ------  ------     ------  ------     ------
Intermodel                $2,469    $2,282   3,126      2,854  $  790     $  800
Coal                       2,239     1,972   2,078      1,862   1,077      1,059
Agricultural Commodities   1,077     1,087     581        577   1,854      1,884
Chemicals                    841       812     504        482   1,669      1,685
Metals and Minerals          757       731     660        622   1,147      1,175
Forest Products              598       564     344        335   1,738      1,684
Consumer Goods               553       497     365        349   1,515      1,424
Automotive                   388       422     226        264   1,717      1,598
                          ------    ------  ------     ------  ------     ------
Total Freight Revenues     8,922     8,367   7,884      7,345  $1,132     $1,139
                                            ======     ======  ======     ======
Other Revenues                14        (1)
                          ------    ------
Total Revenues            $8,936    $8,366
                          ======    ======

REVENUES

     Total revenues for 1998 were $8,936 million, 7 percent or $570 million higher than revenues of $8,366 million for 1997. The increase primarily reflects increases in the intermodal, coal, chemicals, metals and minerals, forest products, and consumer goods sectors partially offset by lower agricultural commodities and automotive revenues. Average revenue per car/unit decreased slightly in 1998 to $1,132 from $1,139 in 1997. During 1998, BNSF Railway's share of the Western United States (U.S.) rail traffic market, based on reporting to the Association of American Railroads (AAR), increased 2.9 points to 44.3 percent. This gain was primarily the result of the trackage rights gained from UP and operating problems experienced by the UP associated with consolidating operations.

     Intermodal revenues of $2,469 million improved $187 million or 8 percent compared with 1997 reflecting increases in the direct marketing, international and truckload sectors. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload (LTL) customers and the United States Postal Service. International revenues were up due to higher volume associated with market share gains and new business established with Sealand, NYK, Maersk and K-Line. Truckload revenues increased primarily due to volume growth from J.B. Hunt and Schneider.

     Coal revenues of $2,239 million for 1998 increased $267 million or 14 percent primarily due to strong demand, volume gains associated with market share improvements and favorable operating conditions as a result of a more moderate winter in 1998.

     Agricultural commodities revenues of $1,077 million for 1998 were $10 million or 1 percent lower than 1997 due to poor Pacific Northwest (PNW) corn and soybeans exports as well as weak barley exports. This was partially offset by increased movements of minor oilseeds exports.

     Chemicals revenues of $841 million for 1998 were $29 million or 4 percent higher than 1997. Increases in industrial chemicals, petroleum products and plastics were partially offset by weak fertilizer markets.

     Metals and minerals revenues of $757 million for 1998 were $26 million or 4 percent higher than 1997 and were led primarily by strength in aluminum and non-ferrous materials as well as volume increases in steel products, cement and rock and specialty minerals.

     Forest products revenues of $598 million for 1998 were $34 million or 6 percent higher than 1997 primarily due to printing paper volume gains as 1997 was impacted by severe winter weather, increased Canadian newsprint imports and pulpboard volume gains as a result of market share gains. Lumber volumes increased due to higher levels of construction activity.

     Consumer goods revenues of $553 million for 1998 were $56 million or 11 percent higher than 1997 primarily due to volume increases in corn syrup traffic to Mexico, Texas and California and increased sugar traffic as 1997 was impacted by severe winter weather. Government and machinery revenues increased as a result of increased Boeing traffic.

     Automotive revenues of $388 million for 1998 were $34 million or 8 percent lower than 1997 reflecting decreases in volumes due to the loss of Ford's Southwestern U.S. business and the impact of the 1998 General Motors strike, partially offset by strong Honda loadings.

EXPENSES

     Total operating expenses for 1998 were $6,781 million, an increase of $181 million or 3 percent higher than 1997. As discussed above, 1997 included a $90 million ($57 million after-tax) special charge principally related to the consolidation of clerical functions. Excluding the special charge, 1998 operating expenses were $271 million or 4 percent higher than 1997. The operating ratio improved to 75.9 percent for 1998 compared with a 77.8 percent adjusted operating ratio for 1997.

     Compensation and benefits expenses of $2,811 million were $138 million or 5 percent higher than 1997. Wages were higher due to volume related increases primarily in train crew costs, wage increases for salaried and union employees, and increased incentive compensation expense. These increases were partially offset by lower labor costs associated with repairs to track and equipment as 1997 was unusually high because of severe winter weather.

     Purchased services expenses of $894 million for 1998 were $71 million or 9 percent higher than 1997 due principally to higher joint facility costs from increased operations over trackage rights obtained from UP, increased equipment maintenance costs, and higher ramping costs related to increased intermodal volumes.

     Equipment rents expenses of $804 million were $16 million or 2 percent lower than 1997. Improved equipment utilization and lower performance penalties for grain cars were partially offset by volume driven increases for leased coal cars and locomotives.

     Fuel expenses of $724 million for 1998 were $23 million or 3 percent lower than 1997, as a result of a 6 cent or 8 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 6 percent volume driven increase in consumption from 1,092 million gallons to 1,155 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 13 cent decrease in the average purchase price, partially offset by current year losses related to BNSF's fuel hedging program. Gross ton-miles per gallon of fuel increased 4 percent reflecting a continuing favorable operating trend resulting from new, fuel efficient locomotives and more fuel efficient operating practices.

     Materials and other expenses of $717 million for 1998 were $42 million or 6 percent higher than 1997 principally due to lower credits from joint facility billings due to lower UP traffic levels on BNSF Railway facilities. Other expenses in 1997 also included more income from the sale of easements and higher tax incentives from the State of Nebraska related to investment and employment levels in the state.

     Interest expense with external and related parties increased by $12 million to $293 million reflecting higher debt levels, including intercompany notes payable, which increased to $5,056 million at December 31, 1998 from $4,921 million at December 31, 1997, partially offset by lower interest rates.

     Other income (expense), net was $72 million higher than 1997 primarily due to the $67 million pre-tax gain on the pipeline partnership sale in the first quarter of 1998 as discussed in Note 2 of the consolidated financial statements. In addition, lower equity in earnings of pipelines due to the first quarter sale of this investment was offset by gains on real estate portfolio sales.

YEAR 2000
BACKGROUND

     The Company has established a committee of managers and employees, chaired by the Company's Chief Information Officer, to evaluate and manage the costs and risks associated with becoming Year 2000 compliant and to minimize the impact of the Year 2000 problem on the Company. Because many existing computer programs and microprocessors recognize only the last two digits of years (and not the century designation), they may be unable to accurately recognize and process dates beyond December 31, 1999, and consequently may fail or produce erroneous data. The Year 2000 problem may adversely affect the Company's operations and financial performance if its remediation efforts are not successfully implemented or if the railroads with which the Company connects, critical customers or suppliers fail to become Year 2000 compliant.

STATE OF READINESS

     Year 2000 issues were reviewed in September 1995 following the approval of the merger of the two railroads that now constitute BNSF Railway . The core mainframe systems for the merged railroad were selected in part because they were substantially Year 2000 compliant. These systems integrate all transportation-related activities and computer systems that support BNSF Railway's transportation network, including operations, customer information, and revenue data. This merger-related information systems integration and upgrade activity was substantially completed by July 1997.

     Following this systems integration, BNSF Railway adopted a three-phase approach to Year 2000: Inventory and Assessment; Remediation; and Certification Testing. Separate teams address technologies administered or maintained by the Information Systems Services department (ISS technologies) and other enterprise-wide products and technologies used by the Company, including embedded microprocessor technology (Enterprise technologies). BNSF Railway has completed the Inventory and Assessment phase for both ISS and Enterprise technologies. During this phase, BNSF Railway inventoried all ISS-administered source code, hardware, software and communications equipment that could be affected by the Year 2000 problem, and identified items potentially needing remediation. In addition, the Enterprise team completed a company-wide audit of Enterprise technologies and associated suppliers and service providers for potential Year 2000 problems.

     The Remediation phase is more than three-fourths complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is substantially complete for ISS technologies and is expected to be completed by July 1999 for Enterprise technologies.

     The Certification Testing phase includes validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority; testing for all applications is scheduled for completion by the end of September 1999. Certification testing of all critical Enterprise technologies began in May 1998 and is scheduled for completion in February 1999; testing for non-critical Enterprise technologies is scheduled for completion by July 1999.

COSTS

     As a result of its merger-related systems integration that was completed in 1997, BNSF Railway achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $8 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $20 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

     Certain BNSF Railway business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads (AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF Railway and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant and pilot tested by specific carriers by April 1999, with open carrier testing conducted promptly thereafter. BNSF Railway plans to develop contingency plans for the business processes supported by AAR systems.

     Certain BNSF Railway routes and resulting revenues are dependent on the use of trackage rights over other railroads, including UP, Montana Rail Link and the Arizona and California Railroad. Other BNSF Railway traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF Railway run over BNSF Railway facilities only. BNSF Railway's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF Railway trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company generally has not determined which of its customers may have Year 2000 problems that could result in reduced traffic for the Company.

     It is the opinion of management that Year 2000 problems in BNSF Railway's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF Railway's systems will be compliant on a timely basis. BNSF Railway believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF Railway is developing contingency plans in the event that BNSF Railway's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans. Contingency plans are expected to be in place by the end of the first quarter 1999.

FORWARD LOOKING INFORMATION

     The Year 2000 discussion above contains forward-looking statements, including those concerning the Company's plans and estimated completion dates, cost estimates, assessments of Year 2000 readiness of BNSF Railway and third parties, and possible consequences of any failure on the part of the Company or third parties to be Year 2000 compliant on a timely basis. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such factors include, but are not limited to, the following: continued availability of qualified personnel to assess, remediate, and test ISS and Enterprise technologies at current estimated costs; emergence of unforeseen software or hardware problems, including where applications interact with each other in ways not anticipated, which could delay or hinder commercial transactions or other operations; the ability to locate and remediate Year 2000 problems with software source code and embedded computer chips in equipment; the failure, in whole or in part, of other railroads or AAR-supported systems to be Year 2000 compliant; the Year 2000 compliance of its business partners and customers and reduced traffic levels due to their failure, in whole or part, to be Year 2000 compliant; business interruption due to delays in obtaining supplies, parts, or equipment from key vendors or suppliers that are affected by Year 2000 problems; the ripple effect of Year 2000-related failures in industries supporting the nation's basic infrastructure, including fuel vendors and pipelines, gas, electric, and water utilities, communications companies, banks and financial institutions, and highway, water, and air transportation systems; and any significant downturn in the general economy, and adverse industry-specific economic conditions at the international, national, and regional levels, wholly or partially caused by Year 2000 problems.

     To the extent that all other written statements include predictions concerning future operations and results of operations, such statements are forward-looking statements that involve risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, general economic downturns, which may limit demand and pricing; labor matters, which may affect the costs and feasibility of certain operations; and competition and commodity concentrations, which may affect traffic and pricing levels.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in Notes 8, 10 and 11 of the consolidated financial statements describe significant aspects of BNSF Railway's financial instrument programs which have a material market risk.

INTEREST RATE SENSITIVITY

     The tables below provide information about the Company's financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 1998 and 1997. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates.

LONG-TERM DEBT

                                                                December 31, 1998
                                   ----------------------------------------------------------------------
                                                  Maturity Date                                    Fair
                                   ---------------------------------------------------
                                    1999    2000    2001    2002    2003    Thereafter    Total    Value
                                   ------  ------  ------  ------  ------  -----------   -------  -------
Fixed Rate Debt (in millions)      $  268  $  146  $  222  $  248  $  130     $  1,754   $ 2,768  $ 2,918
Average Interest Rate                7.41%   6.45%   7.75%   7.10%   7.22%        7.49%     7.40%       -

                                                                 December 31, 1997
                                    ----------------------------------------------------------------------
                                                   Maturity Date                                    Fair
                                    ---------------------------------------------------
                                     1998    1999    2000    2001    2002    Thereafter    Total    Value
                                    ------  ------  ------  ------  ------  -----------   -------  -------
Fixed Rate Debt (in millions)       $  108  $  256  $  138  $  204  $  258    $   1,894   $ 2,858  $ 3,000
Average Interest Rate                 7.78%   7.46%   6.47%   7.96%   7.16%        8.08%     7.84%       -

     Excluded from the 1998 and 1997 tables is $2,288 million and $2,063 million, respectively, of intercompany notes payable to BNSF. As of December 31, 1998 and 1997, $1,579 million of the intercompany notes payable had a fixed interest rate of 6.9 percent and the remainder had a variable rate. These notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in 1999.

COMMODITY PRICE SENSITIVITY

     During 1998 and 1997, fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of the railroad and the historical volatility of fuel prices, BNSF Railway has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect BNSF Railway's operating margins and overall profitability from adverse fuel price changes. However, to the extent BNSF Railway hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program in 1998 and 1997 includes the use of commodity swap transactions that are accounted for as hedges. Additionally, the 1997 fuel-hedging program also includes forward purchases for delivery at fueling facilities. Any gains or losses associated with changes in the market value of these hedging instruments are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used.

     Swap transactions are typically based on the price of pipeline delivery Gulf Coast #2 heating oil and require BNSF Railway to purchase a defined quantity at a defined price. Swap transactions are generally settled in cash with the counterparty. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

     The tables below provide information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The tables present notional amounts in gallons and the weighted average contract price by contractual maturity date. The prices included in the tables do not include taxes, transportation costs, certain other fuel handling costs and, except for forward contracts, any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                                   December 31, 1998
                                             ---------------------------------------------------------------
                                                            Maturity Date                            Fair
                                             ----------------------------------------
                                               1999      2000      2001       2002       Total     Value(1)
                                             --------  --------  --------   ---------   -------   ----------
Diesel Fuel Swaps:
     Gallons (in millions)                       907        491       277         101      1,776    $   (174)
     Weighted average price per gallon       $  0.48    $  0.50   $  0.49     $  0.50    $  0.49           -

                                                              December 31, 1997
                                             ------------------------------------------------------
                                                    Maturity Date
                                             ----------------------------                    Fair
                                               1998      1999      2000       Total        Value(1)
                                             --------  --------  --------   ---------    ----------
Diesel Fuel Swaps:
     Gallons (in millions)                       479       302       189         970        $  (24)
     Weighted average price per gallon       $  0.54   $  0.52   $  0.52     $  0.53             -

Diesel Fuel Forward Purchase Contracts:
     Gallons (in millions)                       144         -         -         144        $    2
     Weighted average price per gallon       $  0.48   $     -         -     $  0.48             -

(1) Represents unrecognized gains (losses) (in millions) based on the price of Gulf Coast #2 heating oil.

     Additionally, at December 31, 1998 and 1997, BNSF Railway maintained fuel inventories for use in normal operations which were not material to the Company's overall financial position and therefore represented no significant market exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of BNSF Railway and the report thereon of PricewaterhouseCoopers LLP are set forth on pages F-1 to F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements

   Report of PricewaterhouseCoopers LLP                                                                     F-1

   Consolidated Statement of Income for the three years ended December 31, 1998                             F-2

   Consolidated Balance Sheet at December 31, 1998 and 1997                                                 F-3

   Consolidated Statement of Cash Flows for the three years ended December 31, 1998                         F-4

   Consolidated Statement of Changes in Stockholder's Equity for the three years ended December 31, 1998    F-5

   Notes to Consolidated Financial Statements                                                               F-6

2. Consolidated Financial Statement Schedules for the three years ended December 31, 1998

   Report of PricewaterhouseCoopers LLP                                                                     F-1

   Schedule II - Valuation and Qualifying Accounts                                                          F-18

     Schedules other than that listed above are omitted because they are not required or applicable, or the required information is included in the consolidated financial statements or related notes.

3. Exhibits:

     See Index of Exhibits on page E-1 for a description of the exhibits filed as a part of this Report.

(b)  Reports on Form 8-K

     BNSF Railway filed the following Current Reports on Form 8-K during the quarter ended December 31, 1998, or subsequently:

     Current Report on Form 8-K (Date of earliest event reported:  December 4,
1998), which disclosed under Item 5, Other Events, the resolution of claims by federal and State of Missouri authorities as to environmental contamination near Cherryville, Missouri stemming from former railcar cleaning activities conducted by independent contractors of BNSF Railway's predecessors.

     Current Report on Form 8-K (Date of earliest event reported:  November 10,
1998), which referenced under Item 5, Other Events, and filed as an exhibit under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits the following: a statement regarding computation of ratio of earnings to fixed charges (as of September 30, 1998) and the Company's consolidated financial statements and notes thereto for the three and nine month periods ended September 30, 1998.

                                   SIGNATURES

     The Burlington Northern and Santa Fe Railway Company, pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE BURLINGTON NORTHERN AND
                                           SANTA FE RAILWAY COMPANY


                                           /s/ Robert D. Krebs
                                           ------------------------
                                           Robert D. Krebs
                                           Chairman, President and Chief
                                           Executive Officer (Principal
                                           Executive Officer) and Director

Dated:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the date indicated.

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



/s/  Thomas N. Hund                 Vice President and Controller
-------------------------------     (Principal Accounting Officer)
     Thomas N. Hund


/s/  Douglas J. Babb                Director
-------------------------------
     Douglas J. Babb


/s/  Jeffrey R. Moreland            Director
-------------------------------
     Jeffrey R. Moreland


Dated: March 31, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. of this Form 10-K present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Worth, Texas
February 8, 1999

CONSOLIDATED STATEMENT OF INCOME
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)


Year ended December 31,                                                1998                1997                1996
---------------------------------------------                    ---------------     ---------------     ---------------
Revenues                                                                  $8,936              $8,366              $8,108
                                                                 ---------------     ---------------     ---------------
Operating expenses:
 Compensation and benefits                                                 2,811               2,673               2,561
 Purchased services                                                          894                 823                 800
 Depreciation and amortization                                               831                 772                 760
 Equipment rents                                                             804                 820                 736
 Fuel                                                                        724                 747                 727
 Materials and other                                                         717                 675                 777
 Special charge                                                                -                  90                   -
                                                                 ---------------     ---------------     ---------------
   Total operating expenses                                                6,781               6,600               6,361
                                                                 ---------------     ---------------     ---------------
Operating income                                                           2,155               1,766               1,747
Interest expense                                                             178                 185                 183
Interest expense, related parties                                            115                  96                  92
Other income (expense), net                                                   77                   5                  17
                                                                 ---------------     ---------------     ---------------
Income before income taxes                                                 1,939               1,490               1,489
Income tax expense                                                           733                 561                 570
                                                                 ---------------     ---------------     ---------------
Net income                                                                $1,206              $  929              $  919
                                                                 ===============     ===============     ===============

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

The Burlington Northern and Santa Fe Railway Company and Subsidiaries

(Dollars in millions)

December 31,                                                                     1998                1997
----------------------------------------------------                       --------------      --------------
ASSETS
Current assets:
 Cash and cash equivalents                                                        $    95             $     -
 Accounts receivable, net                                                             676                 632
 Materials and supplies                                                               244                 205
 Current portion of deferred income taxes                                             335                 333
 Other current assets                                                                   7                  27
                                                                           --------------      --------------
   Total current assets                                                             1,357               1,197

Property and equipment, net                                                        20,604              19,152
Other assets                                                                          764                 850
                                                                           --------------      --------------
     Total assets                                                                 $22,725             $21,199
                                                                           ==============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and other current liabilities                                   $ 1,907             $ 1,981
 Long-term debt due within one year                                                   268                 108
                                                                           --------------      --------------
   Total current liabilities                                                        2,175               2,089

Long-term debt                                                                      2,500               2,750
Intercompany notes payable                                                          2,288               2,063
Deferred income taxes                                                               5,634               5,172
Casualty and environmental liabilities                                                389                 448
Employee merger and separation costs                                                  409                 469
Other liabilities                                                                   1,102               1,185
                                                                           --------------      --------------
   Total liabilities                                                               14,497              14,176
                                                                           --------------      --------------

Commitments and contingencies (see Notes 8, 11 and 12)

Stockholder's equity:
 Common stock, $1 par value, (1,000 shares authorized, issued
   and outstanding) and paid-in capital                                             4,706               4,706
 Retained earnings                                                                  3,530               2,324
 Accumulated other comprehensive deficit                                               (8)                 (7)
                                                                           --------------      --------------
   Total stockholder's equity                                                       8,228               7,023
                                                                           --------------      --------------
     Total liabilities and stockholder's equity                                   $22,725             $21,199
                                                                           ==============      ==============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

Year ended December 31,                                                1998                1997                1996
-----------------------------------------------------           ---------------      --------------      --------------
OPERATING ACTIVITIES
 Net income                                                             $ 1,206             $   929             $   919
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                            831                 772                 760
   Deferred income taxes                                                    461                 451                 450
   Special charge                                                             -                  90                   -
   Employee merger and separation costs paid                                (77)               (116)               (183)
   Other, net                                                              (218)                (93)                (93)
 Changes in current assets and liabilities:
   Accounts receivable:
     Sale of accounts receivable                                             19                 301                  40
     Other changes                                                         (337)               (386)               (146)
   Materials and supplies                                                   (39)                 17                  (2)
   Other current assets                                                      20                   6                  (4)
   Accounts payable and other current liabilities                           241                 (91)                203
                                                                ---------------      --------------      --------------
     Net cash provided by operating activities                            2,107               1,880               1,944
                                                                ---------------      --------------      --------------

INVESTING ACTIVITIES
 Capital expenditures                                                    (2,147)             (2,182)             (2,234)
 Other, net                                                                (271)               (146)                 (4)
                                                                ---------------      --------------      --------------
   Net cash used for investing activities                                (2,418)             (2,328)             (2,238)
                                                                ---------------      --------------      --------------

FINANCING ACTIVITIES
 Net decrease in commercial paper and bank borrowings                         -                   -                (224)
 Proceeds from issuance of long-term debt                                   294                 327                 251
 Payments on long-term debt                                                (112)               (177)                (68)
 Net increase in intercompany notes payable                                 225                 277                 331
 Other, net                                                                  (1)                  1                  (2)
                                                                ---------------      --------------      --------------
   Net cash provided by financing activities                                406                 428                 288
                                                                ---------------      --------------      --------------

Increase (decrease) in cash and cash equivalents                             95                 (20)                 (6)
Cash and cash equivalents:
 Beginning of year                                                            -                  20                  26
                                                                ---------------      --------------      --------------
 End of year                                                            $    95             $     -             $    20
                                                                ===============      ==============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid, net of amounts capitalized                              $   205             $   207             $   194
 Income taxes paid, net of refunds                                          113                 232                   8
 Directly financed asset acquisitions                                         -                   -                  43

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

The Burlington Northern and Santa Fe Railway Company and Subsidiaries

(Dollars in millions)

                                                              Common                            Accumulated
                                                            Stock and                              Other
                                                             Paid-in          Retained         Comprehensive
                                                             Capital          Earnings            Deficit               Total
-----------------------------------------------------     ------------     ------------     ----------------      --------------
Balance at December 31, 1995                                    $4,573           $  476               $  (19)             $5,030
Comprehensive income:
     Net income                                                      -              919                    -                 919
     Minimum pension liability adjustment
      (net of tax of $9)                                             -                -                   15                  15
                                                                                                                  --------------
   Total comprehensive income                                                                                                934
-----------------------------------------------------     ------------     ------------     ----------------      --------------
Balance at December 31, 1996                                     4,573            1,395                   (4)              5,964
Comprehensive income:
     Net income                                                      -              929                    -                 929
     Minimum pension liability adjustment (net of                    -                -                   (3)                 (3)
      tax benefit of $2)
                                                                                                                  --------------
   Total comprehensive income                                                                                                926
Capital contribution from BNSF                                     130                -                    -                 130
Other                                                                3                -                    -                   3
-----------------------------------------------------     ------------     ------------     ----------------      --------------
Balance at December 31, 1997                                     4,706            2,324                   (7)              7,023
Comprehensive income:
     Net income                                                      -            1,206                    -               1,206
     Minimum pension liability adjustment (net of                    -                -                   (1)                 (1)
      tax benefit of $0.5)
                                                                                                                  --------------
   Total comprehensive income                                                                                              1,205
-----------------------------------------------------     ------------     ------------     ----------------      --------------
Balance at December 31, 1998                                    $4,706           $3,530               $   (8)             $8,228
-----------------------------------------------------     ============     ============     ================      ==============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY

AND SUBSIDIARIES

1.  ACCOUNTING POLICIES

THE COMPANY AND PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Burlington Northern and Santa Fe Railway Company and its majority owned subsidiaries (BNSF Railway or Company). BNSF is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway was formerly known as the Burlington Northern Railroad Company (BNRR). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into Burlington Northern Railroad Company (BNRR) and the name of the surviving entity, BNRR, was changed to the Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway's parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway.

  BNSF Railway operates one of the largest railroad networks in the United States, with approximately 34,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of containers and trailers (intermodal), coal and agricultural commodities which constituted 28 percent, 25 percent and 12 percent, respectively, of total revenues for the year ended December 31, 1998. Revenues derived from sources other than transportation services are not significant.

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

MATERIALS AND SUPPLIES

  Materials and supplies, which consist mainly of rail, ties and other items for construction and maintenance of property and equipment, as well as diesel fuel, are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT

  Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

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

2. SALE OF INVESTMENT IN PIPELINE PARTNERSHIP

  Santa Fe Pacific Pipelines, Inc. (SFP Pipelines), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (Pipeline Partnership) and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Pipeline Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest as limited partner of the Pipeline Partnership. As general partner, SFP Pipelines received two percent of all amounts available for distribution by the Partnership and an additional incentive depending upon the level of cash distributions paid to holders of limited partner interests in the Pipeline Partnership (Partnership Units). SFP Pipeline Holdings, Inc., a direct, wholly-owned subsidiary of BNSF Railway (SFP Holdings), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (VREDs) at December 31, 1997.

  In October 1997, SFP Pipelines and SFP Holdings entered into an agreement with Kinder Morgan Energy Partners, L.P. (Kinder Morgan) pursuant to which Kinder Morgan acquired substantially all of SFP Pipelines' interests in the Pipeline Partnership and SFPP, L.P. for approximately $84 million in cash on March 6, 1998. The Pipeline Partnership was liquidated as part of the transaction and each Partnership Unit was converted into the right to receive 1.39 Kinder Morgan common units. SFP Pipelines' 8,148,148 Partnership Units were converted into the right to receive 11,325,925 Kinder Morgan common units. In addition, the agreement called for the interest of SFP Pipelines in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. The Company recognized a $67 million one-time pre-tax gain ($32 million after-tax) at the time of the sale.

  Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either partnership units of Kinder Morgan or cash equal to the par value of the VREDs. As a result of this transaction, substantially all of the Company's investment in the Pipeline Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

3. OTHER INCOME (EXPENSE), NET

  Other income (expense), net includes the following (in millions):

Year ended December 31,                             1998               1997               1996
-----------------------------------------     -------------      -------------      -------------
  Gain on sale of Pipeline Partnership                $ (67              $   -              $   -
  Gain on property dispositions                          48                 14                 23
  Equity in earnings of Pipeline                          4                 30                 24
   Partnership
  Accounts receivable sale fees                         (34)               (27)               (14)
  Miscellaneous, net                                     (8)               (12)               (16)
-----------------------------------------     -------------      -------------      -------------
      Total                                           $  77              $   5              $  17
-----------------------------------------     =============      =============      =============

4. INCOME TAXES

  Income tax expense was as follows (in millions):

Year ended December 31,                                                   1998             1997             1996
----------------------------------------------------------------     ------------     ------------     ------------
Current:
 Federal                                                                    $ 247            $ 104            $  95
 State                                                                         25                6               30
----------------------------------------------------------------     ------------     ------------     ------------
                                                                              272              110              125
                                                                     ------------     ------------     ------------
Deferred:
 Federal                                                                      399              365              398
 State                                                                         62               86               47
----------------------------------------------------------------     ------------     ------------     ------------
                                                                              461              451              445
                                                                     ------------     ------------     ------------
 Total                                                                      $ 733            $ 561            $ 570
----------------------------------------------------------------     ============     ============     ============

  Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,                                                    1998              1997              1996
-----------------------------------------------------------------     ------------      ------------      ------------
Federal statutory income tax rate                                             35.0%             35.0%             35.0%
State income taxes,
 net of federal tax benefit                                                    2.9               4.0               3.4
Other, net                                                                    (0.1)             (1.3)             (0.1)
-----------------------------------------------------------------     ------------      ------------      ------------
 Effective tax rate                                                           37.8%             37.7%             38.3%
-----------------------------------------------------------------     ============      ============      ============

  The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                                                1998                1997
-----------------------------------------------------------------     --------------      --------------
Deferred tax liabilities:
 Depreciation and amortization                                               $(5,868)            $(5,677)
 Other                                                                          (417)               (331)
-----------------------------------------------------------------     --------------      --------------
   Total deferred tax liabilities                                             (6,285)             (6,008)
-----------------------------------------------------------------     --------------      --------------
Deferred tax assets:
 Casualty and environmental                                                      253                 270
 Employee merger and separation costs                                            182                 213
 Post-retirement benefits                                                         89                  86
 Non-expiring AMT credit carryforwards                                             -                  36
 Other                                                                           462                 564
-----------------------------------------------------------------     --------------      --------------
   Total deferred tax assets                                                     986               1,169
-----------------------------------------------------------------     --------------      --------------
   Net deferred tax liability                                                $(5,299)            $(4,839)
-----------------------------------------------------------------     ==============      ==============
Noncurrent deferred income tax liability                                     $(5,634)            $(5,172)
Current deferred income tax asset                                                335                 333
-----------------------------------------------------------------     --------------      --------------
   Net deferred tax liability                                                $(5,299)            $(4,839)
-----------------------------------------------------------------     ==============      ==============

  In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. BNSF filed its first federal income tax return for 1995. The federal income tax returns of BNSF's predecessor companies, BNI and SFP have been examined through 1994 and 1992, respectively. All years prior to 1989 for BNI and 1991 for SFP are closed. Issues relating to the years 1991-1992 for SFP and for the years 1989-1994 for BNI are being contested through various stages of administrative appeal. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 1998.

5. ACCOUNTS RECEIVABLE, NET

  Effective June 1997, an accounts receivable sale agreement which allowed the sale of up to $300 million in receivables effective through 1999, was replaced by an amended and restated agreement which allows BNSF Railway, through a special purpose subsidiary, to sell up to $600 million of variable rate certificates which mature in 2002 evidencing undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At December 31, 1998, $600 million of certificates were outstanding and were supported by receivables of approximately $1.1 billion in the master trust. Certificates outstanding were $581 million at December 31, 1997. BNSF Railway has retained the collection responsibility with respect to the accounts receivable held in trust. BNSF Railway is exposed to credit loss related to collection of accounts receivable to the extent that the amount of receivables in the master trust exceeds the amount of certificates sold. Costs related to such agreements vary on a monthly basis and are generally related to certain interest rates. These costs are included in Other income (expense), net.

  BNSF Railway maintains an allowance for corrections to and collectibility of freight and other billings. At December 31, 1998 and 1997, $84 million and $70 million of such allowances had been recorded, respectively. BNSF Railway believes the allowance is adequate to cover disputed and uncollectible receivables at December 31, 1998.


6. PROPERTY AND EQUIPMENT, NET

  Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

                                                                                                         1998
                                                                                                     Depreciation
December 31,                                                   1998                1997                  Rate
------------------------------------------------------   --------------      --------------      -----------------
Land                                                            $ 1,416             $ 1,404                -
Track structure                                                  11,316              10,500              4.0%
Other roadway                                                     8,369               7,836              2.5
Locomotives                                                       2,275               1,873              4.9
Freight cars and other equipment                                  1,860               1,870              4.0
Computer hardware and software                                      405                 412             15.5
------------------------------------------------------   --------------      --------------
Total cost                                                       25,641              23,895
Less accumulated depreciation and amortization                   (5,037)             (4,743)
------------------------------------------------------   --------------      --------------
Property and equipment, net                                     $20,604             $19,152
------------------------------------------------------   ==============      ==============

  The consolidated balance sheet at December 31, 1998 and 1997 included $1,082 million and $875 million, respectively, for property and equipment under capital leases.

7. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

  Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                                  1998             1997
----------------------------------------------------     ------------     ------------
Compensation and benefits payable                              $  384           $  399
Casualty and environmental liabilities                            272              291
Accounts payable                                                  174              350
Rents and leases                                                  155              144
Tax liabilities                                                   190              111
Employee merger and separation costs                               65               82
Other                                                             667              604
----------------------------------------------------     ------------     ------------
Total                                                          $1,907           $1,981
----------------------------------------------------     ============     ============

8. DEBT

  Debt outstanding was as follows (in millions):

December 31,                                                                                    1998                1997
-------------------------------------------------------------------------------------     --------------      --------------
Notes and debentures, weighted average rate of 7.81%, due 1999 to 2023                            $  873              $1,142
Capitalized lease obligations, weighted average rate of 6.65%, due 1999 to 2012                      818                 695
Equipment obligations, weighted average rate of 7.62%, due 1999 to 2016                              595                 565
Mortgage bonds, weighted average rate of 7.56%, due 1999 to 2047                                     498                 467
Unamortized discount and other, net                                                                  (16)                (11)
-------------------------------------------------------------------------------------     --------------      --------------
 Total                                                                                             2,768               2,858
Less current portion of long-term debt                                                              (268)               (108)
                                                                                          --------------      --------------
 Long-term debt                                                                                   $2,500              $2,750
-------------------------------------------------------------------------------------     ==============      ==============

  Aggregate long-term debt scheduled maturities are $268 million, $146 million, $222 million, $248 million and $130 million for 1999 through 2003, respectively.

  Certain BNSF Railway properties and other assets are pledged as collateral to, or are otherwise restricted under, the various BNSF Railway long-term debt agreements. Equipment obligations and capital leases are secured by the underlying equipment. During 1998, BNSF Railway entered into $258 million of equipment secured debt of which $173 million was recorded as capital lease obligations.

  An indirect wholly-owned subsidiary of BNSF Railway, in connection with its remaining 0.5 percent special limited partner interest in a pipeline partnership, is contingently liable for $190 million of certain debt of the pipeline partnership assumed by Kinder Morgan pursuant to the sale discussed in
Note 2: Sale of Investment in Pipeline Partnership. In addition, BNSF Railway and another major railroad jointly and severally guarantee $75 million of debt of KCT Intermodal Transportation Corporation, the proceeds of which are being used to finance the construction of a double track grade separation bridge in Kansas City, Missouri, to be operated and used by Kansas City Terminal Railway Company.

9. EMPLOYEE MERGER AND SEPARATION COSTS
LIABILITY BALANCE AND ACTIVITY

  Current and long-term employee merger and separation liabilities totaling $474 million and $551 million are included in the consolidated balance sheet at December 31, 1998 and 1997, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions;
(ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs.

  Liabilities related to the consolidation of clerical functions (the Consolidation Plan) were $211 million and $259 million at December 31, 1998 and 1997, respectively. These liabilities provide for severance costs associated with the Consolidation Plan adopted in 1995 upon consummation of the merger of Burlington Northern Inc. (BNI) and SFP (the Merger). The Consolidation Plan will result in the elimination of approximately 1,600 permanent positions, of which approximately 1,500 positions have been eliminated through 1998, including approximately 250 positions that were eliminated in 1998. Upon adoption in 1995, the Consolidation Plan was expected to be completed by early 1999. However, the Consolidation Plan was partially delayed as a result of the timing related to completion of merger integration and other issues and is now expected to be completed by 2001. Remaining clerical positions to be eliminated by the Company will result in involuntary separations. Benefits paid to affected employees are in the form of lump-sum payments or payments made over five to ten years or in some cases through retirement.

  Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $207 million and $224 million at December 31, 1998 and 1997, respectively. These costs were incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules.

  Liabilities principally related to certain remaining non-union employee severances resulting from the Merger were $56 million and $68 million at December 31, 1998 and 1997, respectively. These costs will be paid over the next several years based on deferral elections made by affected employees. Approximately 1,500 non-union employees received or are receiving severance payments and special termination benefits under the Company's retirement and health and welfare plans resulting from the Merger.

  During 1998, 1997 and 1996, BNSF Railway made employee merger and separation payments of $77 million, $116 million and $183 million, respectively. At December 31, 1998, $65 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid in 1999.

1997 SPECIAL CHARGE

  In the fourth quarter of 1997, the Company recorded a $90 million pre-tax special charge. Approximately $65 million of the charge related to the Consolidation Plan and the remainder of the charge related to severance and other costs for non-union employees. BNSF Railway recorded an initial charge in 1995 for the Consolidation Plan, however, the 1995 charge excluded costs associated with voluntary severance for employees who were given the opportunity to relocate and follow their work, but elected severance.

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of BNSF Railway's financial instruments at December 31, 1998 and 1997 and the methods and assumptions used to estimate the fair value of each class of financial instruments held by BNSF Railway, were as follows (see also Note 11: Hedging Activities, Leases and Other Commitments regarding the fair values of BNSF Railway's outstanding hedging instruments):

CASH AND CASH EQUIVALENTS

  The carrying amount approximated fair value because of the short maturity of these instruments.

LONG-TERM DEBT

  The fair value of BNSF Railway's long-term debt was primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. The carrying amounts of BNSF Railway's long-term debt at December 31, 1998 and 1997 were $2,768 million and $2,858 million, respectively, while the estimated fair values at December 31, 1998 and 1997 were $2,918 million and $3,000 million, respectively.

11. HEDGING ACTIVITIES, LEASES AND OTHER COMMITMENTS
HEDGING ACTIVITIES

FUEL
  During 1998, 1997 and 1996 fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of the railroad and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on 1998 fuel consumption and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

  As of February 8, 1999, BNSF Railway had entered into fuel swaps for approximately 1,776 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

  Currently, BNSF Railway's fuel hedging program covers approximately 75 percent, 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 1999, 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel swap transactions were approximately $174 million as of December 31, 1998, of which $120 million relates to swap transactions that will expire in 1999. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

LEASES

  BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 1998 are summarized as follows (in millions):

                                                                     Capital          Operating
          Year ended December 31                                     Leases             Leases
          ------------------------------------------------       -------------     --------------
          1999                                                          $  116             $  350
          2000                                                             105                256
          2001                                                             116                206
          2002                                                             110                175
          2003                                                             109                164
          Thereafter                                                       594              1,814
          ------------------------------------------------       -------------     --------------
          Total                                                          1,150             $2,965
                                                                                   ==============
          Less amount representing interest                                332
          ------------------------------------------------       -------------
          Present value of minimum lease payments                       $  818
          ------------------------------------------------       =============

  Lease rental expense for all operating leases was $503 million, $456 million and $446 million for the years ended December 31, 1998, 1997 and 1996, respectively. Contingent rentals and sublease rentals were not significant.

OTHER COMMITMENTS

  BNSF Railway has entered into commitments to acquire 476 locomotives in 1999. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon the current market conditions and other factors at the time of financing. Additionally, BNSF Railway has committed to acquire 196 and 50 locomotives in 2000 and 2001, respectively.

  In connection with the closing of the sale of rail lines in Southern California in 1992 and 1993, BNSF Railway has a $50 million liability recorded for an obligation retained by BNSF Railway which under certain conditions requires the Company to repurchase a portion of the properties sold.

12. ENVIRONMENTAL AND OTHER CONTINGENCIES

ENVIRONMENTAL

  BNSF Railway's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 32 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

  BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $64 million, $55 million and $47 million during 1998, 1997 and 1996 respectively, for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $185 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at December 31, 1998, will be paid over the next five years. No individual site is considered to be material.

  During 1998, BNSF Railway settled an environmental matter in the State of Missouri related to the release of a reportable quantity of lead sulfide into a waterway. BNSF Railway agreed in the settlement to pay a fine of $7 million, make restitution payments to the State of Missouri of $3 million and committed to spend $9 million, which includes amounts previously paid, in connection with its ongoing remediation efforts. BNSF Railway has made payments of approximately $16 million related to this settlement, including approximately $12 million that was paid during 1998, which is included in total 1998 payments discussed above.

  Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF's consolidated financial position or liquidity.

  The railroad industry, including BNSF Railway, is subject to future requirements regulating air emissions from diesel locomotives. Final regulations applicable to new and rebuilt locomotive engines were promulgated by the United States Environmental Protection Agency (EPA) and became effective June 15, 1998. The new standards will be phased in between 2000 and 2005. BNSF Railway has evaluated compliance requirements and associated costs and believes the costs will not be material in any given year. BNSF Railway has also entered into agreements with the California State Air Resources Board and the EPA regarding a program to reduce emissions in Southern California through accelerated deployment of locomotives which comply with the federal standards.

OTHER CLAIMS AND LITIGATION

  BNSF Railway is party to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

13. RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

  BNSF Railway is included with certain other BNSF affiliates in the qualified BNSF Retirement Plan and the nonqualified BNSF Supplemental Retirement Plan.

  BNSF sponsors two significant defined benefit pension plans: the noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and the nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under BNSF's plans are based on years of credited service and the highest five-year average compensation levels. BNSF Railway's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.

  Certain salaried employees of BNSF Railway that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is noncontributory and covers retirees only. BNSF Railway's policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995 are not eligible for benefits under these plans.

  Components of the net benefit costs for these plans were as follows (in millions):

                                                                Pension Benefits
                                             ---------------------------------------------------
Year ended December 31,                            1998               1997               1996
----------------------------------------     -------------      -------------      -------------
Service cost                                         $  15              $  14              $  17
Interest cost                                          101                100                 97
Expected return on plan assets                        (117)              (112)              (113)
Net amortization and deferred amounts                    4                  4                  8
----------------------------------------     -------------      -------------      -------------
Net benefit cost                                     $   3              $   6              $   9
----------------------------------------     =============      =============      =============
                                                           Medical and Life Benefits
                                                -----------------------------------------------
Year ended December 31,                              1998             1997              1996
----------------------------------------        ------------     ------------      ------------
Service cost                                           $   4            $   4             $   5
Interest cost                                             16               14                16
Expected return on plan assets                             -                -                 -
Net amortization and deferred amounts                      -               (1)                -
----------------------------------------        ------------     ------------      ------------
Net benefit cost                                       $  20            $  17             $  21
----------------------------------------        ============     ============      ============

  The following tables show the change in benefit obligation and plan assets of these plans (in millions):

                                                                                                       Medical and Life
                                                                    Pension Benefits                       Benefits
                                                            ------------------------------     ------------------------------
Change in benefit obligation                                     1998              1997             1998              1997
-------------------------------------------------           ------------      ------------     ------------      ------------
Benefit obligation at beginning of year                           $1,404            $1,286            $ 190             $ 210
Service cost                                                          15                14                4                 4
Interest cost                                                        101               100               16                14
Plan participants' contributions                                       -                 -                3                 5
Amendments                                                             -                 -               13                 -
Actuarial (gain) loss                                                 85               117               39               (22)
Benefits paid                                                       (118)             (113)             (16)              (21)
-------------------------------------------------           ------------      ------------     ------------      ------------
Benefit obligation at end of year                                 $1,487            $1,404            $ 249             $ 190
-------------------------------------------------           ============      ============     ============      ============

                                                                                                        Medical and Life
                                                                    Pension Benefits                        Benefits
                                                            ------------------------------     -------------------------------
Change in plan assets                                            1998              1997              1998              1997
-------------------------------------------------------     ------------      ------------     -------------      ------------
Fair value of plan assets at beginning of year                    $1,540            $1,320             $   -             $   -
Actual return on plan assets                                          43               329                 -                 -
Employer contribution                                                  4                 4                13                16
Plan participants' contributions                                       -                 -                 3                 5
Benefits paid                                                       (118)             (113)              (16)              (21)
-------------------------------------------------------     ------------      ------------     -------------      ------------
Fair value of plan assets at end of year                          $1,469            $1,540             $   -             $   -
-------------------------------------------------------     ============      ============     =============      ============

  The following tables show the reconciliation of the funded status of these plans with amounts recorded in BNSF Railway's consolidated balance sheet (in millions):

                                                                                                        Medical and Life
                                                                   Pension Benefits                         Benefits
                                                            ------------------------------      ------------------------------
December 31,                                                     1998              1997              1998              1997
-------------------------------------------------------     ------------      ------------      ------------      ------------
Funded status                                                      $ (18)            $ 136             $(249)            $(190)
Unrecognized net (gain) loss                                           7              (151)                4               (16)
Unrecognized prior service cost                                       (8)               (8)               13                 -
Unamortized net transition obligation                                 11                14                 -                 -
-------------------------------------------------------     ------------      ------------      ------------      ------------
Net amount recognized                                              $  (8)            $  (9)            $(232)            $(206)
-------------------------------------------------------     ============      ============      ============      ============

                                                                                                          Medical and Life
                                                                     Pension Benefits                         Benefits
                                                              -------------------------------      ------------------------------
December 31,                                                        1998              1997              1998              1997
-------------------------------------------------------       -------------      ------------      ------------      ------------
Amounts recognized in the consolidated balance sheet:
   Prepaid benefit cost                                               $  20             $  17             $   -             $   -
   Accrued benefit liability                                            (43)              (39)             (232)             (206)
   Intangible asset                                                       2                 2                 -                 -
   Accumulated other comprehensive income                                13                11                 -                 -
-------------------------------------------------------       -------------      ------------      ------------      ------------
Net amount recognized                                                 $  (8)            $  (9)            $(232)            $(206)
-------------------------------------------------------       =============      ============      ============      ============

  BNSF Railway uses a September 30 measurement date. The assumptions used in accounting for these plans were as follows:

                                                                                                        Medical and Life
                                                                    Pension Benefits                        Benefits
                                                            ------------------------------      ------------------------------
Assumptions                                                      1998              1997              1998              1997
-------------------------------------------------------     ------------      ------------      ------------      ------------
Discount rate                                                        7.0%              7.5%              7.0%              7.5%
Rate of increase in compensation levels                              4.0%              4.0%              N/A               N/A
Expected return on plan assets                                       9.5%              9.5%              N/A               N/A

  For purposes of the medical and life benefits calculations for 1998, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 9 percent and is assumed to decrease gradually to 5 percent by 2005 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $18 million and the combined service and interest components of net postretirement benefit cost recognized in 1998 by $1 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation by $17 million and the combined service and interest components of net postretirement benefit cost recognized in 1998 by $1 million.

OTHER PLANS

  Under collective bargaining agreements, BNSF Railway participates in multiemployer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $18 million, $15 million and $14 million, in 1998, 1997 and 1996, respectively.

DEFINED CONTRIBUTION PLANS

  BNSF Railway sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF Railway matches 50 percent of the first 6 percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF Railway's performance, an additional matching contribution of up to 30 percent of the first 6 percent can be made at the end of the year. Employer contributions for all non-union employees are subject to a five year length of service vesting schedule. BNSF Railway's 401(k) matching expense was $16 million, $14 million and $13 million in 1998, 1997 and 1996, respectively.

14. RELATED PARTY TRANSACTIONS

  BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments of $113 million during 1998 and $232 million during 1997, which are reflected in changes in working capital in the consolidated statement of cash flows.

  BNSF Railway had a net intercompany receivable balance of $86 million at December 31, 1998, which is reflected in accounts receivable, net in the consolidated balance sheet. BNSF Railway had a net intercompany payable balance of $135 million at December 31, 1997, which is reflected in accounts payable and other current liabilities in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

  BNSF Railway had intercompany notes payable to BNSF of $2,288 million and $2,063 million at December 31, 1998 and 1997, respectively, included in the consolidated balance sheet. At December 31, 1998, $1,579 million of the intercompany notes payable had a fixed interest rate of 6.9 percent and $709 million had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 1998, BNSF Railway had borrowings from BNSF of $225 million which was primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in 1999.

  SFP Pipelines Holdings, Inc. had a $130 million intercompany note receivable from SFP. During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF.

  Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in 1998, 1997 or 1996.

15. QUARTERLY FINANCIAL DATA - UNAUDITED

(Dollars in millions)                         Fourth             Third              Second             First
------------------------------------     --------------     --------------     --------------     --------------
1998
Revenues(1)                                      $2,293             $2,293             $2,203             $2,147
------------------------------------     --------------     --------------     --------------     --------------
Operating income                                    567                613                528                447
------------------------------------     --------------     --------------     --------------     --------------
Net income (2)                                   $  307             $  330             $  291             $  278
------------------------------------     --------------     --------------     --------------     --------------

1997
Revenues(1)                                      $2,173             $2,124             $2,054             $2,015
-----------------------------------      --------------     --------------     --------------     --------------
Operating income                                    438                541                458                329
-----------------------------------      --------------     --------------     --------------     --------------
Net income (3)                                   $  227             $  291             $  246             $  165
-----------------------------------      --------------     --------------     --------------     --------------

(1) Amounts do not agree to previously reported amounts due to certain reclassifications between revenues and expenses which were not significant.
(2) First quarter 1998 results include a $67 million pre-tax gain ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. as discussed in Note 2-Sale of Investment in Pipeline Partnership.
(3) Fourth quarter 1997 results include a $90 million pre-tax charge ($57 million after-tax) as discussed in Note 9-Employee Merger and Separation Costs.

                                                                     SCHEDULE II


              THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             For the years ended December 31, 1998, 1997, and 1996
                                 (In Millions)


                    Column A                            Column B          Column C           Column D           Column E
------------------------------------------------    ---------------   ---------------   -----------------   ---------------
                                                       Balance at         Additions                            Balance at
                                                        Beginning        Charged to                              End of
Description                                             of Period          Income         Deductions (1)       Period (2)
------------------------------------------------    ---------------   ---------------   -----------------   ---------------
December 31, 1998:
Personal injury and environmental liabilities                  $711              $177                $253              $635
                                                    ===============   ===============   =================   ===============
December 31, 1997:
Personal injury and environmental liabilities                  $810              $165                $264              $711
                                                    ===============   ===============   =================   ===============
December 31, 1996:
Personal injury and environmental liabilities                  $916              $188                $294              $810
                                                    ===============   ===============   =================   ===============


NOTES:

(1)   Principally represents cash payments.
(2)   Classified in the consolidated balance sheets as follows:

                                                                            1998                 1997                 1996
                                                                      ---------------     -----------------     ---------------
Accounts payable and other current liabilities                                  $ 246                 $ 263               $ 267
Casualty and environmental liabilities                                            389                   448                 543
                                                                      ---------------     -----------------     ---------------
                                                                                $ 635                 $ 711               $ 810
                                                                      ===============     =================     ===============

              THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY



                               INDEX OF EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION

2.1      Agreement and plan of merger dated December 30, 1996 between The
         Burlington Northern Railroad Company and The Atchison, Topeka and Santa
         Fe Railway Company incorporated by reference to The Burlington Northern and Santa Fe Railway Company's Report on Form 10-K for the fiscal year ended December 31, 1996.

2.2      Certificate of Ownership and Merger Merging Santa Fe Pacific
         Corporation and The Burlington Northern and Santa Fe Railway Company filed on December 30, 1997. Incorporated by reference to The Burlington
         Northern and Santa Fe Railway Company's Report on Form 10-K for the fiscal year ended December 31, 1997.

3.1      Restated Certificate of Incorporation of The Burlington Northern and
         Santa Fe Railway Company effective December 31, 1996 incorporated by reference to The Burlington Northern and Santa Fe Railway Company's
         Report on Form 10-K for the fiscal year ended December 31, 1996.

3.2      By-laws as amended through July 17, 1991. Incorporated by reference to
         Exhibit 3.2 to The Burlington Northern Railroad Company's Report on
         Form 10-K for the fiscal year ended December 31, 1991.

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

12       Statement regarding the Computation of Ratio of Earnings to Fixed
         Charges.

27.1     Financial Data Schedule for the year ended December 31, 1998.

27.2     Restated Financial Data Schedule for the period ended March 31, 1998

27.3     Restated Financial Data Schedule for the period ended June 30, 1998

27.4     Restated Financial Data Schedule for the period ended September 30, 1998

27.5     Restated Financial Data Schedule for the year ended December 31, 1997

27.6     Restated Financial Data Schedule for the period ended March 31, 1997

27.7     Restated Financial Data Schedule for the period ended June 30, 1997

27.8     Restated Financial Data Schedule for the period ended September 30,
         1997

27.9     Restated Financial Data Schedule for the year ended December 31, 1996