Form 10-K/A
period 1998-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 1999-04-13
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

     The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF Railway's planned 1999 cash capital expenditures approximate $2.1 billion, although up to $200 million primarily related to expansion projects may be deferred beyond 1999. Approximately $1.3 billion of total expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway's track, signals, bridges and tunnels, and to overhaul locomotives and freight cars. The remainder will be spent on terminal and line expansions and other projects, and on approximately $335 million of new locomotive acquisitions. In addition to the capital expenditures on new locomotives, BNSF Railway expects to acquire approximately $400 million of new locomotives through long-term operating leases in 1999.

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

                                         THE BURLINGTON NORTHERN AND
                                           SANTA FE RAILWAY COMPANY


                                           /s/ Thomas N. Hund
                                           ------------------------
                                           Thomas N. Hund
                                           Vice President and Controller

Dated: April 9, 1999

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