Form 10-Q
period 1999-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 1999-05-17
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X   No_____
                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
            Class                              Outstanding at April 30, 1999
            -----                              -----------------------------
Common stock, $1.00 par value                          1,000 shares


* The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF); as a result there is no market data with respect to registrant's shares.

Registrant meets the conditions set forth in General Instruction H (1)(a) and
(b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                          1999                   1998
                                                                  -----------------      ------------------
Revenues                                                                     $2,189                  $2,147
                                                                  -----------------      ------------------

Operating expenses:
  Compensation and benefits                                                     689                     702
  Purchased services                                                            236                     217
  Depreciation and amortization                                                 219                     202
  Equipment rents                                                               193                     191
  Fuel                                                                          165                     181
  Materials and other                                                           207                     207
                                                                  -----------------      ------------------
    Total operating expenses                                                  1,709                   1,700
                                                                  -----------------      ------------------

Operating income                                                                480                     447
Interest expense                                                                 47                      45
Interest expense, related parties                                                29                      28
Other income (expense), net                                                      (1)                     84
                                                                  -----------------      ------------------

Income before income taxes                                                      403                     458
Income tax expense                                                              151                     180
                                                                  -----------------      ------------------

Net income                                                                   $  252                  $  278
                                                                  =================      ==================

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                                                  March 31             December 31,
ASSETS                                                                              1999                   1998
                                                                            -----------------      -----------------
Current assets:
  Cash and cash equivalents                                                    $          103         $           95
  Accounts receivable, net                                                                552                    676
  Materials and supplies                                                                  247                    244
  Current portion of deferred income taxes                                                306                    335
  Other current assets                                                                     32                     33
                                                                            -----------------      -----------------
    Total current assets                                                                1,240                  1,383

Property and equipment, net                                                            20,772                 20,604
Other assets                                                                              968                    764
                                                                            -----------------      -----------------
      Total assets                                                             $       22,980         $       22,751
                                                                            =================      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                               $        1,941         $        1,933
  Long-term debt due within one year                                                      302                    268
                                                                            -----------------      -----------------
      Total current liabilities                                                         2,243                  2,201

Long-term debt                                                                          2,438                  2,500
Intercompany notes payable                                                              2,288                  2,288
Deferred income taxes                                                                   5,684                  5,634
Casualty and environmental liabilities                                                    390                    389
Employee merger and separation costs                                                      387                    409
Other liabilities                                                                       1,060                  1,102
                                                                            -----------------      -----------------
      Total liabilities                                                                14,490                 14,523
                                                                            -----------------      -----------------

Commitments and contingencies (See notes 3 and 4)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
    and outstanding) and paid-in capital                                                4,716                  4,706
   Retained earnings                                                                    3,782                  3,530
   Accumulated other comprehensive deficit                                                 (8)                    (8)
                                                                            -----------------      -----------------
      Total stockholder's equity                                                        8,490                  8,228
                                                                            -----------------      -----------------
      Total liabilities and stockholder's equity                               $       22,980         $       22,751
                                                                            =================      =================

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    ----------------------------------
                                                                                          1999                1998
                                                                                    --------------      --------------
Operating Activities:
  Net income                                                                                 $ 252               $ 278
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            219                 202
      Deferred income taxes                                                                     79                  31
      Employee merger and separation costs paid                                                (24)                (30)
      Other, net                                                                               (54)                (45)
      Changes in current assets and liabilities:
        Accounts receivable                                                                     38                  45
        Materials and supplies                                                                  (3)                 (8)
        Other current assets                                                                     1                 (15)
        Accounts payable and other current liabilities                                          96                  37
                                                                                    --------------      --------------
Net cash provided by operating activities                                                      604                 495
                                                                                    --------------      --------------

Investing Activities:
  Capital expenditures                                                                        (373)               (366)
  Other, net                                                                                  (196)                (82)
                                                                                    --------------      --------------
Net cash used for investing activities                                                        (569)               (448)
                                                                                    --------------      --------------

Financing Activities:
  Proceeds from issuance of long-term debt                                                       4                  27
  Payments on long-term debt                                                                   (31)                (26)
  Net increase in intercompany notes payable                                                     -                 225
                                                                                    --------------      --------------
Net cash provided by (used for) financing activities                                           (27)                226
                                                                                    --------------      --------------

Increase in cash and cash equivalents                                                            8                 273
Cash and cash equivalents:
  Beginning of period                                                                           95                   -
                                                                                    --------------      --------------
  End of period                                                                              $ 103               $ 273
                                                                                    ==============      ==============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                                  $  54               $  58
  Income taxes paid (refunded), net                                                             45                 (31)

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ACCOUNTING POLICIES AND INTERIM RESULTS

     The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company) Annual Report on Form 10-K for the year ended December 31, 1998, as amended. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). The consolidated financial statements include the accounts of The Burlington Northern and Santa Fe Railway Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of March 31, 1999 and December 31, 1998 and the consolidated results of operations for the three month periods ended March 31, 1999 and 1998 have been included. For the three month periods ended March 31, 1999 and 1998, the Company's comprehensive income was equal to net income.

     Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the current year presentation.

2.   EMPLOYEE MERGER AND SEPARATION COSTS

     Current and long-term employee merger and separation liabilities totaling $450 million are included in the consolidated balance sheet at March 31, 1999, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. During the first three months of 1999, the Company made employee merger and separation payments of $24 million.

     Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining non-union employee severances will be paid over the next several years based on deferral elections made by affected employees. At March 31, 1999, $63 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

3.   ENVIRONMENTAL AND OTHER CONTINGENCIES

     The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which include transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 32 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF

     Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

     BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $8 million during the first three months of 1999 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $191 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at March 31, 1999 will be paid over the next five years. No individual site is considered to be material.

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

4.   HEDGING ACTIVITIES AND OTHER COMMITMENTS

     FUEL

     During the past three years, fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first three months of 1999 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

     As of March 31, 1999, BNSF Railway had entered into fuel swaps for approximately 1,550 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

     Currently, BNSF Railway's fuel hedging program covers approximately 76 percent of estimated fuel purchases for the remaining nine months of 1999, and approximately 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel swap transactions were approximately $129 million as of March 31, 1999, of which $58 million relates to swap transactions that will expire in 1999. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5.   RELATED PARTY TRANSACTIONS

     BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments of $45 million, net of refunds, during the first three months of 1999 and received federal and state refunds of $31 million, net of taxes paid, during the first three months of 1998, which are reflected in changes in working capital in the consolidated statement of cash flows.

     BNSF Railway had a net intercompany payable balance of $123 million at March 31, 1999, which is reflected in accounts payable and other current liabilities in the consolidated balance sheet. BNSF Railway had a net intercompany receivable balance of $86 million at December 31, 1998, which is reflected in accounts receivable, net in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

     BNSF Railway had intercompany notes payable to BNSF of $2,288 million at March 31, 1999 and December 31, 1998, included in the consolidated balance sheet. At March 31, 1999, $1,579 million of the intercompany notes payable had a fixed interest rate of 6.9 percent and $709 million had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 1999, BNSF Railway has not had any borrowings from BNSF. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998
BNSF Railway recorded net income for the first quarter of 1999 of $252 million, compared with first quarter 1998 net income of $278 million. The decrease in net income is primarily due to a $67 million pre-tax gain ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. recorded in the first quarter of 1998. Excluding the after-tax gain on the pipelines sale, BNSF Railway's net income increased $6 million from 1998.

REVENUES

The following table presents BNSF Railway's revenue information by commodity for the three months ended March 31, 1999 and 1998 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                                               Average Revenue
                                               Revenues                        Cars/Units                       Per Car/Unit
                                     ---------------------------     -----------------------------     -----------------------------
                                         1999            1998             1999            1998             1999             1998
                                     -----------     -----------     -------------     -----------     -------------    ------------
                                            (In Millions)                    (In Thousands)
Intermodal                            $      583       $     562               745             703         $     783      $      799
Coal                                         566             559               527             510             1,074           1,096
Commercial Products                          280             275               176             171             1,591           1,608
Agricultural Commodities                     262             279               141             148             1,858           1,885
Chemicals                                    208             201               123             122             1,691           1,648
Industrial Products                          174             180               151             150             1,152           1,200
Automotive                                   108              92                63              58             1,714           1,586
                                     -----------     -----------     -------------     -----------     -------------    ------------
Total Freight Revenues                     2,181           2,148             1,926           1,862         $   1,132      $    1,154
                                                                     =============     ===========     =============    ============
Other Revenues                                 8              (1)
                                     -----------     -----------
Total Operating Revenues              $    2,189       $   2,147
                                     ===========     ===========

Total revenues for first quarter of 1999 were $2,189 million or 2 percent higher compared with revenues of $2,147 million for the first quarter of 1998. The increase primarily reflects increases in the intermodal, coal, chemicals, commercial products, and automotive sectors, partially offset by lower agricultural commodities and industrial products revenues. Average revenue per car/unit decreased in the first quarter of 1999 to $1,132 from $1,154 in the first quarter of 1998.

Intermodal revenues of $583 million for the first quarter of 1999 increased $21 million or 4 percent reflecting increases in the direct marketing and international sectors. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload (LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line.

Coal revenues of $566 million for the first quarter of 1999 increased $7 million or 1 percent primarily due to continued strong demand for Powder River Basin coal and favorable weather conditions.

Commercial products revenues of $280 million for the first quarter of 1999 were $5 million or 2 percent higher than the first quarter of 1998 primarily due to increased inland lumber shipments and volume increases in bulk foods due to an increase in beet and corn syrup shipments.

Agricultural commodities revenues of $262 million for the first quarter of 1999 were $17 million or 6 percent lower than revenues for the first quarter of 1998 due to poor northern wheat exports, partially offset by increased Pacific Northwest corn exports.

Chemicals revenues of $208 million for the first quarter of 1999 were $7 million or 3 percent higher than the first quarter of 1998 primarily due to increases in fertilizer, petroleum products and plastics revenues.

Industrial products revenues of $174 million for the first quarter of 1999 were $6 million or 3 percent lower than the first quarter of 1998. Weaknesses in steel products, resulting from increased steel imports, and weaknesses in clay markets, due to reductions in clay used in oil and gas drilling as a result of the continued decline in oil prices and U.S. rig counts, contributed to the decrease. These decreases were partially offset by strength in cement and sodium compounds.

Automotive revenues of $108 million for the first quarter of 1999 were $16 million or 17 percent higher than the first quarter of 1998 reflecting increases in vehicle volumes for GM, Ford and Nissan, and increases in parts revenues due to strength in Ford loadings.

EXPENSES

Total operating expenses for the first quarter of 1999 were $1,709 million, an increase of $9 million or 1 percent, over 1998 despite a 3 percent increase in cars and units handled. The operating ratio improved to 78.1 percent for the first quarter of 1999, compared with a 79.2 percent operating ratio for the first quarter 1998.

Compensation and benefits expenses of $689 million were $13 million or 2 percent lower than the first quarter of 1998 primarily due to lower employment levels and lower incentive compensation expense.

Purchased services of $236 million for the first quarter of 1999 were $19 million or 9 percent higher than the first quarter of 1998 principally due to increased equipment maintenance costs and higher ramping costs related to increased intermodal volumes.

Equipment rents expenses for the first quarter of 1999 of $193 million were $2 million or 1 percent higher than the first quarter of 1998 reflecting higher leased equipment expense.

Fuel expenses of $165 million for the first quarter of 1999 were $16 million or 9 percent lower than the first quarter of 1998, as a result of a 7 cent or 11 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 288 million to 293 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 15 cent decrease in the average purchase price, partially offset by losses related to the Company's fuel hedging.

Materials and other expenses of $207 million for the first quarter of 1999 were slightly lower than the first quarter of 1998 principally reflecting lower maintenance of way expenses and locomotive overhaul expenses, partially offset by higher personal injury and casualties expenses.

Interest expense with external and related parties increased $3 million to $76 million for the first quarter of 1999, reflecting higher interest rates.

Other income (expense), net was unfavorable $85 million compared to first quarter 1998 primarily due to the $67 million pre-tax gain on the pipeline partnership sale in the first quarter of 1998, and the first quarter 1998 included gains of $18 million from the sale of a real estate portfolio.

OTHER MATTERS
-------------

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

The Remediation phase is more than 90 percent complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is substantially complete for ISS technologies and is expected to be completed by July 1999 for Enterprise technologies.

The Certification Testing phase includes validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority, and is 50 percent complete; testing for all applications is scheduled for completion by the end of September 1999. Certification testing of all critical Enterprise technologies began in May 1998 and is scheduled for completion in May 1999; testing for non-critical Enterprise technologies is scheduled for completion by July 1999.

COSTS

As a result of its merger-related systems integration that was completed in 1997, BNSF Railway achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $11 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $20 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

Certain BNSF Railway business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads
(AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF Railway and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant and pilot tested by specific carriers by July 1999, with open carrier testing conducted promptly thereafter. BNSF Railway has developed contingency plans for critical business processes supported by AAR systems.

Certain BNSF Railway routes and resulting revenues are dependent on the use of trackage rights over other railroads, including UP, Montana Rail Link and the Arizona and California Railroad. Other BNSF Railway traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF Railway run over BNSF Railway facilities only. BNSF Railway's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF Railway trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company is in the process of determining which of its larger customers may have Year 2000 problems that could result in reduced traffic for the Company.

It is the opinion of management that Year 2000 problems in BNSF Railway's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF Railway's systems will be compliant on a timely basis. BNSF Railway believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF Railway continues to develop contingency plans in the event that BNSF Railway's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans.

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

OTHER CLAIMS AND LITIGATION

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the annual results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, describes significant aspects of BNSF Railway's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF Railway's amended Form 10-K for the year ended December 31, 1998.

COMMODITY PRICE SENSITIVITY

As discussed in Note 4 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 1999. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                                     March 31, 1999
                                    ------------------------------------------------------------------------------
                                                       Maturity Date                                        Fair
                                    -------------------------------------------------
                                          1999         2000         2001         2002       Total        Value (1)
                                    ----------    ---------    ---------    ---------    ----------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)               681          491          277          101          1,550         $(129)
    Weighted average price per
       gallon                         $0.48        $0.50        $0.49        $0.50         $ 0.49             -

(1) Represents unrecognized loss (in millions) based on the price of Gulf Coast #2 heating oil.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                          PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the discussion in the Company's Form 10-K for the year ended December 31, 1998, as amended, of the environmental proceeding with respect to former railcar cleaning activities conducted by independent contractors hired by BNSF Railway's predecessors at a rail siding near Cherryville, Missouri. The consent judgment in the State of Missouri was entered on April 28, 1999, by the Crawford County Circuit Court (State of Missouri v. The Burlington Northern and Santa Fe Railway Company, C.V.199-191-C), and this matter is now considered terminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.     Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

  B.     Reports on Form 8-K

         The Registrant has filed no Current Reports on Form 8-K since those reported in the Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           THE BURLINGTON NORTHERN AND
                           SANTA FE RAILWAY COMPANY
                           (Registrant)



                           By: /s/  Thomas N. Hund
                               -------------------
                           Thomas N. Hund
                           Vice President and Controller
                           (On behalf of the Registrant and as principal accounting officer)



Fort Worth, Texas
May 14, 1999

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX


12    Computation of ratio of earnings to fixed charges.

27.1  Financial Data Schedule for the quarter ended March 31, 1999.

27.2  Restated Financial Data Schedule for the year ended December 31, 1998.