Form 10-Q
period 1999-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 1999-08-16
CIK 15511

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X   No
                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares
         Class                                 Outstanding at July 31, 1999
         -----                                 ----------------------------
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

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                                 Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                               ----------------------    ----------------------
                                                  1999         1998         1999        1998
                                               ----------   ----------   ----------  ----------
Revenues                                           $2,193        $2,203       $4,382      $4,350
                                               ----------   ----------   ----------  ----------

Operating expenses:
  Compensation and benefits                           679           690        1,368       1,392
  Purchased services                                  236           219          472         436
  Depreciation and amortization                       221           204          440         406
  Equipment rents                                     181           203          374         394
  Fuel                                                169           181          334         362
  Materials and other                                 222           178          429         385
  Reorganization costs                                 48             -           48           -
  Merger severance adjustment                         (54)            -          (54)          -
                                               ----------   ----------   ----------  ----------
    Total operating expenses                        1,702        1,675        3,411       3,375
                                               ----------   ----------   ----------  ----------

Operating income                                      491          528          971         975
Interest expense                                       46           39           93          84
Interest expense, related parties                      29           29           58          57
Other income (expense), net                            (4)           1           (5)         85
                                               ----------   ----------   ----------  ----------

Income before income taxes                            412          461          815         919
Income tax expense                                    155          170          306         350
                                               ----------   ----------   ----------  ----------

Net income                                         $  257       $  291       $  509      $  569
                                               ==========   ==========  ===========  ==========

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                  June 30,             December 31,
ASSETS                                                                              1999                   1998
                                                                            -----------------      -----------------

Current assets:
  Cash and cash equivalents                                                           $   114                $    95
  Accounts receivable, net                                                                484                    676
  Materials and supplies                                                                  244                    244
  Current portion of deferred income taxes                                                318                    335
  Other current assets                                                                     39                     33
                                                                            -----------------      -----------------
    Total current assets                                                                1,199                  1,383

Property and equipment, net                                                            21,126                 20,604
Other assets                                                                            1,128                    764
                                                                            -----------------      -----------------
      Total assets                                                                    $23,453                $22,751
                                                                            =================      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                      $ 2,026                $ 1,933
  Long-term debt due within one year                                                      163                    268
                                                                            -----------------      -----------------
      Total current liabilities                                                         2,189                  2,201

Long-term debt                                                                          2,604                  2,500
Intercompany notes payable                                                              2,288                  2,288
Deferred income taxes                                                                   5,796                  5,634
Casualty and environmental liabilities                                                    417                    389
Employee merger and separation costs                                                      348                    409
Other liabilities                                                                       1,063                  1,102
                                                                            -----------------      -----------------
      Total liabilities                                                                14,705                 14,523
                                                                            -----------------      -----------------

Commitments and contingencies (See notes 4 and 5)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
    and outstanding) and paid-in capital                                                4,716                  4,706
  Retained earnings                                                                     4,040                  3,530
 Accumulated other comprehensive deficit                                                   (8)                    (8)
                                                                            -----------------      -----------------
      Total stockholder's equity                                                        8,748                  8,228
                                                                            -----------------      -----------------
      Total liabilities and stockholder's equity                                      $23,453                $22,751
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

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    -----------------------------------
                                                                                           1999                 1998
                                                                                    --------------      ---------------
Operating Activities:
  Net income                                                                               $   509              $   569
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            440                  406
      Deferred income taxes                                                                    179                  151
      Employee merger and separation costs paid                                                (40)                 (45)
      Other, net                                                                               (55)                (100)
      Changes in current assets and liabilities:
        Accounts receivable                                                                    107                   66
        Materials and supplies                                                                   -                   (6)
        Other current assets                                                                    (6)                 (38)
        Accounts payable and other current liabilities                                         182                   28
                                                                                    --------------      ---------------
Net cash provided by operating activities                                                    1,316                1,031
                                                                                    --------------      ---------------

Investing Activities:
  Capital expenditures                                                                        (921)                (952)
  Other, net                                                                                  (376)                (240)
                                                                                    --------------      ---------------
Net cash used for investing activities                                                      (1,297)              (1,192)
                                                                                    --------------      ---------------

Financing Activities:
  Proceeds from issuance of long-term debt                                                     229                   92
  Payments on long-term debt                                                                  (227)                 (50)
  Net increase in intercompany notes payable                                                     -                  225
  Other, net                                                                                    (2)                  (5)
                                                                                    --------------      ---------------
Net cash provided by financing activities                                                        -                  262

Increase in cash and cash equivalents                                                           19                  101
Cash and cash equivalents:
  Beginning of period                                                                           95                    -
                                                                                    --------------      ---------------
  End of period                                                                            $   114              $   101
                                                                                    ==============      ===============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                                $   156              $   161
  Income taxes paid, net of refunds                                                             71                  112

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of June 30, 1999 and December 31, 1998 and the consolidated results of operations for the three and six month periods ended June 30, 1999 and 1998 have been included. For the three and six month periods ended June 30, 1999 and 1998, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the current year presentation.

2.  SPECIAL ITEMS

Included in the Statement of Income for the second quarter of 1999 are the following special items:

 . The Company incurred during the quarter $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating costs. Components of the charge include approximately $29 million relating to estimated severance costs for salaried employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 salaried employees as a result of the reorganization. The majority of these costs have not been paid out as of June 30, 1999. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions. Approximately half of the planned reductions were made by June 30, 1999 with substantially all of the 325 salaried employees eliminated through severance and the remainder of the 400 through the elimination of contractors and normal attrition. The remaining union positions will be substantially eliminated during the third quarter of 1999. No significant costs have been or are anticipated to be incurred as a result of eliminating the 1,000 scheduled positions.

 . The Company recorded a $54 million credit for the reversal of certain liabilities associated with its clerical consolidation plan. These liabilities were related to planned work-force reductions that are no longer anticipated due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation. This change in the clerical consolidation plan was communicated to Company employees in May 1999.

 . The Company accrued an additional $37 million for environmental expense as a result of significant developments at certain sites, primarily related to new information on the extent of contamination and other related developments. None of the sites are individually considered material in relation to the Company's results of operations, financial position or liquidity. These costs are classified as materials and other expenses on the Statement of Income.

On a combined basis, the three items increased operating expenses $31 million in the second quarter of 1999.

3.  EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $409 million are included in the consolidated balance sheet at June 30, 1999, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first six months of 1999, the Company made employee merger and separation payments of $40 million.

As discussed in Note 2: Special Items, during the second quarter, the Company recorded a $29 million liability for estimated severance costs for involuntarily terminated salaried employees and a $54 million credit for the reversal of certain liabilities associated with the clerical consolidation plan.

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At June 30, 1999, $61 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

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

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF Railway's liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses. During the first six months of 1999, BNSF Railway recorded total environmental expense of $56 million, including $37 million of additional expense as a result of significant second quarter developments at certain existing sites, primarily related to new information on the extent of contamination and other related developments.

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $24 million during the first six months of

1999 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $217 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at June 30, 1999, will be paid over the next five years. No individual site is considered to be material.

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

5.  HEDGING ACTIVITIES AND OTHER COMMITMENTS

FUEL

During the past three years, fuel expenses approximated 11 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first six months of 1999 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of June 30, 1999, BNSF Railway had entered into fuel swaps for approximately 1,323 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

Currently, BNSF Railway's fuel hedging program covers approximately 78 percent of estimated fuel purchases for the remaining six months of 1999, and approximately 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized losses from BNSF Railway's fuel swap transactions were approximately $47 million as of June 30, 1999, of which $17 million relates to swap transactions that will expire in 1999. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

6.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments of $71 million and $112 million, net of refunds, during the first six months of 1999 and 1998, respectively, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany payable balance of $210 million at June 30, 1999, which is reflected in accounts payable and other current liabilities in the consolidated balance sheet. BNSF Railway had a net intercompany receivable balance of $86 million at December 31, 1998, which is reflected in accounts receivable, net in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

BNSF Railway had intercompany notes payable to BNSF of $2,288 million at June 30, 1999 and December 31, 1998, included in the consolidated balance sheet. At June 30, 1999, $1,579 million of the intercompany notes payable had a fixed interest rate of 6.9 percent and $709 million had a variable interest rate of
1.0 percent above the monthly average of the daily effective Federal Funds rate. During 1999, BNSF Railway has not had any borrowings from BNSF. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

Item 2.  Management's Narrative Analysis of Results of Operations

Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Six months ended June 30, 1999 compared with six months ended June 30, 1998

BNSF Railway recorded net income for the first six months of 1999 of $509 million, compared with the first six months of 1998 net income of $569 million. The decrease in net income is primarily due to the Company recording pre-tax special items in 1999 of $48 million ($30 million after-tax) and $37 million ($23 million after-tax) for reorganization costs and environmental expenses, respectively, partially offset by a $54 million ($34 million after-tax) credit for the reversal of liabilities associated with the consolidation of certain clerical work-forces and a first quarter 1998 pre-tax gain of $67 million ($32 million after-tax) on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. Excluding the after-tax effects of these items, BNSF Railway's adjusted net income was $528 million and $537 million for the first six months of 1999 and 1998, respectively. The decrease in adjusted net income is primarily due to a decrease in other income (expense), net as discussed below.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the six months ended June 30, 1999 and 1998 and includes certain reclassifications of prior year information to conform to the current year presentation:

                                                                                                           Average Revenue
                                               Revenues                      Cars/Units                      Per Car/Unit
                                     ---------------------------    -----------------------------     ----------------------------
                                          1999           1998             1999            1998             1999            1998
                                     -----------     -----------    -------------     -----------     ------------    ------------
                                          (In Millions)                   (In Thousands)
Carload                             $      1,261    $      1,292              880             898     $      1,433    $      1,439
Intermodal                                 1,181           1,149            1,503           1,448              786             794
Coal                                       1,109           1,113            1,041           1,022            1,065           1,089
Agricultural Commodities                     597             599              326             327            1,831           1,832
Automotive                                   220             194              126             118            1,746           1,644
                                     -----------     -----------      -----------      ----------      -----------      ----------
Total Freight Revenues                     4,368           4,347            3,876           3,813     $      1,127    $      1,140
                                                                      ===========      ==========      ===========      ==========
Other Revenues                                14               3
                                     -----------     -----------
Total Operating Revenues            $      4,382    $      4,350
                                     ===========     ===========

Total revenues for the first six months of 1999 were $4,382 million or 1 percent higher compared with revenues of $4,350 million for the first six months of 1998. The increase primarily reflects increases in the intermodal and automotive sectors, partially offset by lower carload, coal, and agricultural commodities revenues. Average revenue per car/unit decreased in the first six months of 1999 to $1,127 from $1,140 in the first six months of 1998.

Carload revenues of $1,261 million for the first six months of 1999 were $31 million or 2 percent lower than the first six months of 1998 due to decreases in the chemicals, metals, and minerals and machinery sectors, partially offset by increased forest product revenues. Weaknesses in the chemicals sector due to soft fertilizer markets and weaknesses in the metals sector due to increased steel imports and a decrease in special train movements of heavy machinery for Boeing contributed to the decrease. These decreases were partially offset by increased inland shipments of forest products.

Intermodal revenues of $1,181 million for the first six months of 1999 increased $32 million or 3 percent compared with the first six months of 1998 reflecting increases in the direct marketing and international sectors. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload
(LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line.

Coal revenues of $1,109 million for the first six months of 1999 were $4 million or slightly lower than the first six months of 1998 primarily due to traffic congestion in the Powder River Basin and operating difficulties at two utility plants in early 1999, which resulted in plant closures during the second quarter.

Agricultural commodities revenues of $597 million for the first six months of 1999 were $2 million or slightly lower than revenues for the first six months of 1998 due to poor northern wheat exports, partially offset by increased Pacific Northwest corn exports.

Automotive revenues of $220 million for the first six months of 1999 were $26 million or 13 percent higher than the first six months of 1998 reflecting growth in both vehicle and parts shipments.

Expenses

Total operating expenses for the first six months of 1999 were $3,411 million, an increase of $36 million or 1 percent, over the first six months of 1998. As discussed above, the Company recorded three special items in the second quarter of 1999 which increased operating expenses $31 million ($19 million after-tax). Excluding the special items, operating expenses for the first six months of 1999 were $3,380 or slightly higher than the first six months of 1998. The adjusted operating ratio improved to 77.1 percent for the first six months of 1999, compared with a 77.6 percent operating ratio for the first six months of 1998.

Compensation and benefits expenses of $1,368 million were $24 million or 2 percent lower than the first six months of 1998 primarily due to lower employment levels and lower incentive compensation expense.

Purchased services of $472 million for the first six months of 1999 were $36 million or 8 percent higher than the first six months of 1998 principally due to increased equipment maintenance, intermodal ramping and other costs.

Equipment rents expenses for the first six months of 1999 of $374 million were $20 million or 5 percent lower than the first six months of 1998 reflecting lower intermodal equipment expenses.

Fuel expenses of $334 million for the first six months of 1999 were $28 million or 8 percent lower than the first six months of 1998, as a result of a 6 cent or 9 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 572 million to 582 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 9-cent decrease in the average purchase price, partially offset by a 3-cent per gallon increase in losses related to the Company's fuel hedging program.

Materials and other expenses of $429 million for the first six months of 1999 were $44 million or 11 percent higher than the first six months of 1998 principally reflecting additional environmental expense accruals of $37 million as discussed above and higher personal injury and casualties expenses.

Interest expense with external and related parties of $151 million for the first six months of 1999 was $10 million or 7 percent higher than in the first six months of 1998, reflecting higher debt levels which increased to $5,055 million at June 30, 1999 from $4,918 million at June 30, 1998.

Other income (expense) net was unfavorable by $90 million compared to the first six months of 1998 primarily due to the $67 million pre-tax gain on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. in the first quarter of 1998, and gains of $26 million from the sale of a real estate portfolio during the first six months of 1998.

Other Matters

Reorganization Costs

The Company incurred during the quarter $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating costs. Components of the charge include approximately $29 million relating to estimated severance costs for salaried employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 salaried employees as a result of the reorganization. The majority of these costs have not been paid out as of June 30, 1999. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions. Approximately half of the planned reductions were made by June 30, 1999 with substantially all of the 325 salaried employees eliminated through severance and the remainder of the 400 through the elimination of contractors and normal attrition. The remaining union positions will be substantially eliminated during the third quarter of 1999. No significant costs have been or are anticipated to be incurred as a result of eliminating the 1,000 scheduled positions. Total savings related to the reorganization are expected to be approximately $40 million in the remainder of 1999 and to approximate $100 million on an annual basis.

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

The Remediation phase is more than 98 percent complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is complete for ISS technologies and is expected to be completed by October 1999 for Enterprise technologies.

The Certification Testing phase addresses validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority. Certification testing for existing ISS critical applications was completed in July 1999. Testing for all applications is scheduled for completion by the end of September 1999. Certification testing of all critical and non-critical Enterprise technologies began in May 1998 and is scheduled for completion in October 1999.

COSTS

As a result of its merger-related systems integration that was completed in 1997, BNSF Railway achieved substantial Year 2000 compliance on its core mainframe systems. In addition, spending on Year 2000 activities approximates $12 million to date. Currently, the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $16 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

Certain BNSF Railway business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads
(AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF Railway and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. The AAR expects that these systems will be compliant and pilot tested by specific carriers by the end of August 1999, with open carrier testing through October 1999. BNSF Railway has developed contingency plans for critical business processes supported by AAR systems.

Certain BNSF Railway routes and resulting revenues are dependent on the use of trackage rights over other railroads, including Union Pacific Corporation, Montana Rail Link and the Arizona and California Railroad. Other BNSF Railway traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF Railway run over BNSF Railway facilities only. BNSF Railway's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF Railway trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. At present, the Company is in the process of determining which of its larger customers may have Year 2000 problems that could result in reduced traffic for the Company.

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

  B.    Reports on Form 8-K

        The Registrant has filed no Current Reports on Form 8-K since those reported in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

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


                                        THE BURLINGTON NORTHERN AND
                                        SANTA FE RAILWAY COMPANY
                                        (Registrant)


                                        By: /s/  Dennis R. Johnson
                                            ------------------------------------
                                            Dennis R. Johnson
                                            Vice President and Controller
                                            (On behalf of the Registrant and
                                            as principal accounting officer)

Fort Worth, Texas
August 13, 1999

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                                 Exhibit Index

12    Computation of ratio of earnings to fixed charges.

27    Financial Data Schedule for the quarter ended June 30, 1999.