Form 10-Q
period 1999-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 1999-11-15
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X   No___
                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares
               Class                         Outstanding at October 31, 1999
               -----                         -------------------------------
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

                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                               Three Months Ended                          Nine Months Ended
                                                  September 30,                               September 30,
                                        ---------------------------------           ----------------------------------
                                            1999                 1998                   1999                  1998
                                        ------------         ------------           ------------          ------------
Revenues                                $      2,344         $      2,293           $      6,726          $      6,643
                                        ------------         ------------           ------------          ------------
Operating expenses:
  Compensation and benefits                      701                  694                  2,069                 2,086
  Purchased services                             232                  230                    704                   666
  Depreciation and amortization                  227                  211                    667                   617
  Equipment rents                                190                  203                    564                   597
  Fuel                                           170                  177                    504                   539
  Materials and other                            195                  165                    624                   550
  Reorganization costs                             -                    -                     48                     -
  Merger severance adjustment                      -                    -                    (54)                    -
                                        ------------         ------------           ------------          ------------
    Total operating expenses                   1,715                1,680                  5,126                 5,055
                                        ------------         ------------           ------------          ------------

Operating income                                 629                  613                  1,600                 1,588
Interest expense                                  46                   50                    139                   134
Interest expense, related parties                 29                   29                     87                    86
Other income (expense), net                       36                   (9)                    31                    76
                                        ------------         ------------           ------------          ------------

Income before income taxes                       590                  525                  1,405                 1,444
Income tax expense                               221                  195                    527                   545
                                        ------------         ------------           ------------          ------------

Net income                              $        369         $        330           $        878          $        899
                                        ============         ============           ============          ============

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)

                                                                 September 30,           December 31,
ASSETS                                                               1999                   1998
                                                                 -------------          -------------
Current assets:
  Cash and cash equivalents                                      $          81          $          95
  Accounts receivable, net                                                 463                    606
  Materials and supplies                                                   249                    244
  Current portion of deferred income taxes                                 328                    335
  Other current assets                                                      42                     33
                                                                 -------------          -------------
    Total current assets                                                 1,163                  1,313

Property and equipment, net                                             21,400                 20,604
Other assets                                                               780                    764
                                                                 -------------          -------------
      Total assets                                               $      23,343          $      22,681
                                                                 =============          =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                       $ 1,980                $ 1,863
  Long-term debt due within one year                                       164                    268
                                                                 -------------          -------------
      Total current liabilities                                          2,144                  2,131

Long-term debt                                                           2,561                  2,500
Intercompany notes payable                                               1,793                  2,288
Deferred income taxes                                                    5,979                  5,634
Casualty and environmental liabilities                                     419                    389
Employee merger and separation costs                                       313                    409
Other liabilities                                                        1,018                  1,102
                                                                 -------------          -------------
      Total liabilities                                                 14,227                 14,453
                                                                 -------------          -------------

Commitments and contingencies (See notes 3 and 4)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized,
    issued and outstanding) and paid-in capital                          4,715                  4,706
  Retained earnings                                                      4,409                  3,530
  Accumulated other comprehensive deficit                                   (8)                    (8)
                                                                 -------------          -------------
      Total stockholder's equity                                         9,116                  8,228
                                                                 -------------          -------------
      Total liabilities and stockholder's equity                 $      23,343          $      22,681
                                                                 =============          =============

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    -----------------------------------

                                                                                         1999                1998
                                                                                    --------------      ---------------
Operating Activities:
  Net income                                                                        $          878      $           899
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            667                  617
      Deferred income taxes                                                                    351                  326
      Employee merger and separation costs paid                                                (80)                 (63)
      Other, net                                                                              (102)                (128)
      Changes in current assets and liabilities:
        Accounts receivable                                                                     59                   19
        Materials and supplies                                                                  (5)                  (7)
        Other current assets                                                                    (9)                 (36)
        Accounts payable and other current liabilities                                         211                   64
                                                                                    --------------      ---------------
Net cash provided by operating activities                                                    1,970                1,691
                                                                                    --------------      ---------------

Investing Activities:
  Capital expenditures                                                                      (1,388)              (1,558)
  Other, net                                                                                   (47)                (240)
                                                                                    --------------      ---------------
Net cash used for investing activities                                                      (1,435)              (1,798)
                                                                                    --------------      ---------------

Financing Activities:
  Proceeds from issuance of long-term debt                                                     233                  207
  Payments on long-term debt                                                                  (273)                 (92)
  Net increase (decrease) in intercompany notes payable                                       (495)                 225
  Other, net                                                                                   (14)                  (9)
                                                                                    --------------      ---------------
Net cash provided by (used in) financing activities                                           (549)                 331
                                                                                    --------------      ---------------

Increase (decrease) in cash and cash equivalents                                               (14)                 224
Cash and cash equivalents:
  Beginning of period                                                                           95                    -
                                                                                    --------------      ---------------
  End of period                                                                     $           81      $           224
                                                                                    ==============      ===============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $          210      $           210
  Income taxes paid, net of refunds                                                             83                   98

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of September 30, 1999 and December 31, 1998 and the consolidated results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been included. For the three and nine month periods ended September 30, 1999 and 1998, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements and notes have been reclassified to conform to the current year presentation.

2. EMPLOYEE MERGER AND SEPARATION COSTS

During the second quarter of 1999, the Company incurred $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating expenses. Components of the charge include approximately $29 million relating to estimated severance costs for salaried employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 salaried employees as a result of the reorganization. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions through employee severances, normal attrition, and the elimination of contractors. Substantially all of the planned position reductions were made by September 30, 1999. No significant costs were incurred as a result of eliminating the 1,000 scheduled positions.

Additionally, in the second quarter the Company recorded a $54 million credit for the reversal of certain liabilities associated with its clerical consolidation plan. These liabilities were related to planned work-force reductions that are no longer anticipated due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation. This change in the clerical consolidation plan was communicated to Company employees in May 1999.

Current and long-term employee merger and separation liabilities totaling $369 million are included in the consolidated balance sheet at September 30, 1999, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first nine months of 1999, the Company made employee merger and separation payments of $80 million.

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At September 30, 1999, $56 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

3. ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which include transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 33 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF Railway's liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. During the first nine months of 1999, BNSF Railway recorded total environmental expense of $79 million. This includes $37 million of additional expense as a result of significant second quarter developments at certain existing sites, primarily related to new information on the extent of contamination and other related developments.

BNSF Railway is involved in a number of administrative and judicial proceedings and other cleanup efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF Railway paid approximately $52 million during the first nine months of 1999 for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has accruals of approximately $212 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at September 30, 1999, will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway's consolidated financial position or liquidity.

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

4.  HEDGING ACTIVITIES AND OTHER COMMITMENTS FUEL

During the current year, fuel expense is approximately 10 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on an annualization of fuel consumption during the first nine months of 1999 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.
As of September 30, 1999, BNSF Railway had entered into fuel swaps for approximately 1,096 million gallons at an average price of approximately 49 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

Currently, BNSF Railway's fuel hedging program covers approximately 76 percent of estimated fuel purchases for the remaining three months of 1999, and approximately 40 percent, 22 percent and 7 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF Railway's fuel swap transactions were approximately $34 million as of September 30, 1999, of which $25 million relates to swap transactions that will expire in 1999. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

5.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments of $83 million and $98 million, net of refunds, during the first nine months of 1999 and 1998, respectively, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany payable balance of $109 million at September 30, 1999, which is reflected in accounts payable and other current liabilities in the consolidated balance sheet. BNSF Railway had a net intercompany receivable balance of $86 million at December 31, 1998, which is reflected in accounts receivable, net in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business. Additionally, other liabilities in the consolidated balance sheet include intercompany liabilities of $33 million and $27 million at September 30, 1999 and December 31, 1998, respectively.

BNSF Railway had intercompany notes payable to BNSF of $1,793 million and $2,288 million at September 30, 1999 and December 31, 1998, respectively, included in the consolidated balance sheet. At September 30, 1999, $1,684 million of the intercompany notes payable had a fixed interest rate of 6.9 percent and $109 million had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the third quarter, BNSF Railway made payments of $600 million on its intercompany notes payable, partially offset by additional borrowings of $105 million. The proceeds were primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

Item 2.  Management's Narrative Analysis of Results of Operations

Management's narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations
---------------------

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

BNSF Railway recorded net income for the first nine months of 1999 of $878 million, compared with the first nine months of 1998 net income of $899 million. The decrease in net income is primarily the result of a decrease in other income (expense), net of $45 million and an increase in interest expense of $6 million partially offset by a $12 million increase in operating income and lower income tax expense.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the nine months ended September 30, 1999 and 1998 and includes certain reclassifications of prior year information to conform to the current year presentation:

                                                                                    Average
                                                                                    Revenue
                             Revenues                  Cars/Units                     Per
                                                                                    Car/Unit
                           -----------------------   -------------------------    ----------------------
                               1999         1998          1999          1998          1999        1998
                           ----------    ---------   ------------    ---------    ----------   ---------
                                (In Millions)              (In Thousands)
Carload                   $     1,908    $   1,960          1,327        1,364    $    1,438   $   1,437
Intermodal                      1,839        1,800          2,338        2,276           787         791
Coal                            1,673        1,679          1,578        1,542         1,060       1,089
Agricultural Commodities          968          917            522          500         1,854       1,834
Automotive                        319          279            183          169         1,743       1,651
                           ----------    ---------   ------------    ---------    ----------   ---------
Total Freight Revenues          6,707        6,635          5,948        5,851    $    1,128   $   1,134
                                   19            8   ============    =========    ==========   =========
Other Revenues             ----------    ---------
Total Operating Revenues  $     6,726    $   6,643
                           ==========    =========

Total revenues for the first nine months of 1999 were $6,726 million or 1 percent higher compared with revenues of $6,643 million for the first nine months of 1998. The increase primarily reflects increases in the agricultural commodities, intermodal and automotive sectors, partially offset by lower carload and coal revenues. Average revenue per car/unit decreased in the first nine months of 1999 to $1,128 from $1,134 in the first nine months of 1998.

Carload revenues of $1,908 million for the first nine months of 1999 were $52 million or 3 percent lower than the first nine months of 1998 due to decreases in the chemicals, minerals and machinery, metals, and perishable sectors, partially offset by increased forest product revenues. The decreases were a result of weaknesses in the chemicals sector due to soft fertilizer markets, a decrease in special train movements of heavy machinery, weaknesses in the metals sector due to increased steel imports, and decreased shipments of perishables. These decreases were partially offset by increased inland shipments of forest products.

Intermodal revenues of $1,839 million for the first nine months of 1999 increased $39 million or 2 percent compared with the first nine months of 1998 reflecting increases in the direct marketing, international and truckload sectors, partially offset by decreases in the IMC sector. Direct marketing revenues benefited from increased units shipped for UPS, less than truckload
(LTL) customers and the United States Postal Service. International revenues were up due to new business established with Sealand, NYK, Maersk and K-Line. Truckload revenues were driven primarily by year over year growth in J.B Hunt, Swift and Triple Crown loadings. These revenue increases were partially offset by decreases in the IMC sector due to UP pricing pressures, an overall softening in the IMC market, and increased over the road capacity.

Coal revenues of $1,673 million for the first nine months of 1999 were $6 million or less than 1 percent lower than the first nine months of 1998 primarily due to lower revenue per car.

Agricultural commodities revenues of $968 million for the first nine months of 1999 were $51 million or 6 percent higher than revenues for the first nine months of 1998 due to the increase in volume of corn and soybeans exports, partially offset by fewer shipments of oils.

Automotive revenues of $319 million for the first nine months of 1999 were $40 million or 14 percent higher than the first nine months of 1998 reflecting growth in both vehicle and parts shipments.

Expenses

Total operating expenses for the first nine months of 1999 were $5,126 million, an increase of $71 million or slightly over 1 percent, over the first nine months of 1998.

Compensation and benefits expenses of $2,069 million were $17 million or 1 percent lower than the first nine months of 1998 primarily caused by lower employment levels due in part to the second quarter reorganization discussed in
Note 2 to the Company's consolidated financial statements.

Purchased services of $704 million for the first nine months of 1999 were $38 million or 6 percent higher than the first nine months of 1998 principally due to increased contract equipment maintenance, ramping, and other costs.

Equipment rents expenses for the first nine months of 1999 of $564 million were $35 million or 6 percent lower than the first nine months of 1998 reflecting lower intermodal equipment expenses due to a reduction in time and mileage, private lease car, and container expenses.

Fuel expenses of $504 million for the first nine months of 1999 were $35 million or 6 percent lower than the first nine months of 1998, due to a 5 cent or 9 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 2 percent volume driven increase in consumption from 857 million to 877 million gallons. The decrease in the average all-in cost per gallon of diesel fuel includes a 4-cent decrease in the average purchase price and a 1-cent per gallon favorable effect from the Company's fuel hedging program.

Materials and other expenses of $624 million for the first nine months of 1999 were $74 million or 13 percent higher than the first nine months of 1998 principally reflecting additional environmental expense accruals of $37 million, as discussed in Note 3 to the Company's consolidated financial statements, and higher personal injury and property and other tax expenses.

As discussed in Note 2 to the Company's consolidated financial statements, reorganization costs of $48 million were incurred during the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating expenses.

Merger severance adjustment of $54 million (credit) was recorded during the second quarter of 1999 to reverse certain liabilities associated with the Company's clerical consolidation plan. These liabilities were related to planned work-force reductions that are no longer anticipated due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation.

Interest expense with external and related parties of $226 million for the first nine months of 1999 was $6 million or 3 percent higher than in the first nine months of 1998, primarily reflecting higher debt levels and higher interest rates in 1999.

Other income (expense), net was unfavorable by $45 million compared to the first nine months of 1998 primarily due to the $67 million pre-tax gain on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. in the first quarter of 1998 and gains of $26 million from the sale of a real estate portfolio during the first nine months of 1998. This was partially offset by the recognition in the third quarter of 1999 of the gain of $50 million (pre-tax) in connection with the sale of rail lines in Southern California in 1992 and 1993.

Other Matters
--------------

Reorganization Costs

As discussed in Note 2 to the Company's consolidated financial statements, reorganization costs of $48 million were incurred during the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of the program announced in May 1999 to reduce operating expenses. The program sought to eliminate approximately 400 salaried and 1,000 scheduled (union) positions through employee severances, normal attrition, and the elimination of contractors. Substantially all of the planned position reductions were made by September 30, 1999. No significant costs have been or are anticipated to be incurred as a result of eliminating the 1,000 scheduled positions. Total savings related to the reorganization are expected to be approximately $40 million in 1999 and to approximate $100 million on an annual basis.

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

The Remediation phase is more than 99 percent complete. Remediation includes converting source code and replacing or upgrading purchased software and hardware. Remediation is complete for ISS technologies and all critical Enterprise technologies. Remediation for all non-critical Enterprise technologies will continue through November 1999.

The Certification Testing phase addresses validating the performance of ISS and Enterprise technologies in a Year 2000 test environment. The Certification Testing phase also includes validating Year 2000 compliance for critical third party suppliers and service providers. This phase, which is ongoing, overlaps with the Remediation phase. Certification testing for ISS technologies began in November 1998, with critical applications receiving priority. Certification testing for existing ISS critical applications was completed in July 1999. Testing for all ISS applications was completed by the end of September 1999. Certification testing of all critical and non-critical Enterprise technologies began in May 1998. Testing for all critical Enterprise technologies is complete. Testing for all non-critical Enterprise technologies is scheduled for completion in November 1999. Certification of new systems and recent enhancements to existing systems, as well as the re-certification of all ISS critical systems is underway and will continue through December 3, 1999, which is the end of the last planned testing cycle.

Beginning in late September 1999, BNSF Railway along with the other three major US railroads underwent a Federal Railroad Association sponsored Year 2000 readiness review, conducted by a firm called CACI. Through this assessment, BNSF Railway received a weighted numeric rating placing the Company in the "very low risk" category.

COSTS

As a result of its merger-related systems integration that was completed in 1997, BNSF Railway achieved substantial Year 2000 compliance on its core mainframe systems. Additionally, spending on Year 2000 activities approximates $13 million to date. The current estimate of the total cost of achieving Year 2000 compliance for the Company's ISS and Enterprise technologies is estimated to be approximately $16 million.

YEAR 2000 RISKS AND CONTINGENCY PLANS

Certain BNSF Railway business processes rely on third parties for the efficient functioning of its transportation network. The Association of American Railroads
(AAR) administers systems that benefit all North American railroads and their customers, including interline settlement, shipment tracing and waybill processing. BNSF Railway and other AAR-member railroads are participating in a process to test and certify these systems for Year 2000 compliance. Pilot testing for these systems is complete. Open carrier testing will continue through November 1999. BNSF Railway has developed contingency plans for critical business processes supported by AAR systems.

Certain BNSF Railway routes and resulting revenues are dependent on the use of trackage rights over other railroads, including Union Pacific Corporation, Montana Rail Link and the Arizona and California Railroad. Other BNSF Railway traffic may originate or terminate on other carriers' lines or may otherwise involve use of a foreign connection en route. Approximately 60 percent of units handled by BNSF Railway run over BNSF Railway facilities only. BNSF Railway's traffic levels and revenues could be significantly reduced and/or its operational network significantly impaired through congestion and other factors if other railroads are not able to accommodate BNSF Railway trains or interchange traffic for any extended period of time due to Year 2000 problems. However, as a result of its work with other railroads to address Year 2000 problems on an industry-wide basis, management believes that the possibility of extended failures on other railroads is not significant. During the third quarter, the Company completed an initial evaluation to determine if any of its larger customers have potential Year 2000 problems that could result in reduced traffic for BNSF. Although the initial evaluation did not uncover any material issues, the Company is in the process of reevaluating its larger customers to provide further assurance of their Year 2000 compliance. This process is scheduled for completion in early December 1999.

It is the opinion of management that Year 2000 problems in BNSF Railway's internal information systems and technology infrastructure will not have a materially adverse effect on the results of operations, liquidity or financial position of the Company. However, there can be no assurance that the systems or equipment of other parties which interact with BNSF Railway's systems will be compliant on a timely basis. BNSF Railway believes that the failure of systems or equipment of one or more of its key third parties or customers is the most reasonably likely worst case Year 2000 scenario, and that an extended failure could have a material adverse effect on the results of operations, liquidity or financial position of the Company. Where appropriate, BNSF Railway has developed contingency plans in the event that BNSF Railway's key third parties do not become Year 2000 compliant on a timely basis, which effort includes the formalization of existing disaster recovery plans.

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

Labor

The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has begun. As before, wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements are not amendable until January 1, 2000, and will remain in effect until new agreements are reached or the Railway Labor Act's procedures are exhausted.

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

To the extent that all other statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, general economic downturns, which may limit demand and pricing; labor matters and stoppages, which may affect the costs and feasibility of certain operations; competition and commodity concentrations, which may affect traffic and pricing levels; and severe weather conditions and natural occurrences such as floods and earthquakes.

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



                           THE BURLINGTON NORTHERN AND
                           SANTA FE RAILWAY COMPANY
                           (Registrant)



                           By: /s/  Dennis R. Johnson
                               ----------------------
                               Dennis R. Johnson
                               Vice President and Controller
                               (On behalf of the Registrant and as principal accounting officer)



Fort Worth, Texas
November 15, 1999

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                                 Exhibit Index


12        Computation of Ratio of Earnings to Fixed Charges

27.1      Financial Data Schedule for the quarter ended September 30, 1999

27.2      Restated Financial Data Schedule for the year ended December 31, 1998