Form 10-K
period 1999-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 2000-03-30
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
       For the transition period from     to      Commission file number 1-6324
                                     ----   ----                         ------

             THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
            (Exact name of registrant as specified in its charter)

                Delaware                              41-6034000
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

             2650 Lou Menk Drive
              Fort Worth, Texas                        76131-2830
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

                                        Title of each class
                                        -------------------
Burlington Northern Inc.                Northern Pacific Railway Company
 (Now The Burlington Northern and       General Lien Railway and Land Grant 3% Bonds, due 2047
   Santa Fe Railway Company)
  Consolidated Mortgage Bonds           Great Northern Railway Company
  9.25%, Series H, due 2006             General Mortgage Bonds
  6.55%, Series K, due 2020             3 1/8%, Series O, due 2000
  3.80%, Series L, due 2020             2 5/8%, Series Q, due 2010
  3.20%, Series M, due 2045
  8.15%, Series N, due 2020
  6.55%, Series O, due 2020
  8.15%, Series P, due 2020             St. Louis-San Francisco Railway Company
                                        Income Debentures, 5%, Series A, due 2006


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

Common Stock, par value $1.00
as of February 29, 2000*                        1,000 shares

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

                               TABLE OF CONTENTS


                                                                                                                       Page
                                                                                                                   ------------
PART I

Items 1 and 2. Business and Properties                                                                                        1

Item 3. Legal Proceedings                                                                                                     9

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                                                10

Item 7. Management's Narrative Analysis of Results of Operations                                                             10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                          16

Item 8. Financial Statements and Supplementary Data                                                                          18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                                 18

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                    19

SIGNATURES                                                                                                                  S-1

REPORT OF INDEPENDENT ACCOUNTANTS                                                                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES                                                                                 F-2

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                                                            F-18

EXHIBIT INDEX                                                                                                               E-1

                                    PART I

Items 1 and 2. Business and Properties

  The Burlington Northern and Santa Fe Railway Company ("BNSF Railway" or "Company"), formerly known as the Burlington Northern Railroad Company ("BNRR"), was incorporated in the State of Delaware on January 13, 1961 and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF"). On September 22, 1995, the stockholders of Burlington Northern Inc. ("BNI") and Santa Fe Pacific Corporation ("SFP") became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: the BNRR and The Atchison, Topeka and Santa Fe Railway Company ("ATSF"), respectively.

  On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway's parent, SFP, merged with and into BNSF Railway.

  BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 1999, BNSF Railway had approximately 41,600 employees.

   On December 18, 1999, BNSF and Canadian National Railway Company ("CN") entered into an agreement to combine their companies ("Combination"). Pursuant to the Amended and Restated Combination Agreement dated as of December 18, 1999 by and among BNSF, CN, North American Railways, Inc. ("North American Railways") and Western Merger Sub, Inc. (The "Combination Agreement"), the combined enterprise will consist of two public companies--North American Railways and CN--to comply with Canadian requirements prohibiting any person and that person's associates from owning more than 15 percent of the voting rights in CN and to ensure that the combination will be tax-efficient for each company's shareholders. Upon completion of the combination, BNSF will be a wholly owned subsidiary of North American Railways. All shareholders will have voting interests in both North American Railways and CN and economic interests in the combined companies. Further, upon completion of the combination each of the boards of directors of North American Railways and CN will be identical and will initially consist of six directors named by BNSF, six directors named by CN, and three directors named jointly. Completion of the combination requires approval of the shareholders of BNSF and CN. The combination is also subject to approval of the United States Surface Transportation Board ("STB"), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court. See the discussion under "Proposed Combination With Canadian National Railway Company" in Item 7, Management's Narrative Analysis of Results of Operations in this Form 10-K or Note 1 to the Consolidated Financial Statements.

  On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of their intent to file a joint application for STB approval of their proposed rail combination on or after March 20, 2000.

  On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review in the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB.

  A special meeting for BNSF shareholders to vote on the proposed Combination has been postponed in light of the STB's March 17, 2000 Decision. The rescheduling of the special meeting will depend on the resolution of some or all of the litigation matters concerning the Combination described above and under
Item 3, Legal Proceedings in this Form 10-K.

Track Configuration

  BNSF Railway operates over a railroad system consisting of, at December 31, 1999, approximately 33,500 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 7,700 route miles of BNSF Railway's system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

  As of December 31, 1999, the total BNSF Railway system including first, second, third and fourth main tracks, yard tracks, and sidings consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,500 miles operated under trackage rights agreements with other parties. At December 31, 1999, approximately 26,300 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,400 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

  BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

                                                                                        At December 31,
                                                                     ----------------------------------------------------
                                                                           1999               1998               1997
                                                                     --------------    ---------------    ---------------
Diesel Locomotives...........................................                 5,095              4,992              4,697
                                                                     ==============     ==============     ==============
Locomotives Under Power Purchase Agreements..................                    99                 99                196
                                                                     ==============     ==============     ==============

Freight Cars:................................................
      Box--general purpose...................................                   913                948              1,042
      Box--specially equipped................................                10,111             10,295             10,533
      Open Hopper............................................                10,287             10,772             10,617
      Covered Hopper.........................................                45,463             44,643             43,145
      Gondola................................................                12,753             12,427             11,845
      Refrigerator...........................................                 6,236              6,476              6,606
      Autorack...............................................                 4,799              3,304              3,588
      Flat...................................................                 6,468              6,289              5,454
      Tank...................................................                   482                489                491
      Caboose................................................                   319                351                389
      Other..................................................                   728                729                732
                                                                         ----------     --------------     --------------
      Total Freight Cars.....................................                98,559             96,723             94,442
                                                                         ==========     ==============     ==============

Domestic Containers..........................................                11,019              9,849             15,513
Trailers.....................................................                 2,213              2,410                721
Domestic Chassis.............................................                 9,406              9,409              5,152
Company Service Cars.........................................                 4,399              4,685              5,196
Commuter Passenger Cars......................................                   141                141                141

  In addition to the chassis, containers, trailers, and freight cars shown above, BNSF Railway had under short-term leases 19,692 chassis, 15,420 containers, 4,764 trailers, and 810 freight cars at December 31, 1999. The average age from date of manufacture of the locomotive fleet at December 31, 1999 was 11.46 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 1999 was 21.66 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

  BNSF Railway capital expenditures for the periods indicated were as follows:

                                                                                    Year Ended December 31,
                                                                     ----------------------------------------------------
                                                                           1999               1998               1997
                                                                     --------------     --------------     --------------
                                                                                         (in millions)
Maintenance of Way..........................................
       Rail.................................................                 $  256             $  238             $  286
       Ties.................................................                    170                220                231
       Surfacing............................................                    130                136                124
       Other................................................                    305                303                317
                                                                             ------             ------             ------
              Total Maintenance of Way......................                    861                897                958
Mechanical..................................................                    240                243                198
Information services........................................                     72                 76                 38
Other.......................................................                    114                104                 83
                                                                             ------             ------             ------
              Total maintenance of business.................                  1,287              1,320              1,277
New locomotives and freight cars............................                    261                340                374
Terminal and line expansion.................................                    233                487                428
Other projects..............................................                      5                  -                103
                                                                             ------             ------             ------
Total capital expenditures..................................                 $1,786             $2,147             $2,182
                                                                             ======             ======             ======

  The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF Railway's planned 2000 cash capital commitments and total capital commitments (including equipment obtained through operating leases) approximate $1.5 billion and $1.7 billion, respectively. Approximately $1.5 billion of the total planned capital commitments will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway's track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars and to acquire new replacement locomotives, with the remaining to be spent on terminal and line expansions and other projects.

  As of December 31, 1999, General Electric Company, the Electro-Motive Division of General Motors Corporation, and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,900 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

  The majority of maintenance of way expenditures for track have been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:


                                            Year Ended December 31,
                                        ---------------------------------
                                           1999         1998       1997
                                        ---------     ---------  --------

Track miles of rail laid (1)                 926        1,029       1,035
Cross ties inserted (thousands) (1)        2,365        2,452       2,941
Track resurfaced (miles) (1)              10,505       12,383      12,430


      (1) Includes both maintenance of way for existing route system and expansion projects.

  BNSF Railway's planned 2000 track maintenance of way program, together with expansion projects, will result in the installation of approximately 725 track miles of rail, the replacement of about 2.5 million ties and the resurfacing of approximately 11,600 miles of track.

Property and Facilities

     BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 38 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 1999 volume are:

        Intermodal Facilities                          Units
        ------------------------------------------     -------
        Hobart Yard (Los Angeles)                      988,000
        Corwith Yard (Chicago)                         732,000
        Willow Springs (Illinios)                      678,000
        Alliance (Texas)                               413,000
        Chicago Hub Center                             405,000
        San Bernardino (California)                    328,000
        Seattle International Gateway (Washington)     247,000


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

     BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                    Daily Average
        Classification Yard                         Cars Processed
        ------------------------------------------  --------------
        Argentine Yard (Kansas)                         2,070
        Galesburg (Illinois)                            1,570
        Pasco (Washington)                              1,420
        Northtown (Minnesota)                           1,290
        Memphis (Tennessee)                             1,270
        Barstow (California)                            1,230


    Certain BNSF Railway properties and other assets are subject to liens securing, as of December 31, 1999, $503 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Note 8 to the Consolidated Financial Statements.

Employees and Labor Relations

     Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile decreased over the same period, as shown in the table below.

                                                                                      Year Ended December 31,
                                                                        -------------------------------------------------
                                                                             1999              1998              1997
                                                                        -------------     -------------     -------------
  Thousand revenue ton-miles divided by average number of employees            11,435            10,576             9,769
  Compensation and benefits expense per thousand revenue ton-miles            $  5.68           $  6.00            $ 6.30

     Approximately 88 percent of BNSF Railway employees are union-represented. They work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has begun. As during the previous round five years ago, wages, health and welfare benefits, work rules, and other issues are being addressed through industry-wide negotiations. These negotiations have traditionally taken place over a number of months and have previously not resulted in any extended work stoppages. The major collective bargaining agreements reached in 1995 and 1996 as a result of industry-wide labor contract negotiations remained in effect on December 31, 1999 and will continue in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

     Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System are approximately triple those in industries covered by Social Security.

     Railroad industry personnel are also covered by the Federal Employers' Liability Act ("FELA") rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state, no-fault workers' compensation plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

Business Mix

     In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a wide range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels.

     Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Cheyenne, Chicago, Corpus Christi, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Fargo/Moorhead, Fort Worth, Fresno/Bakersfield, Galveston, Houston, Kansas City, Lake Charles, Lincoln, Little Rock/Pine Bluff, Los Angeles, Memphis, Mobile, New Orleans, Oklahoma City, Omaha, Phoenix, Portland, Reno/Sparks, Salt Lake City/Ogden, San Antonio, San Diego, the San Francisco Bay area, the San Joaquin Valley area, St. Louis, St. Paul/Minneapolis, Seattle, Spokane, Springfield (Missouri), Tacoma, Tulsa, Waco, Wichita, Vancouver (British Columbia), and Winnipeg (Manitoba). Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Beaumont, Brownsville, Corpus Christi, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington), and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, North Dakota, Montana, and Washington, as well as through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul, and other gateways. BNSF Railway also accesses the Mexican market through the United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico.

     Carload. The carload freight business provided approximately 28 percent of revenues in 1999. Carload 1999 results include revenue from five types of business:

   . Chemicals. The chemicals business is composed of fertilizer, petroleum, plastics and chemical commodities. Chemicals and plastics resins are transported for industrial and agricultural use. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Agricultural minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in Canada, Mexico, and overseas.

   . Forest Products. The primary forest product commodities transported are lumber, plywood, oriented strand board, paper products, pulpmill feedstock, and wood pulp. Based on carloadings and tonnage hauled, BNSF Railway is the largest rail transporter of forest products in the United States. Commodity origins are primarily from the Pacific Northwest, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper, and industrial packaging.

   . Metals. The Metals business serves virtually all of the commodities included in or resulting from the production of steel. Taconite, an iron ore derivative produced in northern Minnesota, scrap steel, and coal coke are BNSF Railway's primary input products, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway also hauls both ferrous and non-ferrous products including recyclable metals. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams, and coiled rod to the construction industry. Various non-ferrous products such as copper, lead, and aluminum are transported for the beverage, automotive, and telecommunications industries.

   . Minerals and Machinery. Mineral commodities include clays, sands, cements, aggregates, sodium compounds, waste and other industrial minerals. Both the oil and the construction industries are served. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, is moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. Machinery includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

   . Consumer Goods (Perishables and Dry Boxcar). Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

     Intermodal. The intermodal freight business provided approximately 28 percent of revenues in 1999 and consists of the hauling of freight, usually in containers or truck trailers, through a combination of different modes of transportation such as rail, truck or water carriers. The intermodal business is highly service-driven, and in many cases truck carriers and railroads work jointly to provide intermodal service.

     Intermodal 1999 results include revenue from four types of business:

   . Direct Marketing. Direct marketing efforts resulted in approximately 35 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

   . International. International business consists primarily of traffic from steamship companies and accounted for approximately 31 percent of intermodal revenues.

   . Intermodal Marketing Companies. Approximately 19 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

   . Truckload. Truckload traffic represented approximately 15 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

     Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States, and the transportation of coal contributed about 24 percent to 1999 revenues. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 1999. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

     BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portions of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Also, deregulation in the electric utility industry is expected to cause utilities to seek lower cost fuel sources and boost demand for Powder River Basin coal.

     Other coal shipments originate principally in Colorado, Illinois, New Mexico, and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

     Agricultural Commodities. The transportation of agricultural commodities provided approximately 15 percent of 1999 revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, barley, oats and rye, feeds, flour and mill products, milo, oils, specialty grains, and malt. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, and Texas Gulf regions, and in Mexico.

     Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about five percent of 1999 revenues.

     Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Certain amounts have been reclassified to reflect changes in the business groups for years prior to 1999 and to conform to current year presentation.


                                                                           Year Ended December 31,
                                                              ----------------------------------------------
                                                                   1999             1998             1997
                                                              ------------     ------------     ------------
Revenue ton-miles (millions)                                       487,756          469,045          424,588
Freight revenue per thousand revenue ton-miles                    $  18.60         $  19.03         $  19.71
Average haul per ton (miles)                                           983              970              935

  Revenues
                                                                           Year Ended December 31,
                                                              ----------------------------------------------
                                                                   1999             1998             1997
                                                              ------------     ------------     ------------
                                                                               (in millions)

Carload                                                             $2,553           $2,588           $2,482
Intermodal                                                           2,518            2,437            2,243
Coal                                                                 2,227            2,239            1,972
Agricultural Commodities                                             1,329            1,271            1,248
Automotive                                                             443              390              422
                                                              ------------     ------------     ------------
Total Freight Revenue                                                9,070            8,925            8,367
Other Revenue                                                           24               11               (1)
                                                              ------------     ------------     ------------
Total Revenues                                                      $9,094           $8,936           $8,366
                                                              ============     ============     ============
  Cars/Units

                                                                          Year Ended December 31,
                                                              ----------------------------------------------
                                                                   1999             1998             1997
                                                              ------------     ------------     ------------
                                                                               (in thousands)

Carload                                                              1,773            1,801            1,739
Intermodal                                                           3,203            3,086            2,811
Coal                                                                 2,123            2,078            1,862
Agricultural Commodities                                               715              689              669
Automotive                                                             250              230              264
                                                              ------------     ------------     ------------
Total Cars/Units                                                     8,064            7,884            7,345
                                                              ============     ============     ============

  Average Revenue Per Car/Unit

                                                                          Year Ended December 31,
                                                              ----------------------------------------------
                                                                   1999             1998             1997
                                                              ------------     ------------     ------------
Carload                                                             $1,440           $1,437           $1,427
Intermodal                                                             786              790              798
Coal                                                                 1,049            1,077            1,059
Agricultural Commodities                                             1,859            1,845            1,865
Automotive                                                           1,772            1,696            1,598
                                                              ------------     ------------     ------------
Average Revenue Per Car/Unit                                        $1,125           $1,132           $1,139
                                                              ============     ============     ============

Government Regulation and Legislation

  Rail operations are subject to the regulatory jurisdiction of the STB of the United States Department of Transportation ("DOT"), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration ("OSHA"), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission ("ICC"), has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation or merger with, or acquisition of control of, rail common carriers. The STB has announced that it will soon begin a rulemaking relating to standards to be used in evaluating applications for authority to engage in certain railroad mergers, consolidations, and changes in control that are deemed "major transactions" under STB regulations. Such new standards may affect the ability of rail carriers and parent companies, such as BNSF, to obtain approval of merger, consolidation, or control applications before the STB.

  DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise pre-empted by federal law.

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

  Many of BNSF Railway's land holdings are and have been used for industrial or transportation related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, reference is made to Note 11 to the Consolidated Financial Statements.

Competition

  The business environment in which BNSF Railway operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

  As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway's primary rail competitor in the western region of the United States is Union Pacific Railroad Company ("UP").

Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway. Coal, one of BNSF Railway's primary commodities, continues to be subject to various types of competitive pressures.

  In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former Southern Pacific Transportation Company ("SP") rail line between Houston and New Orleans which are separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on connecting former SP branch lines. The two railroads set up a joint regional dispatching center at Spring, Texas in March 1998 for much of their Gulf Coast train operations to better coordinate train flows in and through Houston. In February 1999, BNSF Railway and UP agreed to coordinate dispatching operations covering Southern California, the Kansas City area, and the Powder River Basin of Wyoming.

  The STB approved the carve-up of Consolidated Rail Corporation ("Conrail") between CSX Corporation and Norfolk Southern Corporation which was implemented in 1999. CSX and Norfolk Southern operate the two largest rail systems in the eastern United States. Also, in 1999, CN acquired Illinois Central Corporation ("IC"). CN is Canada's largest railroad and reaches the U.S. cities of Detroit, Buffalo, Duluth, and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa to Council Bluffs and Sioux City. See the discussion in Item 3, Legal Proceedings, regarding the litigation resulting from the March 17, 2000 STB Decision to impose a 15-month moratorium suspending activities relating to major transactions pending development of new rules by the STB for evaluating railroad merger and control proceedings.

Item 3. Legal Proceedings

  Set forth below is a description of certain legal proceedings involving BNSF and its subsidiaries.

BNSF/CN Combination

  On December 20, 1999, BNSF and BNSF Railway, together with the Canadian National Railway Company, Grand Trunk Western Railroad Incorporated, and Illinois Central Railroad Company (collectively, "CN") filed their notice of intent to file a railroad control application with the STB. The BNSF/CN common control proceeding was docketed as Finance Docket No. 33842.

  Subsequently, on January 24, 2000, the STB initiated a proceeding to solicit "Public Views on Major Rail Consolidations" and issued a notice of public hearing and request for comments. See Public Views on Major Rail Consolidations, STB Ex Parte No. 582, (STB served January 24, 2000) (hereinafter "January 24, 2000 Decision"). In the January 24, 2000 Decision, the STB stated that the public hearing was "prompted in part by the initiation of, but will be conducted separate and apart from, the `BNSF/CN' control proceeding in STB
Finance Docket No. 33842. . . .  We are aware that, in the wake of the filing of the BNSF/CN notice of intent, there has been a great deal of speculation that the strategic responses of the remaining North American rail carriers to the proposed BNSF/CN transaction will lead to a new round of major railroad consolidations. . . ."  January 24, 2000 Decision, slip op. at 2.  The STB noted
that "there appears to be strong sentiment for a public review at this time of what the evolving structure of the North American railroad industry is and should be."

  In Ex Parte No. 582, the STB conducted four days of hearings ending March 10, 2000, in which more than 130 witnesses testified orally (and others supplied written comments). Following the hearing, in a decision served March 17, 2000, the STB entered an order directing "Class I railroads [including BNSF and CN]
 ... to suspend activity relating to any railroad transaction that would be categorized as a major transaction under 49 CFR 1180.2, pending development of new rules by the Board" for evaluating railroad merger and control proposals. Public Views on Major Rail Consolidations, STB Ex Parte No. 582, (STB served March 17, 2000) ( "March 17, 2000 Decision"), slip op. at 11. The STB further declared that "[n]o filings relating to such a transaction will be accepted for 15 months," and also suspended the BNSF/CN notice of intent to file.

  On the same day that the STB's March 17, 2000 Decision was served, BNSF, CN, and the Western Coal Traffic League filed petitions for review challenging the decision in the United States Court of Appeals for the District of Columbia Circuit. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company v. Surface Transportation Board and United States of America, No. 00-1120. CSX Corporation and CSX Transportation, Canadian Pacific Railway Company, Norfolk Southern

Corporation, and Norfolk Southern Railway Company have intervened in the D.C. Circuit Court of Appeals cases brought by BNSF, CN, and the Western Coal Traffic League.

  On March 20, 2000, BNSF filed a petition with the STB for a stay pending judicial review of the STB's Decision. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review in the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB.

Environmental Proceeding

  On December 18, 1995, the State of Illinois filed a Complaint captioned People of the State of Illinois v. Burlington Northern Railroad Company, Beazer East, Inc. and Koppers Industries, Inc. (PCB No. 96-132) before the Illinois Pollution Control Board against BNSF Railway, Beazer East, Inc. and Koppers Industries, Inc. alleging violations of the Illinois Environmental Protection Act with respect to a facility in Galesburg, Illinois. This facility is not operated by BNSF Railway. BNSF Railway and Beazer East, Inc. and the State of Illinois have agreed to settle this matter, with BNSF Railway agreeing to pay $131,000.
This matter is now considered terminated.

BNI/SFP Merger-Related Litigation

  Numerous complaints were filed in the Court of Chancery of the State of Delaware arising out of the Agreement and Plan of Merger dated June 29, 1994, as amended, between BNI and SFP alleging the breach of fiduciary duties by SFP's directors and various other claims. On October 14, 1994, the Chancery Court entered an order consolidating 11 purported stockholder class action suits under the heading In Re Santa Fe Pacific Corporation Shareholder Litigation, C.A. No. 13587. See description in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. On May 12, 1999, upon a stipulation of the parties, the Delaware Chancery Court dismissed the lawsuit without prejudice and with the parties to bear their own respective costs. This matter is now considered terminated.

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

  Reference is made to Note 4 to the Consolidated Financial Statements for information concerning certain pending administrative appeals with the Internal Revenue Service.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

  All of BNSF Railway's common stock is owned by BNSF and therefore is not traded on any market.

Item 7.  Management's Narrative Analysis of Results of Operations

  Management's narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly owned subsidiary of BNSF. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and notes (beginning on page F-2).

Revenue Table

The following table presents BNSF Railway's revenue information by commodity for the years ended December 31, 1999 and 1998 and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                                                   Average Revenue
                                       Revenues                      Cars/Units                     Per Car/Unit
                            -----------------------------  -------------------------------   -----------------------------
                                 1999             1998         1999               1998            1999             1998
                            ------------     ------------  ------------     --------------   ------------     ------------
                                     (In Millions)                 (In Thousands)

Carload                           $2,553           $2,588         1,773              1,801         $1,440           $1,437
Intermodal                         2,518            2,437         3,203              3,086            786              790
Coal                               2,227            2,239         2,123              2,078          1,049            1,077
Agricultural Commodities           1,329            1,271           715                689          1,859            1,845
Automotive                           443              390           250                230          1,772            1,696
                            ------------     ------------  ------------     --------------   ------------     ------------
Total Freight Revenues             9,070            8,925         8,064              7,884         $1,125           $1,132
                                                           ============     ==============   ============     ============

Other Revenues                        24               11
                            ------------     ------------
Total Revenues                    $9,094           $8,936
                            ============     ============

Results of operations

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     BNSF Railway recorded net income for 1999 of $1,229 million compared with 1998 net income of $1,206 million. The $23 million increase is primarily due to increased operating revenues in 1999 due to volume gains in most sectors partially offset by a 1998 gain of $67 million on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P., along with 1998 gains on real estate portfolio sales and increased 1999 environmental expenses.

Revenues

     Total revenues for 1999 were $9,094 million or 2 percent higher compared with revenues of $8,936 million for 1998. The $158 million increase primarily reflects increases in the intermodal, agricultural commodities and automotive sectors, partially offset by lower carload and coal revenues. Average revenue per car/unit decreased slightly in 1999 to $1,125 from $1,132 in 1998. During 1999, BNSF Railway's share of the Western United States rail traffic market, based on reporting to the Association of American Railroads (AAR), decreased 0.8 points to 43.5 percent. This decrease in market share was primarily due to Union Pacific Corporation (UP) regaining market share as a result of its recovery from operating difficulties experienced in the prior year.

  Carload revenues, which include revenues from the chemicals, forest products, metals, minerals and machinery, perishable and dry boxcar sectors, of $2,553 million for 1999 were $35 million or 1 percent lower than 1998 due to decreases in the chemicals, minerals and machinery, and metals sectors, partially offset by increased forest product revenues. The decreases were a result of weaknesses in the chemicals sector due to soft fertilizer markets, weaknesses in the metals sector due to increased steel imports, and a decrease in dedicated train movements of heavy machinery. These decreases were partially offset by increased inland shipments of forest products.

  Intermodal revenues of $2,518 million improved $81 million or 3 percent compared with 1998 reflecting increases in the direct marketing, international and truckload sectors, partially offset by decreases in the intermodal marketing companies (IMC) sector. Direct marketing revenues benefited from year over year growth of units shipped for UPS and Roadway. International revenues were up due to market share gains and new business with Sealand, NYK, Maersk and K-Line. Truckload revenues were driven primarily by year over year growth in J.B. Hunt, Swift and Triple Crown loadings. These revenue increases were partially offset by decreases in the IMC sector due to UP pricing pressures, an overall softening in the IMC market, and increased trucking capacity.

  Coal revenues of $2,227 million for 1999 decreased $12 million or less than 1 percent, as a result of a decrease in average revenue per car due to a decline in coal shipping rates on contracts renewed beginning in late 1998 at the lower 1998 and 1999 market based rates. Operating difficulties early in the year at the Powder River Basin mines and a decrease in the demand for coal due to milder weather for most of the year also contributed to the year over year decrease.

  Agricultural commodities revenues of $1,329 million for 1999 were $58 million or 5 percent higher than 1998 due primarily to increased demand for soybean exports and corn from the Midwest that moved to the Pacific Northwest for export. The increase in soybean revenue was fueled by favorable pricing and an increased supply of soybeans that was sufficient to meet the higher demand. Increases in volume were slightly offset by lower wheat revenue per car and fewer soybean oil shipments in 1999 compared to 1998.

  Automotive revenues of $443 million for 1999 were $53 million or 14 percent higher than 1998 reflecting growth in vehicle shipments due to both a record year of new vehicle production coupled with an increase in revenue per unit as a result of a favorable change in the mix of vehicles transported.

Expenses

  Total operating expenses for 1999 were $6,892 million, an increase of $111 million or 2 percent, compared with operating expenses for 1998 of $6,781 million.

  Compensation and benefits expenses of $2,770 million were $41 million or 1 percent lower than 1998 primarily due to lower employment levels due in part to the second quarter 1999 reorganization, as discussed in Note 9 of the Consolidated Financial Statements, partially offset by increased wage rates.

  Purchased services of $946 million for 1999 were $52 million or 6 percent higher than 1998 due primarily to increased contract equipment maintenance costs as well as ramping and other transportation service contracts.

  Equipment rents expenses of $752 million were $52 million or 6 percent lower than 1998 as a result of lower intermodal equipment costs due to a reduction in time and mileage, and trailer and container expenses. Lower agricultural leased car expense due to improved cycle times also contributed to the decrease.

  Fuel expenses of $700 million for 1999 were $21 million or 3 percent lower than 1998, as a result of a 3 cent or 6 percent decrease in the average all-in cost per gallon of diesel fuel, partially offset by a 3 percent volume driven increase in consumption from 1,155 million gallons to 1,187 million gallons. The average all-in cost per gallon of diesel fuel decreased year over year due to current year fuel hedge losses of 1 cent per gallon compared to 7 cents per gallon in the prior year, which were partially offset by a 3 cent increase in the average purchase price.

  Materials and other expenses of $834 million for 1999 were $114 million or 16 percent higher than 1998 principally reflecting higher environmental, personal injury and property and other tax expenses.

  As discussed in Note 9 of the Consolidated Financial Statements, reorganization costs of $48 million were incurred during the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees that were part of a reorganization program announced in May 1999 to reduce operating expenses. In addition, the Company also reversed during the second quarter certain merger severance liabilities of $54 million associated with the Company's clerical consolidation plan. These liabilities related to planned work-force reductions which were no longer needed due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation.

  Interest expense with external parties increased $6 million to $184 million principally reflecting higher debt levels in 1999 compared to 1998.

  Interest expense with related parties decreased $8 million to $107 million principally reflecting a lower net intercompany notes payable balance of $1,583 million at December 31, 1999 compared with $2,288 million at December 31, 1998. The decrease in net intercompany notes payable was due to 1999 payments of $225 million and the issuance of a $635 million receivable to BNSF in the third quarter of 1999, partially offset by additional BNSF Railway borrowings of $155 million during the year.

  Other income (expense), net was unfavorable by $38 million compared to 1998 primarily due to the $67 million gain on the sale of substantially all of the Company's interest in Santa Fe Pacific Pipeline Partners, L.P. in 1998 and gains of $26 million from the sale of a real estate portfolio in 1998. This was partially offset by the recognition in 1999 of a $50 million deferred gain in connection with the sale of rail lines in Southern California in 1992 and 1993.

Other Matters

Proposed Combination With Canadian National Railway Company

  On December 18, 1999, BNSF and CN entered into a Combination Agreement, as amended, providing for the combination of the two companies (the Combination). To comply with Canadian legal requirements that, among other things, prohibit any person and that person's associates from holding more than 15 percent of the voting rights in CN, while ensuring that the combination will be tax-efficient for each company's shareholders, the combined enterprise will consist of two public companies: North American Railways and CN. Upon completion of the combination, North American Railways will be the parent company of BNSF and will own all of the limited voting equity shares of CN. All shareholders will have voting interests in both North American Railways and CN and economic interests in the combined companies.

  In the Combination, BNSF shareholders will receive one share of North American Railways common stock and one CN voting share for each BNSF share. Additionally, CN shareholders will receive, for each CN common share, 1.05 CN voting shares and either 1.05 shares of North American Railways common stock or 1.05 CN exchangeable shares. The CN exchangeable shares will be exchangeable at any time on a one-for-one basis for shares of North American Railways common stock. CN shareholders who elect to receive the CN exchangeable shares will also receive the right to vote on matters submitted to North American Railways shareholders in proportion to their economic interest in the combined companies. Dividends paid on the North American Railways common stock and the CN exchangeable shares will be equivalent. Any shares of BNSF common stock owned by BNSF or any of its subsidiaries as treasury stock will be automatically canceled and cease to exist.

  Each share of North American Railways common stock will be "stapled" to a CN voting share and will trade as a single security. Similarly, each CN exchangeable share will be "stapled" to a CN voting share and will trade as a single security. In addition, CN will issue to North American Railways limited voting equity shares carrying 10.1 percent of the voting rights in CN and 100 percent of CN's equity. The result of these arrangements will be that, at all times, each company will have the same public shareholder base with each public shareholder effectively having the same economic benefits and voting rights on a per security basis.

  Upon consummation, the Combination will be accounted for by North American Railways pursuant to the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Under this method, North American Railways will prepare its financial statements reflecting the assets and liabilities of BNSF at their historical cost basis and the fair value of North American Railways' common stock issued or issuable to the CN shareholders will be allocated to the assets and liabilities of CN based on fair value. CN's results of operations will be included with North American Railways from the date the transaction is consummated. Based on the current agreement, the fair value of North American Railways' common stock will be based on a $25.63 per share fair value of BNSF common stock which was determined using the average of the closing daily BNSF common stock prices as reported by The Wall Street Journal for the two days preceding, the day of, and the two days following the December 20, 1999 announcement of the Combination.

  Under the Combination Agreement, as amended, BNSF is required to pay a cash termination fee of $450 million to CN if the Combination is terminated as a result of any of the following: i) another party has made a proposal for an alternative transaction and the Company's shareholders do not approve the Combination; ii) CN elects to terminate the Combination because BNSF's Board of Directors changed its previously favorable recommendation of the Combination to its shareholders or iii) BNSF breaches certain obligations not to solicit or respond to alternative transaction proposals. CN is obligated to pay a cash termination fee of $200 million to BNSF if the Combination is terminated as a result of actions similar to those above that are caused by CN.

  Pursuant to the Combination Agreement, as amended, CN and BNSF entered into reciprocal stock option agreements. Each company's option is exercisable by the other company under the same circumstances in which that party is entitled to receive the $450 million or $200 million termination fee, as applicable, referred to above. The option agreement allows BNSF and CN to purchase, in the case of BNSF, approximately 29 million CN common shares and, in the case of CN, approximately 65 million shares of BNSF common stock. The number of shares subject to the stock options will be adjusted in each case so that the number of shares issued will always be equal to, but not exceed, 12.5 percent of the outstanding common shares of the option issuer after giving effect to the issuance of shares under the option. The exercise price of the option is, in each case, the average of the closing price of the option issuer's common stock on the New York Stock Exchange on the five trading days preceding the date of notice of exercise multiplied by the number of shares to be issued.

  Additionally, BNSF is required to pay a cash termination fee of $300 million to CN if BNSF terminates the Combination because of conditions imposed by the STB that BNSF believes would significantly and adversely affect the benefits of the Combination, and CN is willing to complete the Combination despite these conditions. CN is obligated to pay a cash termination fee of $150 million to BNSF if it terminates the Combination as a result of STB conditions and BNSF is willing to complete the Combination.

  The Combination is subject to, among other things, approval by the shareholders of both companies, as well as approvals by the Quebec Superior Court and the United States STB. North American Railways, by its charter, will conform to the provisions of the CN Commercialization Act and Canadian corporate law on the composition of boards of directors. Like CN, North American Railways shareholders will be subject to an ownership limit whereby no single shareholder can own more than 15 percent of North American Railways' voting shares.

  On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of their intent to file a joint application for STB approval of their proposed rail combination on or after March 20, 2000.

  On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review in the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB.

  A special meeting for BNSF shareholders to vote on the proposed combination has been postponed in light of the STB's March 17, 2000 Decision. The rescheduling of the special meeting will depend on the resolution of some or all of the litigation matters concerning the combination described above and under
Item 3, Legal Proceedings in this Form 10-K.

YEAR 2000
BACKGROUND

  The Company established a committee of managers and employees, chaired by the Company's Chief Information Officer, to evaluate and manage the costs and risks associated with becoming Year 2000 compliant. Because many existing computer programs and microprocessors recognize only the last two digits of years (and not the century designation), they had the possibility of being unable to accurately recognize and process dates beyond December 31, 1999, and consequently fail. The Company began assessing Year 2000 issues in September 1995 and devoted considerable efforts and energies to the inventory and assessment of its systems, systems remediation, certification testing, and contingency planning during 1998 and 1999. By the fourth quarter of 1999, the certification phases had been completed, and the Company earned a rating in the "very low risk" category from the Federal Railroad Administration sponsored Year 2000 readiness review of BNSF Railway performed by CACI International Inc. Accordingly, the Company had a high degree of confidence in the readiness of its own systems and applications.

  The Company continued its vigilance with respect to Year 2000 issues during the December 31, 1999 - January 1, 2000 date change, and the rollover to the Year 2000 was completed as planned. During the Year 2000 rollover, train operations intentionally ceased for a short period of time to allow for testing of signal and other safety systems. Additionally, the Company performed testing of all other computer systems and applications. The testing and subsequent normal use of the systems and applications to date has uncovered no significant matters affecting the Company's safety, train operations, or financial performance.

COSTS

  As a result of its merger-related systems integration completed in 1997, BNSF Railway achieved substantial Year 2000 compliance on its core mainframe systems. Additionally, spending on Year 2000 activities approximated $16 million through December 31, 1999, which is consistent with the estimate of total costs of achieving Year 2000 compliance for the Company. No significant additional spending is anticipated.

YEAR 2000 RISKS AND CONTINGENCY PLANS

  To date, Year 2000 has not had a materially adverse effect on the Company's results of operations, liquidity or financial position. Additionally, management believes the risk of any significant Year 2000 problems related to BNSF Railway's internal information systems and technology infrastructure that could have a materially adverse effect on the Company is unlikely. Further, BNSF Railway is not aware of any significant Year 2000 problems with respect to its suppliers, key transportation partners or customers which would adversely affect the operations, liquidity or financial position of the Company. However, there can be no assurance that all potential internal or external problems related to Year 2000 have been identified. Where appropriate, BNSF Railway has developed disaster recovery and contingency plans should currently unidentified Year 2000 problems arise.

FORWARD LOOKING INFORMATION

  The discussion concerning the proposed Combination with CN in this Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The use of words such as "expect," "believe," "anticipate," and other similar expressions, as they relate to the Company, the Company's management, or the proposed Combination, identify forward-looking statements. Such statements regarding efficiencies, cost savings, revenue and service enhancements, market share potential, as well as statements related to the Combination reflect the current views of the Company with respect to future events and are based on information currently available. Should one or more of the risk factors discussed below materialize, or should underlying assumptions or estimates prove incorrect, then actual results may differ materially from those described herein.

  The Year 2000 discussion above contains forward-looking statements, including those concerning the Company's cost estimates and assessments of BNSF Railway's and third parties' ultimate Year 2000 impact. Specific risk factors related to these forward-looking statements include, but are not limited to, the following: emergence of unforeseen software or hardware problems, including where applications interact with each other in ways not yet discovered, which could delay or hinder commercial transactions or other operations; the emergence, in whole or in part, of unforeseen issues concerning other railroads or AAR-supported systems thought to not be experiencing Year 2000 problems; business interruption due to delays in obtaining supplies, parts, or equipment from key vendors or suppliers not yet discovered to be affected by Year 2000 problems. Accordingly, these risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements.

  To the extent that all other statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, and labor difficulties including strikes; legal and regulatory factors: change in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  In the ordinary course of business, BNSF Railway utilizes various financial instruments, which inherently have some degree of market risk. The quantitative information presented below and the additional qualitative information presented in Notes 8 and 10 of the Consolidated Financial Statements describe significant aspects of BNSF Railway's financial instrument programs which have a material market risk.

INTEREST RATE SENSITIVITY

  The table below provide information about BNSF Railway's financial instruments that are sensitive to changes in interest rates, including debt obligations as of December 31, 1999 and 1998. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates.

LONG-TERM DEBT



                                                                December 31, 1999
                              ------------------------------------------------------------------------------------
                                                        Maturity Date
                              --------------------------------------------------------------                Fair
                                 2000      2001      2002      2003      2004     Thereafter     Total      Value
                              ---------  --------  --------  -------   --------  ------------   --------  --------
Fixed Rate Debt (in millions)   $ 158     $ 233     $ 285     $ 141     $ 241         $1,692     $2,750     $2,766
Average Interest Rate             6.5%      7.7%      7.1%      7.2%      7.7%           7.4%       7.4%         -


                                                                December 31, 1998
                              ------------------------------------------------------------------------------------
                                                        Maturity Date
                              --------------------------------------------------------------                Fair
                                 1999      2000      2001      2002      2003     Thereafter     Total      Value
                              ---------  --------  --------  -------   --------  ------------   --------  --------

Fixed Rate Debt (in millions)   $ 268     $ 146     $ 222     $ 248     $ 130         $1,754     $2,768     $2,918
Average Interest Rate             7.4%      6.5%      7.8%      7.1%      7.2%           7.5%       7.4%         -

  During 1999, BNSF Railway entered into equipment obligations totaling $212 million payable from 2000 to 2016 with interest rates ranging from 5.4 percent to 7.0 percent and $60 million of capital lease obligations payable from 2000 to 2016. The capital lease and $137 million of equipment obligations relate to financing transactions involving German investors. In order to comply with the terms of the capital lease and the associated foreign regulations, BNSF Railway simultaneously deposited $60 million with a German bank and pledged this amount as an irrevocable security deposit to be used to pay the capital lease obligations. The capital lease obligation is classified as Long-Term Debt and the security deposit is classified as an Other Asset in the consolidated balance sheet.

  As described below, excluded from the 1999 and 1998 tables is $1,583 million and $2,288 million, respectively, of net intercompany notes payable to BNSF.

  At December 31, 1999 and 1998, $1,734 million and $1,579 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of
6.9 percent. The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 1999, BNSF Railway made payments of $225 million on its intercompany notes payable and incurred additional borrowings of $155 million. The proceeds were primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in 2000.

  At December 31, 1999 and 1998, BNSF Railway had $765 million and $130 million, respectively, of intercompany notes receivable with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $635 million increase in intercompany notes receivable is due to the issuance of a note to BNSF at the end of the third quarter of 1999 that is due on demand with interest collected semi-annually. In the consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

COMMODITY PRICE SENSITIVITY

  Fuel expense historically approximates 10 percent of total operating expenses. Due to the significance of diesel fuel expense to the operations of the railroad and the historical volatility of fuel prices, BNSF Railway has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect BNSF Railway's operating margins and overall profitability from adverse fuel price changes. However, to the extent BNSF Railway hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of these hedging instruments are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used.

  Swap transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil and require BNSF Railway to purchase a defined quantity at a defined price. Swap transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

  The tables below provide information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in commodity prices. The tables present notional amounts in gallons and the weighted average contract price by contractual maturity date. The prices included in the tables do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                                     December 31, 1999
                                      -----------------------------------------------------------------------------
                                                         Maturity Date
                                      -------------------------------------------------                     Fair
                                                 2000             2001             2002       Total       Value (1)
                                      ---------------    -------------    -------------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                         491              277              101          869            $37
    Weighted average price per                  $0.50            $0.49            $0.50        $0.50              -
    gallon
                                                                        December 31, 1998
                                      -----------------------------------------------------------------------------------
                                                           Maturity Date
                                      ------------------------------------------------------                      Fair
                                             1999           2000          2001          2002       Total        Value (1)
                                      -----------    -----------    ----------     ---------    ----------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                     907            491           277           101         1,776          $(174)
    Weighted average price per              $0.48          $0.50         $0.49         $0.50        $ 0.49              -
    gallon

(1) Represents unrecognized gains (losses) (in millions) based on the price of Gulf Coast #2 heating oil.

  Additionally, at December 31, 1999 and 1998, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway's overall financial position and therefore represented no significant market exposure.


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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1.  Consolidated Financial Statements

    Report of PricewaterhouseCoopers LLP                                                                     F-1

    Consolidated Statement of Income for the three years ended December 31, 1999                             F-2

    Consolidated Balance Sheet at December 31, 1999 and 1998                                                 F-3

    Consolidated Statement of Cash Flows for the three years ended December 31, 1999                         F-4

    Consolidated Statement of Changes in Stockholder's Equity for the three years ended December 31, 1999    F-5

    Notes to Consolidated Financial Statements                                                               F-6

2.  Consolidated Financial Statement Schedules for the three years ended December 31, 1999

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

(b)   Reports on Form 8-K
        None.


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

                                THE BURLINGTON NORTHERN AND
                                       SANTA FE RAILWAY COMPANY


                                      /s/ Robert D. Krebs
                                      ---------------------------------
                                      Robert D. Krebs
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer) and Director

Dated:  March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the date indicated.

/s/  Robert D. Krebs
-----------------------------      Chairman and Chief Executive Officer
  Robert D. Krebs                  (Principal Executive Officer) and Director

/s/  Thomas N. Hund                Senior Vice President and Chief
-----------------------------      Financial Officer
  Thomas N. Hund                   (Principal Financial Officer) and Director

/s/  Dennis R. Johnson
-----------------------------      Vice President and Controller
  Dennis R. Johnson                (Principal Accounting Officer)

/s/  Matthew K. Rose
------------------------------     Director
  Matthew K. Rose

/s/  Jeffrey R. Moreland
------------------------------     Director
  Jeffrey R. Moreland



Dated: March 30, 2000

                       Report of Independent Accountants

To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. of this Form 10-K present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Worth, Texas
February 4, 2000,
except as to the last three paragraphs of Note 1
which is as of March 29, 2000.

CONSOLIDATED STATEMENT OF INCOME

The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

Year ended December 31,                                   1999                1998                1997
-------------------------------------                  -------------        -------------       -------------
Revenues                                                      $9,094               $8,936              $8,366
                                                        ------------         ------------        ------------
Operating expenses:
 Compensation and benefits                                     2,770                2,811               2,673
 Purchased services                                              946                  894                 823
 Depreciation and amortization                                   896                  831                 772
 Equipment rents                                                 752                  804                 820
 Fuel                                                            700                  721                 747
 Materials and other                                             834                  720                 675
 Reorganization costs                                             48                    -                   -
 Merger related severance                                        (54)                   -                  90
                                                        ------------         ------------        ------------
   Total operating expenses                                    6,892                6,781               6,600
                                                        ------------         ------------        ------------
Operating income                                               2,202                2,155               1,766
Interest expense                                                 184                  178                 185
Interest expense, related parties                                107                  115                  96
Other income (expense), net                                       39                   77                   5
                                                        ------------         ------------        ------------
Income before income taxes                                     1,950                1,939               1,490
Income tax expense                                               721                  733                 561
                                                        ------------         ------------        ------------
Net income                                                    $1,229               $1,206              $  929
                                                        ============         ============        ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

December 31,                                                                                    1999                1998
----------------------------------------------------------------------------------        --------------      --------------
ASSETS

Current assets:
 Cash and cash equivalents                                                                       $    79             $    95
 Accounts receivable, net                                                                            394                 592
 Materials and supplies                                                                              255                 244
 Current portion of deferred income taxes                                                            326                 335
 Other current assets                                                                                 63                  33
                                                                                          --------------      --------------
   Total current assets                                                                            1,117               1,299

Property and equipment, net                                                                       21,622              20,604
Other assets                                                                                         898                 764
                                                                                          --------------      --------------
     Total assets                                                                                $23,637             $22,667
                                                                                          ==============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable and other current liabilities                                                  $ 2,052             $ 1,863
 Long-term debt due within one year                                                                  158                 268
                                                                                          --------------      --------------
   Total current liabilities                                                                       2,210               2,131

Long-term debt                                                                                     2,592               2,500
Intercompany notes payable, net                                                                    1,583               2,288
Deferred income taxes                                                                              6,063               5,634
Casualty and environmental liabilities                                                               423                 389
Employee merger and separation costs                                                                 302                 409
Other liabilities                                                                                  1,005               1,088
                                                                                          --------------      --------------
   Total liabilities                                                                              14,178              14,439
                                                                                          --------------      --------------

Commitments and contingencies (see Notes 1, 8, 10 and 11)

Stockholder's equity:
 Common stock, $1 par value, (1,000 shares authorized, issued
   and outstanding) and paid-in capital                                                            4,706               4,706
 Retained earnings                                                                                 4,760               3,530
 Accumulated other comprehensive deficit                                                              (7)                 (8)
                                                                                          --------------      --------------
   Total stockholder's equity                                                                      9,459               8,228
                                                                                          --------------      --------------
     Total liabilities and stockholder's equity                                                  $23,637             $22,667
                                                                                          ==============      ==============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

Year ended December 31,                                                         1999                1998                1997
--------------------------------------------------------------------     ---------------      --------------      --------------

OPERATING ACTIVITIES
 Net income                                                                      $ 1,229             $ 1,206             $   929
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                     896                 831                 772
   Deferred income taxes                                                             438                 461                 451
   Employee merger and separation costs paid                                         (93)                (77)               (116)
   Other, net                                                                       (128)               (218)                 (3)
 Changes in current assets and liabilities:
   Accounts receivable                                                               198                (318)                (85)
   Materials and supplies                                                            (11)                (39)                 17
   Other current assets                                                              (30)                 20                   6
   Accounts payable and other current liabilities                                    203                 241                 (91)
                                                                         ---------------      --------------      --------------
     Net cash provided by operating activities                                     2,702               2,107               1,880
                                                                         ---------------      --------------      --------------

INVESTING ACTIVITIES
 Capital expenditures                                                             (1,786)             (2,147)             (2,182)
 Other, net                                                                         (152)               (271)               (146)
                                                                         ---------------      --------------      --------------
   Net cash used for investing activities                                         (1,938)             (2,418)             (2,328)
                                                                         ---------------      --------------      --------------

FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt                                            279                 294                 327
 Payments on long-term debt                                                         (293)               (112)               (177)
 Net increase (decrease) in intercompany notes payable                              (705)                225                 277
 Other, net                                                                          (61)                 (1)                  1
                                                                         ---------------      --------------      --------------
   Net cash provided by (used in) financing activities                              (780)                406                 428
                                                                         ---------------      --------------      --------------

Increase (decrease) in cash and cash equivalents                                     (16)                 95                 (20)
Cash and cash equivalents:
 Beginning of year                                                                    95                   -                  20
                                                                         ---------------      --------------      --------------
 End of year                                                                     $    79             $    95             $     -
                                                                         ===============      ==============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid, net of amounts capitalized                                       $   312             $   329             $   207
 Income taxes paid, net of refunds                                                   144                 113                 232

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

                                                              Common                         Accumulated
                                                            Stock and                           Other
                                                             Paid-in        Retained      Comprehensive
                                                             Capital        Earnings         Deficit           Total
-----------------------------------------------------     ------------     ----------    ---------------     ---------
Balance at December 31, 1996                                  $4,573         $1,395          $   (4)          $ 5,964
Comprehensive income:
     Net income                                                    -            929               -               929
     Minimum pension liability adjustment (net of
      tax benefit of $2)                                           -              -              (3)               (3)
                                                                                                               ------
     Total comprehensive income                                                                                   926
                                                                                                               ------
Capital contribution from BNSF                                   130              -                               130

Other                                                              3              -               -                 3
-----------------------------------------------------     ------------     ----------    ---------------     --------
Balance at December 31, 1997                                   4,706          2,324              (7)            7,023
Comprehensive income:
     Net income                                                    -          1,206               -             1,206
     Minimum pension liability adjustment (net of
      tax benefit of $0.5)                                         -              -              (1)               (1)
                                                                                                             --------
     Total comprehensive income                                                                                 1,205
-----------------------------------------------------     ------------     ----------    ---------------     --------
Balance at December 31, 1998                                   4,706          3,530              (8)            8,228
Comprehensive income:
     Net income                                                    -          1,229                             1,229
     Minimum pension liability adjustment (net of
      tax benefit of $0.5)                                         -              -               1                 1
                                                                                                             --------
     Total comprehensive income                                                                                 1,230
                                                                                                             --------
Other                                                              -              1               -                 1
-----------------------------------------------------     ------------     ----------    ---------------    ---------
Balance at December 31, 1999                                  $4,706         $4,760          $   (7)           $9,459



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
AND SUBSIDIARIES


1.  THE COMPANY

     The Burlington Northern and Santa Fe Railway Company and its majority owned subsidiaries (BNSF Railway or Company) is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in the United States, with approximately 33,500 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of chemicals, forest products, metals, minerals and machinery (carload products), containers and trailers (intermodal), coal, and agricultural commodities which constituted 28 percent, 28 percent, 24 percent and 15 percent, respectively, of total revenues for the year ended December 31, 1999. Revenues derived from sources other than transportation services are not significant.

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

PROPOSED COMBINATION WITH CANADIAN NATIONAL RAILWAY COMPANY

     On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into a Combination Agreement, as amended, providing for the combination of the two companies (the Combination). To comply with Canadian legal requirements that, among other things, prohibit any person and that person's associates from holding more than 15 percent of the voting rights in CN, while ensuring that the combination will be tax-efficient for each company's shareholders, the combined enterprise will consist of two public companies:
North American Railways, Inc. (North American Railways) and CN. Upon completion of the combination, North American Railways will be the parent company of BNSF and will own all of the limited voting equity shares of CN. All shareholders will have voting interests in both North American Railways and CN and economic interests in the combined companies.

     In the Combination, BNSF shareholders will receive one share of North American Railways common stock and one CN voting share for each BNSF share. Additionally, CN shareholders will receive, for each CN common share, 1.05 CN voting shares and either 1.05 shares of North American Railways common stock or
1.05 CN exchangeable shares. The CN exchangeable shares will be exchangeable at any time on a one-for-one basis for shares of North American Railways common stock. CN shareholders who elect to receive the CN exchangeable shares will also receive the right to vote on matters submitted to North American Railways shareholders in proportion to their economic interest in the combined companies. Dividends paid on the North American Railways common stock and the CN exchangeable shares will be equivalent. Any shares of BNSF common stock owned by BNSF or any of its subsidiaries as treasury stock will be automatically canceled and cease to exist.

     Each share of North American Railways common stock will be "stapled" to a CN voting share and will trade as a single security. Similarly, each CN exchangeable share will be "stapled" to a CN voting share and will trade as a single security. In addition, CN will issue to North American Railways limited voting equity shares carrying 10.1 percent of the voting rights in CN and 100 percent of CN's equity. The result of these arrangements will be that, at all times, each company will have the same public shareholder base with each public shareholder effectively having the same economic benefits and voting rights on a per security basis.

     Upon consummation, the Combination will be accounted for by North American Railways pursuant to the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Under this method, North American Railways will prepare its financial statements reflecting the assets and liabilities of BNSF at their historical cost basis and the fair value of North American Railways common stock issued or issuable to the CN shareholders will be allocated to the assets and liabilities of CN based on fair value. CN's results of operations will be included with North American Railways from the date the transaction is consummated. Based on the current agreement, the fair value of North American Railways common stock will be based on a $25.63 per share fair value of BNSF common stock which was determined using the average of the closing daily BNSF common stock prices as reported by The Wall Street Journal for the two days preceding, the day of, and the two days following the December 20, 1999 announcement of the Combination.

  Under the terms of the Combination Agreement, as amended, BNSF is required to pay a cash termination fee of $450 million to CN if the Combination is terminated as a result of any of the following: i) another party has made a proposal for an alternative transaction and the Company's shareholders do not approve the Combination; ii) CN elects to terminate the Combination because BNSF's Board of Directors changed its previously favorable recommendation of the Combination to its shareholders or iii) BNSF breaches certain obligations not to solicit or respond to alternative transaction proposals. CN is obligated to pay a cash termination fee of $200 million to BNSF if the Combination is terminated as a result of actions similar to those above that are caused by CN.

  Pursuant to the Combination Agreement, as amended, CN and BNSF entered into reciprocal stock option agreements. Each company's option is exercisable by the other company under the same circumstances in which that party is entitled to receive the $450 million or $200 million termination fee, as applicable, referred to above. The option agreement allows BNSF and CN to purchase, in the case of BNSF, approximately 29 million CN common shares and, in the case of CN, approximately 65 million shares of BNSF common stock. The number of shares subject to the stock options will be adjusted in each case so that the number of shares issued will always be equal to, but not exceed, 12.5 percent of the outstanding common shares of the option issuer after giving effect to the issuance of shares under the option. The exercise price of the option is, in each case, the average of the closing price of the option issuer's common stock on the New York Stock Exchange on the five trading days preceding the date of notice of exercise multiplied by the number of shares to be issued.

  Additionally, BNSF is required to pay a cash termination fee of $300 million to CN if BNSF terminates the Combination because of conditions imposed by the STB that the Company believes would significantly and adversely affect the benefits of the Combination, and CN is willing to complete the Combination despite these conditions. CN is obligated to pay a cash termination fee of $150 million to BNSF if it terminates the Combination as a result of STB conditions and BNSF is willing to complete the Combination.

  The Combination is subject to, among other things, approval by the shareholders of both companies, as well as approvals by the Quebec Superior Court and the United States Surface Transportation Board (STB). North American Railways, by its charter, will conform to the provisions of the CN Commercialization Act and Canadian corporate law on the composition of boards of directors. Like CN, North American Railways shareholders will be subject to an ownership limit whereby no single shareholder can own more than 15 percent of North American Railways' voting shares.

  On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of their intent to file a joint application for STB approval of their proposed rail combination on or after March 20, 2000.

  On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review in the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB.

     A special meeting for the BNSF shareholders to vote on the proposed combination has been postponed in light of the STB's March 17, 2000 Decision. The rescheduling of the special meeting will depend on the resolution of some or all of the litigation matters concerning the combination described above.

2.  ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year presentation.

CASH AND CASH EQUIVALENTS

     All short-term investments with original maturities of less than 90 days are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

MATERIALS AND SUPPLIES

     Materials and supplies, which consist mainly of rail, ties and other items for construction and maintenance of property and equipment, as well as diesel fuel, are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT

     Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. Upon normal sale or retirement of depreciable railroad property, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements and the disposal of land and non-rail property are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

     The Company incurs certain direct labor, contract service and other costs associated with the development and installation of internal-use computer software. Costs for newly developed software or significant enhancements to existing software are typically capitalized. Research, preliminary project, operations, maintenance and training costs are charged to operating expense when the work is performed.

REVENUE RECOGNITION

Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date.

3. OTHER INCOME (EXPENSE), NET
   Other income (expense), net includes the following (in millions):

Year ended December 31,                                 1999               1998               1997
---------------------------------------------     -------------      -------------      -------------
Deferred gain on prior period line sales                  $  50              $   -              $   -
Gain on property dispositions                                26                 48                 14
Gain on sale of Pipeline Partnership                          -                 67                  -
Equity in earnings of Pipeline Partnership                    -                  4                 30
Accounts receivable sale fees                               (33)               (34)               (27)
Miscellaneous, net                                           (4)                (8)               (12)
---------------------------------------------     -------------      -------------      -------------
  Total                                                   $  39              $  77              $   5
---------------------------------------------     =============      =============      =============

     Santa Fe Pacific Pipelines, Inc. (SFP Pipelines), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (Pipeline Partnership) and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Pipeline Partnerships and SFPP, L.P.'s general partner and an approximate 42 percent interest in partnership units of the Pipeline Partnership. SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF (SFP Holdings), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (VREDs).

         On March 6, 1998 Kinder Morgan Energy Partners, L.P. (Kinder Morgan) acquired substantially all of SFP Pipelines' interest in the Pipeline Partnership and SFPP, L.P. for approximately $84 million in cash. The Pipeline Partnership was liquidated as part of the transaction and SFP Pipelines' partnership units were converted into the right to receive Kinder Morgan common units. Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either partnership units of Kinder Morgan or cash equal to the par value of the VREDs. In addition, the agreement called for SFP Pipelines' interest in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. As a result of the transaction, the Company recognized a $67 million gain and substantially all of the Company's investment in the Pipeline Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

         BNSF Railway recognized a $50 million deferred gain in the third quarter of 1999 in connection with the sale of rail lines in Southern California in 1992 and 1993.

4. Income taxes
  Income tax expense was as follows (in millions):

Year ended December 31,                                                   1999             1998             1997
----------------------------------------------------------------     ------------     ------------     ------------
Current:
 Federal                                                                    $ 256            $ 247            $ 104
 State                                                                         27               25                6
----------------------------------------------------------------     ------------     ------------     ------------
                                                                              283              272              110
                                                                     ------------     ------------     ------------
Deferred:
 Federal                                                                      379              399              365
 State                                                                         59               62               86
----------------------------------------------------------------     ------------     ------------     ------------
                                                                              438              461              451
                                                                     ------------     ------------     ------------
 Total                                                                      $ 721            $ 733            $ 561
----------------------------------------------------------------     ============     ============     ============

  Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,                                                     1999                1998                1997
-----------------------------------------------------------------     --------------      --------------      --------------
Federal statutory income tax rate                                               35.0%               35.0%               35.0%
State income taxes,
 net of federal tax benefit                                                      2.9                 2.9                 4.0
Other, net                                                                      (0.9)               (0.1)               (1.3)
------------------------------------------------------------------   ---------------      --------------      --------------
 Effective tax rate                                                             37.0%               37.8%               37.7%
-----------------------------------------------------------------     ==============      ==============      ==============

  The components of deferred tax assets and liabilities were as follows (in millions):


December 31,                                                                1999                1998
-----------------------------------------------------------------     --------------      --------------
Deferred tax liabilities:
 Depreciation and amortization                                               $(6,106)            $(5,868)
 Other                                                                          (395)               (417)
-----------------------------------------------------------------     --------------      --------------
   Total deferred tax liabilities                                             (6,501)             (6,285)
-----------------------------------------------------------------     --------------      --------------
Deferred tax assets:
 Casualty and environmental                                                      272                 253
 Employee merger and separation costs                                            137                 182
 Postretirement benefits                                                          93                  89
 Other                                                                           262                 462
-----------------------------------------------------------------     --------------      --------------
   Total deferred tax assets                                                     764                 986
-----------------------------------------------------------------     --------------      --------------
   Net deferred tax liability                                                $(5,737)            $(5,299)
-----------------------------------------------------------------     ==============      ==============
Noncurrent deferred income tax liability                                     $(6,063)            $(5,634)
Current deferred income tax asset                                                326                 335
-----------------------------------------------------------------     --------------      --------------
   Net deferred tax liability                                                $(5,737)            $(5,299)
-----------------------------------------------------------------     ==============      ==============

     In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. BNSF filed its first federal income tax return for 1995. The federal income tax returns of BNSF's predecessor companies, Burlington Northern, Inc. (BNI) and SFP have been examined through 1994 and the merger date in September 1995, respectively. All years prior to 1992 for BNI and 1993 for SFP are closed. Issues relating to the years 1992-1994 for BNI and for the years 1993 through the merger date in September, 1995 for SFP are being contested through various stages of administrative appeal. BNSF is currently under IRS examination for years 1995 - 1997. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 1999.

5.  ACCOUNTS RECEIVABLE, NET

     BNSF Railway, through a special purpose subsidiary, has an account receivable sales agreement which allows it to sell up to $600 million of variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At December 31, 1999, $600 million of certificates were outstanding and were supported by receivables of approximately $1.0 billion in the master trust. Certificates outstanding were $600 million at December 31, 1998. BNSF Railway has retained the collection responsibility with respect to the accounts receivable. Costs related to this agreement vary on a monthly basis and are generally related to certain interest rates. These costs are included in other income (expense), net.

     BNSF Railway maintains an allowance for uncollectible accounts receivable. At December 31, 1999 and 1998, $50 million and $71 million, respectively, of such allowances had been recorded.

6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

                                                                                                                     1999
                                                                                                                 Depreciation
December 31,                                                               1999                1998                  Rate
----------------------------------------------------------------     --------------      --------------      -----------------
Land                                                                        $ 1,416             $ 1,416                      -
Track structure                                                              11,131              11,316                    4.0%
Other roadway                                                                 8,864               8,369                    2.5
Locomotives                                                                   2,771               2,275                    5.0
Freight cars and other equipment                                              1,838               1,860                    4.0
Computer hardware and software                                                  446                 405                   15.0
----------------------------------------------------------------     --------------      --------------
Total cost                                                                   26,466              25,641
Less accumulated depreciation and amortization                               (4,844)             (5,037)
----------------------------------------------------------------     --------------      --------------
Property and equipment, net                                                 $21,622             $20,604
----------------------------------------------------------------     ==============      ==============

     The consolidated balance sheet at December 31, 1999 and 1998 included $1,218 million and $1,082 million, respectively, for property and equipment under capital leases.

7.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

  Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                                  1999             1998
----------------------------------------------------     ------------     ------------
Compensation and benefits payable                              $  375           $  384
Casualty and environmental liabilities                            287              272
Tax liabilities                                                   337              190
Accounts payable                                                  261              130
Rents and leases                                                  160              155
Employee merger and separation costs                               54               65
Other                                                             578              667
----------------------------------------------------     ------------     ------------
Total                                                          $2,052           $1,863
----------------------------------------------------     ============     ============

8. DEBT
  Debt outstanding was as follows (in millions):

December 31,                                                                                    1999                1998
-------------------------------------------------------------------------------------     --------------      --------------
Capitalized lease obligations, weighted average rate of 6.6%, due 2000 to 2016                    $  791              $  818
Equipment and other obligations, weighted average rate of 7.4%,
 due 2000 to 2016                                                                                    755                 595
Notes and debentures, weighted average rate of 7.9%, due 2001 to 2023                                720                 873
Mortgage bonds, weighted average rate of 7.6%, due 2000 to 2047                                      503                 498
Unamortized discount and other, net                                                                  (19)                (16)
-------------------------------------------------------------------------------------     --------------      --------------
 Total                                                                                             2,750               2,768
Less current portion of long-term debt                                                              (158)               (268)
-------------------------------------------------------------------------------------     --------------      --------------
 Long-term debt                                                                                   $2,592              $2,500
-------------------------------------------------------------------------------------     ==============      ==============

     Aggregate long-term debt scheduled maturities are $158 million, $233 million, $285 million, $141 million and $241 million for 2000 through 2004, respectively.

     Most BNSF Railway properties and certain other assets are pledged as collateral to, or are otherwise restricted under, the various BNSF Railway long-term debt agreements. Equipment obligations and capital leases are secured by the underlying equipment. During 1999, BNSF Railway entered into equipment obligations totaling $212 million payable from 2000 to 2016 with interest rates ranging from 5.4 percent to 7.0 percent and $60 million of capital lease obligations payable from 2000 to 2016. The capital lease and $137 million of equipment obligations relate to financing transactions involving German investors. In order to comply with the terms of the capital lease and the associated foreign regulations, BNSF Railway simultaneously deposited $60 million with a German bank and pledged this amount as an irrevocable security deposit to be used to pay the capital lease obligations. The capital lease obligation is classified as Long-Term Debt and the security deposit is classified as an Other Asset in the consolidated balance sheet.

     SFP Pipelines, in connection with its remaining 0.5 percent special limited partner interest in SFPP, L.P., is contingently liable for $190 million of long-term debt due December 2001 previously held by Pipelines Partnership that were assumed by Kinder Morgan pursuant to the sale discussed in Note 3: Other Income (Expense), Net. In addition, BNSF Railway and another major railroad jointly and severally guarantee $75 million of debt of KCT Intermodal Transportation Corporation, the proceeds of which are being used to finance the construction of a double track grade separation bridge in Kansas City, Missouri, to be operated and used by Kansas City Terminal Railway Company.

     The carrying amounts of BNSF Railway's long-term debt at December 31, 1999 and 1998 were $2,750 million and $2,768 million, respectively, while the estimated fair values at December 31, 1999 and 1998 were $2,766 million and $2,918 million, respectively. The fair value of BNSF Railway's long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF for debt of the same remaining maturities.

9. EMPLOYEE MERGER AND SEPARATION COSTS

     Current and long-term employee merger and separation liabilities totaling $356 million and $474 million are included in the consolidated balance sheet at December 31, 1999 and 1998, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions;
(ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs.

     Liabilities related to the consolidation of clerical functions (the Consolidation Plan) were $119 million and $211 million at December 31, 1999 and 1998, respectively. These liabilities provide for severance costs associated with the Consolidation Plan adopted in 1995 upon consummation of the merger of BNSF's predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The Consolidation Plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. Additionally, in 1999 the Company recorded a $54 million credit for the reversal of certain liabilities associated with the Consolidation Plan. These liabilities related to planned work-force reductions that are no longer required due to the Company's ability to utilize a series of job swaps between certain locations to achieve the advantages of functional work consolidation. This change in the Consolidation Plan was communicated to Company employees in May 1999. The remaining liability balance represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

     Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $193 million and $207 million at December 31, 1999 and 1998, respectively. These costs were incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules.

     In the second quarter of 1999, the Company incurred $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees that were part of the program announced in May 1999 that sought to reduce operating expenses by eliminating approximately 400 non-union and 1,000 union positions through severances, normal attrition and the elimination of contractors. Components of the charge include approximately $29 million relating to severance costs for non-union employees, approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans, and approximately $3 million of costs incurred for relocating approximately 60 non-union employees as a result of the reorganization. Substantially all of the planned reductions were made by September 30, 1999. No significant costs were incurred as a result of eliminating the 1,000 union positions.

     Liabilities principally related to certain remaining non-union employee severances resulting from the May 1999 reorganization and from the Merger were $44 million and $56 million at December 31, 1999 and 1998, respectively. These costs will be paid over the next several years based on deferral elections made by the employee. Approximately 1,825 non-union employees received or are receiving severance payments and special termination benefits under the Company's retirement and health and welfare plans resulting from the Merger and the May 1999 reorganization program discussed above.

     During 1999, 1998 and 1997, BNSF Railway made employee merger and separation payments of $93 million, $77 million and $116 million, respectively. At December 31, 1999, $54 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid in 2000.

     In the fourth quarter of 1997, the Company recorded a $90 million Merger-related pre-tax special charge. Approximately $65 million of the charge related to additional costs of the Consolidation Plan and the remainder of the charge related to severance and other costs for non-union employees.

10. HEDGING ACTIVITIES

FUEL
     Fuel expense historically approximates 10 percent of total operating expenses. Due to the significance of diesel fuel expense to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has established a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. The fuel hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on 1999 fuel consumption and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

     As of February 4, 2000, BNSF Railway had entered into fuel swaps for approximately 869 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, these fuel swaps cover approximately 41 percent, 23 percent, and 8 percent of estimated annual and quarterly fuel purchases for 2000, 2001, and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF Railway's fuel swap transactions were approximately $37 million as of December 31, 1999, of which $33 million relates to swap transactions that will expire in 2000. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

11. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property. Most of these leases provide the option to purchase the equipment at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 1999 are summarized as follows (in millions):

                                                                   Capital          Operating
Year ended December 31                                             Leases             Leases
--------------------------------------------------------       -------------     --------------
2000                                                                  $  102             $  285
2001                                                                     113                249
2002                                                                     106                226
2003                                                                     106                220
2004                                                                     106                207
Thereafter                                                               529              2,535
--------------------------------------------------------       -------------     --------------
Total                                                                  1,062             $3,722
                                                                                 ==============
Less amount representing interest                                        271
--------------------------------------------------------       -------------
Present value of minimum lease payments                               $  791
--------------------------------------------------------       =============

     Lease rental expense for all operating leases was $440 million, $491 million and $456 million for the years ended December 31, 1999, 1998 and 1997, respectively. Contingent rentals and sublease rentals were not significant.

OTHER COMMITMENTS

     BNSF Railway has entered into commitments to acquire 196 and 50 locomotives in 2000 and 2001, respectively. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

ENVIRONMENTAL

     BNSF Railway's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the environmental risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 33 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

  BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $67 million, $64 million and $55 million during 1999, 1998 and 1997, respectively, for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. During 1999, the Company experienced significant developments at certain existing sites primarily related to new information on the extent of contamination and other related developments that led the Company to increase its recorded liabilities for remediation and restoration of all known sites to approximately $232 million at December 31, 1999 from $185 million at December 31, 1998. BNSF Railway anticipates that the majority of the accrued costs at December 31, 1999, will be paid over the next five years. No individual site is considered to be material.

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

12. RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

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

  Components of the net benefit costs for these plans were as follows (in millions):

                                                                Pension Benefits
                                             ---------------------------------------------------
Year ended December 31,                            1999               1998               1997
----------------------------------------     -------------      -------------      -------------
Service cost                                         $  15              $  15              $  14
Interest cost                                          100                101                100
Expected return on plan assets                        (126)              (117)              (112)
Special termination benefits                            10                  -                  -
Net amortization and deferred amounts                    3                  4                  4
----------------------------------------     -------------      -------------      -------------
Net benefit cost                                     $   2              $   3              $   6
----------------------------------------     =============      =============      =============


                                                        Medical and Life Benefits
                                             ---------------------------------------------
Year ended December 31,                           1999             1998             1997
----------------------------------------     ------------     ------------     -----------
Service cost                                        $   5            $   4           $   4
Interest cost                                          17               16              14
Special termination benefits                            6                -               -
Net amortization and deferred amounts                   1                -              (1)
----------------------------------------     ------------     ------------     -----------
Net benefit cost                                    $  29            $  20           $  17
----------------------------------------     ============     ============     ===========

  The following tables show the change in benefit obligation and plan assets of these plans (in millions):

                                                                                                      Medical and Life
                                                                    Pension Benefits                       Benefits
                                                            ------------------------------     ------------------------------
Change in benefit obligation                                     1999              1998             1999              1998
-------------------------------------------------------     ------------      ------------     ------------      ------------
Benefit obligation at beginning of year                           $1,487            $1,404            $ 249             $ 190
Service cost                                                          15                15                5                 4
Interest cost                                                        100               101               17                16
Plan participants' contributions                                       -                 -                4                 3
Amendments                                                             -                 -                -                13
Actuarial (gain) loss                                               (115)               85              (17)               39
Special termination benefit                                           10                 -                6                 -
Curtailment loss                                                       7                 -                -                 -
Benefits paid                                                       (117)             (118)             (20)              (16)
-------------------------------------------------------     ------------      ------------     ------------      ------------
Benefit obligation at end of year                                 $1,387            $1,487            $ 244             $ 249
-------------------------------------------------------     ============      ============     ============      ============

                                                                                                       Medical and Life
                                                                    Pension Benefits                        Benefits
                                                            ------------------------------     -------------------------------
Change in plan assets                                            1999              1998              1999              1998
-------------------------------------------------------     ------------      ------------     -------------      ------------
Fair value of plan assets at beginning of year                    $1,469            $1,540             $   -             $   -
Actual return on plan assets                                         174                43                 -                 -
Employer contribution                                                  4                 4                16                13
Plan participants' contributions                                       -                 -                 4                 3
Benefits paid                                                       (117)             (118)              (20)              (16)
-------------------------------------------------------     ------------      ------------     -------------      ------------
Fair value of plan assets at end of year                          $1,530            $1,469             $   -             $   -
-------------------------------------------------------     ============      ============     =============      ============

  The following tables show the reconciliation of the funded status of these plans with amounts recorded in BNSF Railway's consolidated balance sheet (in millions):


                                                                                                      Medical and Life
                                                                    Pension Benefits                       Benefits
                                                            -------------------------------     ------------------------------
December 31,                                                     1999              1998              1999              1998
-------------------------------------------------------     ------------      ------------      ------------      ------------
Funded status                                                      $ 143             $ (18)            $(244)            $(249)
Unrecognized net (gain) loss                                        (151)                7                (7)                4
Unrecognized prior service cost                                       (7)               (8)                7                13
Unamortized net transition obligation                                  9                11                 -                 -
-------------------------------------------------------     ------------      ------------      ------------      ------------
Net amount recognized                                              $  (6)            $  (8)            $(244)            $(232)
-------------------------------------------------------     ============      ============      ============      ============

                                                                                                          Medical and Life
                                                                      Pension Benefits                         Benefits
                                                              -------------------------------      ------------------------------
December 31,                                                        1999              1998              1999              1998
-------------------------------------------------------       -------------      ------------      ------------      ------------
Amounts recognized in the consolidated balance sheet:
   Prepaid benefit cost                                               $  24             $  20             $   -             $   -
   Accrued benefit liability                                            (44)              (43)             (244)             (232)
   Intangible asset                                                       2                 2                 -                 -
   Accumulated other comprehensive deficit                               12                13                 -                 -
-------------------------------------------------------       -------------      ------------      ------------      ------------
Net amount recognized                                                 $  (6)            $  (8)            $(244)            $(232)
-------------------------------------------------------       =============      ============      ============      ============

  BNSF Railway uses a September 30 measurement date. The assumptions used in accounting for these plans were as follows:

                                                                                                        Medical and Life
                                                                    Pension Benefits                        Benefits
                                                            ------------------------------      ------------------------------
Assumptions                                                      1999              1998              1999              1998
-------------------------------------------------------     ------------      ------------      ------------      ------------
Discount rate                                                        7.5%              7.0%              7.5%              7.0%
Rate of increase in compensation levels                              4.0%              4.0%              N/A               N/A
Expected return on plan assets                                       9.5%              9.5%              N/A               N/A

     For purposes of the medical and life benefits calculations for 1999, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 8.5 percent and is assumed to decrease gradually to 5 percent by 2005 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $18 million and the combined service and interest components of net postretirement benefit cost recognized in 1999 by $2 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation by $15 million and the combined service and interest components of net postretirement benefit cost recognized in 1999 by $2 million.

OTHER PLANS

     Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $14 million, $18 million and $15 million, in 1999, 1998 and 1997, respectively.

DEFINED CONTRIBUTION PLANS

     BNSF Railway sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF Railway matches 50 percent of the first 6 percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF Railway's performance, an additional matching contribution of up to 30 percent of the first 6 percent can be made at the end of the year. Employer contributions for all non-union employees are subject to a five year length of service vesting schedule. BNSF Railway's 401(k) matching expense was $18 million, $16 million and $14 million in 1999, 1998 and 1997, respectively.

13. RELATED PARTY TRANSACTIONS

     BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments of $144 million during 1999 and $113 million during 1998, which are reflected in changes in working capital in the consolidated statement of cash flows.

     BNSF Railway had a net intercompany payable balance of $99 million at December 31, 1999, which is reflected in accounts payable and other current liabilities in the consolidated balance sheet. BNSF Railway had a net intercompany receivable balance of $72 million at December 31, 1998, which is reflected in accounts receivable, net in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

     At December 31, 1999 and 1998, $1,734 million and $1,579 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of
6.9 percent. The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 1999, BNSF Railway made payments of $225 million on its intercompany notes payable and incurred additional borrowings of $155 million. The proceeds were primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in 2000.

     At December 31, 1999 and 1998, BNSF Railway had $765 million and $130 million, respectively, of intercompany notes receivable with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $635 million increase in intercompany notes receivable is due to the issuance of a note to BNSF at the end of the third quarter of 1999 that is due on demand with interest collected semi-annually. The 1998 and 1999 balances include a $130 million receivable due to SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. The receivable is due August 15, 2010 and interest is collected quarterly. This receivable originated between SFP Pipelines Holdings, Inc. and SFP. During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF. As discussed in Note 1 of the consolidated financial statements, on January 2, 1998, BNSF Railway's parent, SFP, merged with and into BNSF Railway. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

     In the consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,583 million and $2,288 million at December 31, 1999 and 1998, respectively, included in the consolidated balance sheet.

     Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in 1999, 1998 or 1997.

14. QUARTERLY FINANCIAL DATA - UNAUDITED

(Dollars in millions)                                      Fourth             Third              Second             First
-------------------------------------------------     --------------     --------------     --------------     --------------
1999
Revenues                                                      $2,368             $2,344             $2,193             $2,189
-------------------------------------------------     --------------     --------------     --------------     --------------
Operating income                                                 602                629                491                480
-------------------------------------------------     --------------     --------------     --------------     --------------
Net income                                                    $  351             $  369             $  257             $  252
-------------------------------------------------     --------------     --------------     --------------     --------------

1998
Revenues                                                      $2,293             $2,293             $2,203             $2,147
-------------------------------------------------     --------------     --------------     --------------     --------------
Operating income                                                 567                613                528                447
-------------------------------------------------     --------------     --------------     --------------     --------------
Net income                                                    $  307             $  330             $  291             $  278
-------------------------------------------------     --------------     --------------     --------------     --------------

                                                                     Schedule II



              The Burlington Northern and Santa Fe Railway Company
                       Valuation and Qualifying Accounts
             For the years ended December 31, 1999, 1998, and 1997
                                 (In Millions)


                    Column A                           Column B            Column C              Column D              Column E
------------------------------------------------   ---------------     ---------------     -----------------      ---------------
                                                      Balance at           Additions                                  Balance at
                                                       Beginning          Charged to                                    End of
Description                                            of Period            Income            Deductions (1)          Period (2)
------------------------------------------------   ---------------     ---------------     -----------------      ---------------
December 31, 1999:
Personal injury and environmental liabilities                 $635                $295                  $252                 $678
                                                   ===============     ===============     =================      ===============

December 31, 1998:
Personal injury and environmental liabilities                 $711                $177                  $253                 $635
                                                   ===============     ===============     =================      ===============

December 31, 1997:
Personal injury and environmental liabilities                 $810                $165                  $264                 $711
                                                   ===============     ===============     =================      ===============


Notes:

(1)   Principally represents cash payments.
(2)   Classified in the consolidated balance sheets as follows:

                                                                                             December 31,
                                                                      ---------------------------------------------------------
                                                                            1999                 1998                 1997
                                                                      ---------------     -----------------     ---------------
Accounts payable and other current liabilities                                  $ 255                 $ 246               $ 263
Casualty and environmental liabilities                                            423                   389                 448
                                                                      ---------------     -----------------     ---------------
                                                                                $ 678                 $ 635               $ 711
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

12           Statement regarding the Computation of Ratio of Earnings to Fixed Charges.

27.1         Financial Data Schedule for the year ended December 31, 1999.

27.2         Financial Data Schedule (Restated for the period ended March 31, 1999).

27.3         Financial Data Schedule (Restated for the period ended June 30, 1999).

27.4         Financial Data Schedule (Restated for the period ended September 30, 1999).

27.5         Financial Data Schedule (Restated for the year ended December 31, 1998).

27.6         Financial Data Schedule (Restated for the period ended March 31, 1998).

27.7         Financial Data Schedule (Restated for the period ended June 30, 1998).

27.8         Financial Data Schedule (Restated for the period ended September 30, 1998).

27.9         Financial Data Schedule (Restated for the year ended December 31, 1997).