Form 10-Q
period 2000-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 2000-05-15
CIK 15511

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                                                            Shares
     Class                                     Outstanding at April 28, 2000
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

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                                       Three Months
                                                          Ended
                                                        March 31,
                                        ----------------------------------------
                                                 2000                 1999
                                        -----------------     ------------------

Revenues                                          $ 2,237               $ 2,182
                                        -----------------     ------------------

Operating expenses:
  Compensation and benefits                           698                   689
  Purchased services                                  231                   229
  Depreciation and amortization                       222                   219
  Equipment rents                                     179                   193
  Fuel                                                211                   165
  Materials and other                                 187                   207
                                        -----------------     -----------------
    Total operating expenses                        1,728                 1,702
                                        -----------------     -----------------

Operating income                                      509                   480
Interest expense                                       47                    47
Interest expense, related parties                      31                    29
Other income (expense), net                            (3)                   (1)
                                        -----------------     -----------------

Income before income taxes                            428                   403
Income tax expense                                    162                   151
                                        -----------------     -----------------


Net income                                        $   266               $   252
                                        =================     =================

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)



                                                                                 March 31,             December 31,
ASSETS                                                                              2000                   1999
                                                                            -----------------      -----------------
Current assets:
  Cash and cash equivalents                                                          $    102               $     79
  Accounts receivable, net                                                                329                    394
  Materials and supplies                                                                  228                    255
  Current portion of deferred income taxes                                                306                    326
  Other current assets                                                                     86                     63
                                                                            -----------------      -----------------
    Total current assets                                                                1,051                  1,117

Property and equipment, net                                                            21,691                 21,622
Other assets                                                                            1,098                    898
                                                                            -----------------      -----------------
      Total assets                                                                   $ 23,840               $ 23,637
                                                                            =================      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                     $  1,890               $  2,052
  Long-term debt due within one year                                                      127                    158
                                                                            -----------------      -----------------
      Total current liabilities                                                         2,017                  2,210

Long-term debt                                                                          2,559                  2,592
Intercompany notes payable                                                              1,708                  1,583
Deferred income taxes                                                                   6,104                  6,063
Casualty and environmental liabilities                                                    435                    423
Employee merger and separation costs                                                      285                    302
Other liabilities                                                                       1,007                  1,005
                                                                            -----------------      -----------------
      Total liabilities                                                                14,115                 14,178
                                                                            -----------------      -----------------

Commitments and contingencies (See Notes 3 and 4)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
    and outstanding) and paid-in capital                                                4,706                  4,706
  Retained earnings                                                                     5,026                  4,760
 Accumulated other comprehensive deficit                                                   (7)                    (7)
                                                                            -----------------      -----------------
      Total stockholder's equity                                                        9,725                  9,459
                                                                            -----------------      -----------------
      Total liabilities and stockholder's equity                                     $ 23,840               $ 23,637
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

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                                 Three Months
                                                                                                    Ended
                                                                                                   March 31,
                                                                                    ----------------------------------
                                                                                          2000                1999
                                                                                    --------------      --------------
Operating Activities:
  Net income                                                                                 $ 266               $ 252
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            222                 219
      Deferred income taxes                                                                     62                  79
      Employee merger and separation costs paid                                                (20)                (24)
      Other, net                                                                                 8                 (46)
      Changes in current assets and liabilities:
        Accounts receivable                                                                     65                  38
        Materials and supplies                                                                  27                  (3)
        Other current assets                                                                   (23)                  1
        Accounts payable and other current liabilities                                        (156)                 96
                                                                                    --------------      --------------
Net cash provided by operating activities                                                      451                 612
                                                                                    --------------      --------------

Investing Activities:
  Capital expenditures                                                                        (252)               (373)
  Other, net                                                                                  (235)               (204)
                                                                                    --------------      --------------
Net cash used for investing activities                                                        (487)               (577)
                                                                                    --------------      --------------

Financing Activities:
  Proceeds from issuance of long-term debt                                                       -                   4
  Payments on long-term debt                                                                   (65)                (31)
  Net increase in intercompany notes payable                                                   125                   -
  Other, net                                                                                    (1)                  -
                                                                                    --------------      --------------
Net cash provided by (used for) financing activities                                            59                 (27)
                                                                                    --------------      --------------

Increase in cash and cash equivalents                                                           23                   8
Cash and cash equivalents:
  Beginning of period                                                                           79                  95
                                                                                    --------------      --------------
  End of period                                                                              $ 102               $ 103
                                                                                    ==============      ==============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                                  $  54               $  54
  Income taxes paid (refunded), net                                                            165                  45

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  ACCOUNTING POLICIES AND INTERIM RESULTS

The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company) Annual Report on Form 10-K for the year ended December 31, 1999. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). The consolidated financial statements include the accounts of BNSF Railway and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of March 31, 2000 and December 31, 1999 and the consolidated results of operations for the three month periods ended March 31, 2000 and 1999 have been included. For the three month periods ended March 31, 2000 and 1999, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  PROPOSED COMBINATION WITH CANADIAN NATIONAL RAILWAY COMPANY

On December 18, 1999, BNSF and Canadian National Railway Company ("CN") entered into an agreement to combine the two companies ("Combination"). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Completion of the Combination requires approval of the shareholders of BNSF and CN. The Combination is also subject to approval of the U. S. Surface Transportation Board (STB), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court. On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of the intent to file a joint application for STB approval of the Combination on or after March 20, 2000.

On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review of the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB. On April 7, 2000, the STB denied the stay petition filed on March 20, 2000.

On April 25, 2000, the District of Columbia Circuit Court of Appeals granted BNSF's motion for expedited judicial review of the merits of the STB-issued moratorium order with oral argument to be heard on June 13, 2000. The Court deferred action on the stay motion pending oral argument.

Upon favorable resolution of the previously discussed litigation matters concerning the Combination, a special meeting for the BNSF shareholders to vote on the Combination will be held pursuant to the Combination agreement.

3.  EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $337 million are included in the consolidated balance sheet at March 31, 2000, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. During the first three months of 2000, the Company made employee merger and separation payments of $20 million.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining non-union employee severances will be paid over the next several years based on deferral elections made by affected employees. At March 31, 2000, $52 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

4.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs without regard to fault or the legality of the original conduct on current and former owners and operators of a site. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 31 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 375 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $12 million during the first three months of 2000 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $237 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2000, will be paid over the next five years. No individual site is considered to be material.

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

OTHER CLAIMS AND LITIGATION

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

5.  HEDGING ACTIVITIES

FUEL

During the past three years, fuel expenses approximated 10 percent of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first three months of 2000 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of March 31, 2000, BNSF Railway had entered into fuel swaps for approximately 746 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, BNSF Railway's fuel hedging program covers approximately 41 percent of estimated fuel purchases for the remaining nine months of 2000, and approximately 23 percent and 8 percent of estimated annual and quarterly fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

Unrecognized gains from BNSF Railway's fuel swap transactions were approximately $80 million as of March 31, 2000, of which $54 million relates to swap transactions that will expire in 2000. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

6.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments of $165 million and $45 million, net of refunds, respectively, during the first three months of 2000 and 1999, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had net intercompany payable balances of $136 million and $99 million at March 31, 2000 and December 31, 1999, respectively, which is reflected in accounts payable and other current liabilities in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At March 31, 2000 and December 31, 1999, $1,724 and $1,734 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of
6.9 percent. The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first quarter of 2000, BNSF Railway and BNSF agreed to offset $500 million of the variable rate notes payable against $500 million of variable rate notes receivable. BNSF Railway also made payments of $10 million on the 6.9 percent notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At March 31, 2000 and December 31, 1999, BNSF Railway had $130 million and $765 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $635 million decrease in intercompany notes receivable is primarily due to the offsetting of the $500 million of variable rate notes receivable against the $500 million of variable rate notes payable, as discussed above. Additionally, repayments of $290 million were partially offset by additional borrowings of $155 million by BNSF during the first quarter of 2000. Interest is collected semi-annually on all intercompany notes receivable. The 2000 and 1999 balances include a $130 million receivable due to SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. The receivable is due August 15, 2010 and interest is collected semi-annually. This receivable originated between SFP Pipelines Holdings, Inc. and Santa Fe Pacific Corporation (SFP). During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF. On January 2, 1998, SFP, which was then BNSF Railway's parent, merged with and into BNSF Railway. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,708 million and $1,583 million at March 31, 2000 and December 31, 1999, respectively, included in the BNSF Railway consolidated balance sheet.

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

Results of Operations
---------------------

Three months ended March 31, 2000 compared with three months ended March 31,
1999

BNSF Railway recorded net income for the first quarter of 2000 of $266 million, compared with first quarter 1999 net income of $252 million. This increase is primarily due to an increase of $29 million in operating income as a result of higher revenues in most business units partially offset by significantly higher fuel costs.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the three months ended March 31, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                                                Average
                                                                                                                Revenue
                                              Revenues                       Cars/Units                           Per
                                                                                                               Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                         2000            1999             2000            1999              2000            1999
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                          (In                             (In
                                       Millions)                      Thousands)
Carload                            $         645     $       619              439             430     $       1,469    $      1,440
Intermodal                                   618             572              800             738               773             775
Coal                                         529             565              507             527             1,043           1,072
Agricultural Commodities                     322             310              175             168             1,840           1,845
Automotive                                   124             108               67              63             1,851           1,714
                                     -----------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues                     2,238           2,174            1,988           1,926     $       1,126    $      1,129
                                                                    =============     ===========     =============    ============
Other Revenues                                (1)              8
                                     -----------     -----------
Total Operating Revenues           $       2,237   $       2,182
                                     ===========     ===========

Total revenues for first quarter of 2000 were $2,237 million or 3 percent higher than revenues of $2,182 million for the first quarter of 1999. The increase primarily reflects increases in the carload, intermodal, agricultural, and automotive sectors, partially offset by lower coal revenues. Average revenue per car/unit decreased slightly in the first quarter of 2000 to $1,126 from $1,129 in the first quarter of 1999.

Carload revenues of $645 million for the first quarter of 2000 were $26 million or 4 percent higher than the first quarter of 1999 due to increases in the chemicals, forest products, metals and other consumer products sectors, partially offset by decreased machinery revenues. The increases were a result of increased plastics shipments in the chemicals sector due to plant expansions, strong shipments of lumber and pulpboard in the forest products sector, increased steel coil loadings in the metals sector, and strong increases in beverages and cotton in the other consumer products sector. These increases were partially offset by decreased shipments of heavy machinery.

Intermodal revenues of $618 million for the first quarter of 2000 increased $46 million or 8 percent reflecting increases in the international, direct and truckload sectors. Direct marketing revenues benefited from increased units shipped for UPS. International revenues were up due to increased loadings from Maersk, Evergreen, and Hyundai as well as record trade from Far Eastern countries to the United States. Truckload marketing revenues benefited from increased shipments with Schneider National. These revenue increases were partially offset by decreases in the intermodal marketing companies (IMC) sector due to Union Pacific Corporation/CSX Intermodal Inc. pricing pressures and increased trucking capacity. In addition, IMC has been negatively impacted by eastern railroad service issues, which has resulted in some intermodal rail traffic converting to highway service.

Coal revenues of $529 million for the first quarter of 2000 decreased $36 million or 6 percent due in part to decreased demand as a result of mild winter weather.

Agricultural commodities revenues of $322 million for the first quarter of 2000 were $12 million or 4 percent higher than revenues for the first quarter of 1999 due to strong soybean export markets and increased northern wheat shipments, partially offset by decreased corn syrup, sugar and molasses shipments.

Automotive revenues of $124 million for the first quarter of 2000 were $16 million or 15 percent higher than the first quarter of 1999. This increase can be attributed to increased sales of domestic and foreign vehicles in the United States in the first quarter of 2000 which were partially driven by increases in regional demand for GM, Hyundai, Ford, Honda, and Mitsubishi vehicles.

Expenses

Total operating expenses for the first quarter of 2000 were $1,728 million, an increase of $26 million or 2 percent, over 1999 despite a 3 percent increase in cars and units handled. The operating ratio improved to 77.2 percent for the first quarter of 2000, compared with a 78.0 percent operating ratio for the first quarter 1999.

Compensation and benefits expenses of $698 million were $9 million or 1 percent higher than the first quarter of 1999 primarily due to increased wages for both the salaried and union workforce, higher incentive compensation expense and increased health and welfare costs partially offset by lower employment levels.

Purchased services of $231 million for the first quarter of 2000 were $2 million or 1 percent higher than the first quarter of 1999 principally due to increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts partially offset by lower professional services costs.

Equipment rents expenses for the first quarter of 2000 of $179 million were $14 million or 7 percent lower than the first quarter of 1999 reflecting a decrease in the number of leased cars and lower lease rates.

Fuel expenses of $211 million for the first quarter of 2000 were $46 million or 28 percent higher than the first quarter of 1999, as a result of a 16 cent or 28 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was essentially flat at 292 million gallons compared to 293 million gallons in the first quarter of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 38 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 10 cents per gallon compared with additional expense from hedging of 12 cents per gallon in 1999.

Materials and other expenses of $187 million for the first quarter of 2000 were $20 million or 10 percent lower than the first quarter of 1999 due to lower locomotive material costs, lower derailment expenses and gains from easement sales.

Interest expense with external and related parties of $78 million for the first quarter of 2000 was $2 million or 3 percent higher than in the first quarter of 1999, principally reflecting increased borrowings of fixed rate intercompany notes from BNSF.

Other Matters
-------------

Proposed Combination With Canadian National Railway Company

On December 18, 1999, BNSF and Canadian National Railway Company ("CN") entered into an agreement to combine the two companies ("Combination"). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference.

Completion of the combination requires approval of the shareholders of BNSF and CN. The combination is also subject to approval of the U. S. Surface Transportation Board (STB), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court. On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction will be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of the intent to file a joint application for STB approval of the Combination on or after March 20, 2000.

On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 20, 2000, BNSF filed a petition for stay pending judicial review with the STB. In the stay petition, BNSF argued that the STB lacks statutory authority to impose a moratorium on the filing of railroad applications, failed to observe required procedures before entering its moratorium, and could not suspend the Notice of Intent to File Railroad Application without conducting an adjudicatory proceeding. BNSF also argued that during the pendency of the stay, the Board should accept the BNSF/CN control application and should review it within the statutorily prescribed 16-month period. In the absence of action by the STB on the petition for a stay by March 29, 2000, BNSF filed on that date a motion for stay pending judicial review of the United States Court of Appeals for the District of Columbia Circuit, seeking similar relief to the petition for a stay filed with the STB. On April 7, 2000, the STB denied the stay petition filed on March 20, 2000.

On April 25, 2000, the District of Columbia Circuit Court of Appeals granted BNSF's motion for expedited judicial review of the merits of the STB-issued moratorium order with oral argument to be heard on June 13, 2000. The Court deferred action on the stay motion pending oral argument.

Upon favorable resolution of the previously discussed litigation matters concerning the Combination, a special meeting for BNSF shareholders to vote on the Combination will be held pursuant to the Combination agreement.

Other Claims and Litigation

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items in a single period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Labor

The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees is underway. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements remained in effect on January 1, 2000, and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, and labor difficulties including strikes; legal and regulatory factors: change in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, describes significant aspects of BNSF's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF Railway's Form 10-K for the year ended December 31, 1999.

COMMODITY PRICE SENSITIVITY

As discussed in Note 5 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 2000. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                              March 31, 2000
                                    ----------------------------------------------------------------
                                                Maturity Date
                                    ------------------------------------                    Fair
                                        2000         2001         2002       Total       Value (1)
                                    ----------    ---------    ---------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                  368          277          101          746            $80
    Weighted average price per           $0.50        $0.49        $0.50        $0.50              -
    gallon

(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

     The BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                           PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to the discussion in the Company's Form 10-K for the year ended December 31, 1999, of the petitions for expedited review by the United States Court of Appeals for the District of Columbia of the United States Surface Transportation Board's decision imposing a 15 month moratorium (Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company v. Surface Transportation Board and United States of America, No. 00-1120). On April 25, 2000, the District of Columbia Court of Appeals approved this petition for expedited review of the merits of the STB-issued moratorium with oral argument to be heard on June 13, 2000.

Item 6.  Exhibits and Reports on Form 8-K

   A.    Exhibits

         See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

   B.    Reports on Form 8-K

         The Registrant has filed no Current Reports on Form 8-K since those reported in the Annual Report on Form 10-K for the year ended December 31, 1999.

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



Fort Worth, Texas
May 15, 2000

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                                 Exhibit Index



12    Computation of Ratio of Earnings to Fixed Charges

13 1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (pages 34-35 only)

27.1  Financial Data Schedule for the quarter ended March 31, 2000

27.2  Restated Financial Data Schedule for the quarter ended March 31, 1999