Form 10-Q
period 2000-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 2000-08-14
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                                                           Shares
     Class                                     Outstanding at July 31, 2000
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

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                                  Three Months Ended                              Six Months Ended
                                                       June 30,                                       June 30,
                                      ----------------------------------------       ----------------------------------------
                                             2000                   1999                    2000                   1999
                                      -----------------      -----------------       -----------------      -----------------
Revenues                                         $2,233                 $2,188                  $4,470                 $4,370
                                      -----------------      -----------------       -----------------      -----------------

Operating expenses:
  Compensation and benefits                         677                    679                   1,375                  1,368
  Purchased services                                227                    231                     458                    460
  Depreciation and amortization                     222                    221                     444                    440
  Equipment rents                                   176                    181                     355                    374
  Fuel                                              219                    169                     430                    334
  Materials and other                               230                    216                     417                    423
                                      -----------------      -----------------       -----------------      -----------------
    Total operating expenses                      1,751                  1,697                   3,479                  3,399
                                      -----------------      -----------------       -----------------      -----------------

Operating income                                    482                    491                     991                    971
Interest expense                                     47                     46                      94                     93
Interest expense, related parties                    29                     29                      60                     58
Other income (expense), net                           3                     (4)                      -                     (5)
                                      -----------------      -----------------       -----------------      -----------------

Income before income taxes                          409                    412                     837                    815
Income tax expense                                  152                    155                     314                    306
                                      -----------------      -----------------       -----------------      -----------------

Net income                                       $  257                 $  257                  $  523                 $  509
                                      =================      =================       =================      =================



See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)



                                                                                  June 30,             December 31,
ASSETS                                                                             2000                   1999
                                                                            -----------------      -----------------
Current assets:
  Cash and cash equivalents                                                           $   146                $    79
  Accounts receivable, net                                                                392                    394
  Materials and supplies                                                                  204                    255
  Current portion of deferred income taxes                                                316                    326
  Other current assets                                                                     91                     63
                                                                            -----------------      -----------------
    Total current assets                                                                1,149                  1,117

Property and equipment, net                                                            21,886                 21,622
Other assets                                                                              928                    898
                                                                            -----------------      -----------------
      Total assets                                                                    $23,963                $23,637
                                                                            =================      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                                      $ 1,792                $ 2,052
  Long-term debt due within one year                                                      131                    158
                                                                            -----------------      -----------------
      Total current liabilities                                                         1,923                  2,210

Long-term debt                                                                          2,572                  2,592
Intercompany notes payable                                                              1,557                  1,583
Deferred income taxes                                                                   6,187                  6,063
Casualty and environmental liabilities                                                    434                    423
Employee merger and separation costs                                                      290                    302
Other liabilities                                                                       1,018                  1,005
                                                                            -----------------      -----------------
      Total liabilities                                                                13,981                 14,178
                                                                            -----------------      -----------------

Commitments and contingencies (See Notes 2, 5 and 6)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
    and outstanding) and paid-in capital                                                4,706                  4,706
  Retained earnings                                                                     5,283                  4,760
 Accumulated other comprehensive deficit                                                   (7)                    (7)
                                                                            -----------------      -----------------
      Total stockholder's equity                                                        9,982                  9,459
                                                                            -----------------      -----------------
      Total liabilities and stockholder's equity                                      $23,963                $23,637
                                                                            =================      =================



See accompanying notes to consolidated financial statements.THE BURLINGTON

            NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                    -----------------------------------
                                                                                         2000                 1999
                                                                                    --------------      ---------------
Operating Activities:
  Net income                                                                                 $ 523              $   509
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            444                  440
      Deferred income taxes                                                                    133                  179
      Employee merger and separation costs paid                                                (32)                 (40)
      Other, net                                                                                44                  (55)
      Changes in current assets and liabilities:
        Accounts receivable                                                                      2                  107
        Materials and supplies                                                                  51                    -
        Other current assets                                                                   (28)                  (6)
        Accounts payable and other current liabilities                                        (266)                 182
                                                                                    --------------      ---------------
Net cash provided by operating activities                                                      871                1,316
                                                                                    ==============      ===============
Investing Activities:
  Capital expenditures                                                                        (636)                (921)
  Other, net                                                                                   (94)                (376)
                                                                                    --------------      ---------------
Net cash used for investing activities                                                        (730)              (1,297)
                                                                                    ==============      ===============

Financing Activities:
  Proceeds from issuance of long-term debt                                                      50                  229
  Payments on long-term debt                                                                   (98)                (227)
  Net decrease in intercompany notes payable                                                   (26)                   -
  Other, net                                                                                     -                   (2)
                                                                                    --------------      ---------------
Net cash used for financing activities                                                         (74)                   -
                                                                                    --------------      ---------------

Increase in cash and cash equivalents                                                           67                   19
Cash and cash equivalents:
  Beginning of period                                                                           79                   95
                                                                                    --------------      ---------------
  End of period                                                                              $ 146              $   114
                                                                                    ==============      ===============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                                  $ 156              $   156
  Income taxes paid, net of refunds                                                            258                   71



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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of June 30, 2000 and the consolidated results of operations for the three and six month periods ended June 30, 2000 and 1999 have been included. For the three and six month periods ended June 30, 2000 and 1999, the Company's comprehensive income was equal to net income.

Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  TERMINATION OF PROPOSED COMBINATION WITH CANADIAN NATIONAL RAILWAY COMPANY

On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine the two companies (Combination). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference. On July 20, 2000, BNSF and CN announced their mutual termination of the Combination Agreement with neither party paying any break-up fees.

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia upholding the STB's authority to impose the moratorium and to preclude BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, the Company expects to expense approximately $20 to $25 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the combination proceeded. At June 30, 2000, the majority of the costs were deferred in the Company's balance sheet.

3.  DEBT

In April 2000, BNSF Railway issued $50 million of privately placed debt secured by locomotives that were acquired in 1999. This debt carries an interest rate of 7.8 percent and matures in April 2015.

4.  EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $347 million are included in the consolidated balance sheet at June 30, 2000, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers and employee-related severance costs for certain trainmen reserve boards; and (iii) certain salaried employee severance costs. During the first six months of 2000, the Company made employee merger and separation payments of $32 million.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative sought to eliminate approximately 200 positions, with the remaining reductions through the elimination of contract services. As of June 30, 2000, approximately 100 positions have been eliminated, with the remaining positions to be eliminated by the first quarter of 2001. The majority of these costs have not been paid out as of June 30, 2000.

In the second quarter of 1999, the Company incurred $48 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees that were part of a program that sought to reduce operating expenses by eliminating 1,000 union and 400 non-union positions through severances, normal attrition and the elimination of contractors. No significant costs were incurred as a result of eliminating the 1,000 union positions. Additionally, in 1999 the Company recorded a $54 million credit for the reversal of certain liabilities associated with the consolidation of clerical functions.

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement and liabilities related to severance costs for trainmen are paid in the form of a lump-sum payment or payments made over one to three years. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At June 30, 2000, $57 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

5.  COMMITMENTS AND CONTINGENCIES

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 370 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $23 million during the first six months of 2000 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $237 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2000, will be paid over the next five years. No individual site is considered to be material.

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

6.  HEDGING ACTIVITIES

FUEL

Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during the first six months of 2000 make up 12 percent of total operating expenses due to increased fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it will not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first six months of 2000 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of June 30, 2000, BNSF Railway had entered into fuel swaps for approximately 623 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, BNSF Railway's fuel hedging program covers approximately 42 percent of estimated fuel purchases for the remaining six months of 2000, and approximately 23 percent and 8 percent of estimated annual and quarterly fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF Railway's fuel swap transactions were approximately $114 million as of June 30, 2000, of which $62 million relates to swap transactions that will expire in 2000. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

7.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $258 million and $71 million, respectively, during the first six months of 2000 and 1999, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany receivable balance at June 30, 2000 of $71 million and a net payable balance of $99 million at December 31, 1999, which are reflected in accounts receivable and accounts payable and other current liabilities, respectively, in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At June 30, 2000 and December 31, 1999, $1,769 and $1,734 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of 6.9 percent. The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2000, BNSF Railway and BNSF agreed to offset $614 million of the variable rate notes payable against $614 million of variable rate notes receivable. BNSF Railway also had additional borrowings of $181 million of variable rate notes and net borrowings of $35 million of 6.9 percent fixed rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At June 30, 2000 and December 31, 1999, BNSF Railway had $393 million and $765 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $372 million decrease in intercompany notes receivable is primarily due to the offsetting of the $614 million of variable rate notes receivable against the $614 million of variable rate notes payable, as discussed above. Additionally, BNSF had additional net borrowings of $242 million during the first six months of 2000. Interest is collected semi-annually on all intercompany notes receivable. The 2000 and 1999 balances include a $130 million receivable of SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,557 million and $1,583 million at June 30, 2000 and December 31, 1999, respectively.

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

Results of Operations
---------------------

Six months ended June 30, 2000 compared with six months ended June 30, 1999

BNSF Railway recorded net income for the first six months of 2000 of $523 million , compared with the first six months of 1999 net income of $509 million. This increase is primarily due to a $100 million increase in revenues partially offset by an $80 million increase in operating expenses. The increase in operating expenses was lead by fuel expense, which increased $96 million compared to the first six months of 1999.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the six months ended June 30, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                                  Average
                                                                                                  Revenue
                                Revenues                       Cars/Units                           Per
                                                                                                 Car/Unit
                           -----------------------------    -----------------------------     -----------------------------
                                  2000            1999             2000            1999              2000            1999
                           -------------     -----------    -------------     -----------     -------------    ------------
                                    (In Millions)                    (In Millions)
Carload                    $       1,303     $     1,261              889             880     $       1,466    $      1,433
Intermodal                         1,272           1,169            1,655           1,503               769             778
Coal                               1,054           1,109              994           1,041             1,060           1,065
Agricultural Commodities             585             597              325             326             1,800           1,831
Automotive                           258             220              137             126             1,883           1,746
                           -------------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues             4,472           4,356            4,000           3,876             1,118           1,124
                                                            =============     ===========     -------------    ------------
Other Revenues                        (2)             14
                           -------------     -----------
Total Operating Revenues   $       4,470   $       4,370
                           =============     ===========

Total revenues for the first six months of 2000 were $4,470 million or 2 percent higher than revenues of $4,370 million for the first six months of 1999. The increase primarily reflects increases in the carload, intermodal, and automotive sectors, partially offset by lower coal and agricultural commodities revenues. Average revenue per car/unit decreased slightly in the first six months of 2000 to $1,118 from $1,124 in the first six months of 1999.

Carload revenues of $1,303 million for the first six months of 2000 were $42 million or 3 percent higher than the first six months of 1999 due to increases in most sectors. The increases were a result of increased plastics shipments in the chemicals sector due to plant expansions, increased steel coil and other metal loadings in the metals sector, increased loadings of sand and clay in the minerals sector due to increased domestic oil production, increased shipments of pulpboard and printing paper in the forest products sector, and strong increases in perishables and vegetable shipments in the other consumer products sector.

Intermodal revenues of $1,272 million for the first six months of 2000 increased $103 million or 9 percent reflecting increases in the international, direct, and truckload sectors. International revenues were up due to increased loadings from Maersk, Evergreen, OOCL, and Hyundai. Direct marketing revenues benefited from increased units shipped for UPS. Truckload marketing revenues benefited from increased shipments with Schneider National. These revenue increases were partially offset by decreases in the intermodal marketing companies (IMC) sector due to Union Pacific Corporation/CSX Intermodal, Inc. pricing pressures and increased trucking capacity. In addition, IMC has been negatively affected by eastern railroad service issues, which has resulted in some intermodal rail traffic converting to highway service.

Coal revenues of $1,054 million for the first six months of 2000 decreased $55 million or 5 percent compared to the first six months of 1999 due in part to decreased demand as a result of continued mild weather and high levels of existing inventory at power plants.

Agricultural commodities revenues of $585 million for the first six months of 2000 were $12 million or 2 percent lower than revenues for the first six months of 1999 due to weak Pacific Northwest shipments of corn due to worldwide crop competition, and decreased shipments of bulk foods and barley due to market pricing issues. These decreases were partially offset by increased domestic wheat and soybean exports.

Automotive revenues of $258 million for the first six months of 2000 were $38 million or 17 percent higher than the first six months of 1999. This increase can be attributed to increased regional demand for General Motors, Nissan, Ford, Honda, and Mitsubishi vehicles.

Expenses

Total operating expenses for the first six months of 2000 were $3,479 million, an increase of $80 million or 2 percent, over 1999 despite a 3 percent increase in cars and units handled. The increase in operating expenses was primarily due to $96 million of higher fuel costs in 2000 compared to the first six months of 1999, despite a one percent decrease in consumption. For the first six months of 2000 and 1999, the operating ratio was 77.8 percent.

Compensation and benefits expenses of $1,375 million were $7 million or less than 1 percent higher than the first six months of 1999 primarily due to increased wages and benefits levels.

Purchased services of $458 million for the first six months of 2000 were $2 million or less than 1 percent lower than the first six months of 1999 principally due to lower joint facility charges, contract switching and professional services partially offset by increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts.

Equipment rents expenses for the first six months of 2000 of $355 million were $19 million or 5 percent lower than the first six months of 1999 due to a decrease in lease rates as well as a decrease in the number of leased agricultural commodity and coal cars.

Fuel expenses of $430 million for the first six months of 2000 were $96 million or 29 percent higher than the first six months of 1999, as a result of a 17 cent or 30 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was slightly lower in the first six months of 2000 at 578 million gallons compared to 582 million gallons in the first six months of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 36 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 10 cents per gallon compared with additional expense from hedging of 9 cents per gallon in 1999.

Materials and other expenses of $417 million for the first six months of 2000 were $6 million or 1 percent lower than the first six months of 1999. This decrease primarily reflects: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees, (see
Note 4 to the Company's consolidated financial statements) (ii) lower current year environmental expenses and locomotive and freight car material costs compared to 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Note 4 to the Company's consolidated financial statements) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) the second quarter 1999 $54 million reversal of certain liabilities associated with the consolidation of clerical functions (see Note 4 to the Company's consolidated financial statements) and
(iii) the loss of previously earned state tax incentives.

Interest expense with external and related parties of $154 million for the first six months of 2000 was $3 million or 2 percent higher than in the first six months of 1999, principally reflecting higher interest rates. Total debt decreased to $4,259 million at June 30, 2000 from $5,055 million at June 30, 1999.

Other income (expense) was favorable by $5 million compared to the first six months of 1999 primarily due to higher current year gains from land sales, largely offset by increased fees from the sale of accounts receivable as a result of higher interest rates.

Other Matters
-------------

Termination of Proposed Combination With Canadian National Railway Company

On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine the two companies (Combination). See the discussion under "Proposed Combination With Canadian National Railway Company" in Note 1 to the Consolidated Financial Statements on pages 34-35 of BNSF's 1999 Annual Report to Shareholders, which information is hereby incorporated by reference. On July 20, 2000, BNSF and CN announced their mutual termination of the Combination Agreement with neither party paying any break-up fees.

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia upholding the STB's authority to impose the moratorium and to preclude BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, the Company expects to expense approximately $20 to $25 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the combination proceeded. At June 30, 2000, the majority of the costs were deferred in the Company's balance sheet.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 6 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 2000. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                               June 30, 2000
                                    ----------------------------------------------------------------
                                                Maturity Date
                                    ------------------------------------                    Fair
                                          2000         2001         2002       Total       Value (1)
                                    ----------    ---------    ---------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                  245          277          101          623           $114
    Weighted average price per
    gallon                               $0.50        $0.49        $0.50        $0.50              -

(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

     The BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                           PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to the discussion in the Company's Form 10-K for the year ended December 31, 1999, and its Form 10-Q for the quarter ended March 31, 2000, of the petitions for expedited review filed with the United States Court of Appeals for the District of Columbia with respect to the United States Surface Transportation Board's decision to impose a 15-month moratorium on the filing of railroad merger applications (Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company v. Surface Transportation Board and Untied States of America, No. 00-1120) On July 14, 2000, the court issued its decision denying BNSF's petition for review and upholding the STB's authority to impose the moratorium. On July 20, 2000, BNSF and CN mutually agreed to terminate their proposed combination and their amended and restated Combination Agreement dated as of December 18, 1999. This matter is now considered terminated.

Item 6.  Exhibits and Reports on Form 8-K

  A.    Exhibits

     See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

  B.  Reports on Form 8-K

     The Registrant has filed no Current Reports on Form 8-K since those reported in its quarterly report on Form 10-Q for the quarter ended March 31, 2000.

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



Fort Worth, Texas
August 14, 2000

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                                 Exhibit Index



12.1  Computation of Ratio of Earnings to Fixed Charges

13.1 1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (pages 34-35 only)

27.1  Financial Data Schedule for the quarter ended June 30, 2000

27.2  Restated Financial Data Schedule for the quarter ended June 30, 1999