Form 10-Q
period 2000-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 2000-11-13
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                                                       Shares
         Class                            Outstanding at October 31, 2000
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

                         PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                            ---------------------   --------------------
                                              2000         1999       2000        1999
                                            --------     --------   --------     -------
Revenues                                    $  2,314     $  2,338   $  6,784     $ 6,708
                                            --------     --------   --------     -------

Operating expenses:
  Compensation and benefits                      674          701      2,049       2,069
  Purchased services                             240          226        698         686
  Depreciation and amortization                  225          227        669         667
  Equipment rents                                192          190        547         564
  Fuel                                           231          170        661         504
  Materials and other                            182          195        599         618
                                            --------     --------   --------     -------
    Total operating expenses                   1,744        1,709      5,223       5,108
                                            --------     --------   --------     -------

Operating income                                 570          629      1,561       1,600
Interest expense                                  45           46        139         139
Interest expense, related parties                 25           29         85          87
Other income (expense), net                       (2)          36         (2)         31
                                            --------     --------   --------     -------

Income before income taxes                       498          590      1,335       1,405
Income tax expense                               189          221        503         527
                                            --------     --------   --------     -------

Net income                                  $    309     $    369   $    832     $   878
                                            ========     ========   ========     =======



See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)



                                                                               September 30,           December 31,
ASSETS                                                                            2000                   1999
                                                                            -----------------      -----------------
Current assets:
  Cash and cash equivalents                                                 $             128      $              79
  Accounts receivable, net                                                                384                    394
  Materials and supplies                                                                  202                    255
  Current portion of deferred income taxes                                                325                    326
  Other current assets                                                                    102                     63
                                                                            -----------------      -----------------
    Total current assets                                                                1,141                  1,117

Property and equipment, net                                                            22,059                 21,622
Other assets                                                                              936                    898
                                                                            -----------------      -----------------
      Total assets                                                          $          24,136      $          23,637
                                                                            =================      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                            $           1,889      $           2,052
  Long-term debt due within one year                                                      132                    158
                                                                            -----------------      -----------------
      Total current liabilities                                                         2,021                  2,210

Long-term debt                                                                          2,528                  2,592
Intercompany notes payable                                                              1,240                  1,583
Deferred income taxes                                                                   6,310                  6,063
Casualty and environmental liabilities                                                    437                    423
Employee merger and separation costs                                                      281                    302
Other liabilities                                                                       1,028                  1,005
                                                                            -----------------      -----------------
      Total liabilities                                                                13,845                 14,178
                                                                            -----------------      -----------------

Commitments and contingencies (see notes 5 and 6)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
  and outstanding) and paid-in capital                                                  4,706                  4,706
  Retained earnings                                                                     5,592                  4,760
  Accumulated other comprehensive deficit                                                  (7)                    (7)
                                                                            -----------------      -----------------
      Total stockholder's equity                                                       10,291                  9,459
                                                                            -----------------      -----------------
      Total liabilities and stockholder's equity                            $          24,136      $          23,637
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


     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                    ----------------------------------
                                                                                         2000                1999
                                                                                    --------------      --------------
Operating Activities:
  Net income                                                                        $          832      $          878
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            669                 667
      Deferred income taxes                                                                    248                 351
      Employee merger and separation costs paid                                                (47)                (80)
      Other, net                                                                                64                (102)
  Changes in current assets and liabilities:
      Accounts receivable                                                                       10                  59
      Materials and supplies                                                                    53                  (5)
      Other current assets                                                                     (39)                 (9)
      Accounts payable and other current liabilities                                          (179)                211
                                                                                    --------------      --------------
Net cash provided by operating activities                                                    1,611               1,970
                                                                                    --------------      --------------

Investing Activities:
  Capital expenditures                                                                        (990)             (1,357)
  Other, net                                                                                  (139)                (78)
                                                                                    --------------      --------------
Net cash used for investing activities                                                      (1,129)             (1,435)
                                                                                    --------------      --------------

Financing Activities:
  Proceeds from issuance of long-term debt                                                      50                 233
  Payments on long-term debt                                                                  (140)               (273)
  Net decrease in intercompany notes payable                                                  (343)               (495)
  Other, net                                                                                     -                 (14)
                                                                                    --------------      --------------
Net cash used for financing activities                                                       ( 433)              ( 549)
                                                                                    --------------      --------------

Increase (decrease) in cash and cash equivalents                                                49                 (14)
Cash and cash equivalents:
  Beginning of period                                                                           79                  95
                                                                                    --------------      --------------
  End of period                                                                     $          128      $           81
                                                                                    ==============      ==============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $          203      $          210
  Income taxes paid, net of refunds                                                            338                  83

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of September 30, 2000 and the consolidated results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been included. For the three and nine month periods ended September 30, 2000 and 1999, the Company's comprehensive income approximates net income.

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

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia Circuit upholding the STB's authority to impose the moratorium that precluded BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, BNSF recorded to other income (expense) $20 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the Combination been consummated.

3.  DEBT

In April 2000, BNSF Railway issued $50 million of privately placed debt secured by locomotives that were acquired in 1999. This debt carries an interest rate of 7.8 percent and matures in April 2015.

4.  Employee Merger and Separation Costs

Current and long-term employee merger and separation liabilities totaling $332 million are included in the consolidated balance sheet at September 30, 2000, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first nine months of 2000, the Company made employee merger and separation payments of $47 million.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen on reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative sought to eliminate approximately 200 positions, with the remaining reductions through the elimination of contract services. As of September 30, 2000, approximately 100 positions have been eliminated, with the remaining positions to be eliminated by the first quarter of 2001. The majority of these costs have not been paid as of September 30, 2000 primarily because most severed employees have elected to receive payments over the next several years, rather than lump-sum payments.

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

Liabilities related to the consolidation of clerical functions are paid to affected union employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employee's separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At September 30, 2000, $51 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 375 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $34 million during the first nine months of 2000 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has accruals of approximately $236 million for remediation and restoration of all known sites. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2000, will be paid over the next five years. No individual site is considered to be material.

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

6.  Hedging Activities

FUEL

Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during the first nine months of 2000 represent 13 percent of total operating expenses due to significantly higher fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on annualized fuel consumption during the first nine months of 2000 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of September 30, 2000, BNSF Railway had entered into fuel swaps for approximately 500 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, BNSF Railway's fuel hedging program covers approximately 42 percent of estimated fuel purchases for the remaining three months of 2000, and approximately 23 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF Railway's fuel swap transactions were approximately $153 million as of September 30, 2000, of which $55 million relates to swap transactions that will expire in 2000. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

7.  Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $338 million and $83 million, respectively, during the first nine months of 2000 and 1999, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany receivable balance at September 30, 2000 of $33 million and a net payable balance of $99 million at December 31, 1999, which are reflected in accounts receivable and accounts payable and other current liabilities, respectively, in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At September 30, 2000 and December 31, 1999, $1,764 and $1,734 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of
6.9 percent. The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2000, BNSF Railway and BNSF agreed to offset $614 million of the variable rate notes payable against $614 million of variable rate notes receivable. During the first nine months of 2000, BNSF Railway also had additional net borrowings of $158 million of variable rate notes and net borrowings of $30 million of 6.9 percent fixed rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At September 30, 2000 and December 31, 1999, BNSF Railway had $682 million and $765 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $83 million decrease in intercompany notes receivable is primarily due to the offsetting of the $614 million of variable rate notes receivable against the $614 million of variable rate notes payable, as discussed above. Additionally, BNSF had additional net borrowings of $531 million during the first nine months of 2000. Interest is collected semi-annually on all intercompany notes receivable. The 2000 and 1999 balances include a $130 million receivable due SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,240 million and $1,583 million at September 30, 2000 and December 31, 1999, respectively.

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

Results of Operations
---------------------

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

BNSF Railway recorded net income for the first nine months of 2000 of $832 million, compared with the first nine months of 1999 net income of $878 million. This decrease is primarily due to a $115 million increase in operating expenses and an unfavorable change in other income (expense), partially offset by a $76 million increase in revenues. The increase in operating expenses was primarily due to significantly higher fuel expense, which increased $157 million compared to the first nine months of 1999.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the nine months ended September 30, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                                           Average Revenue
                                              Revenues                       Cars/Units                      Per Car/Unit
                                     ---------------------------    -----------------------------     -----------------------------
                                         2000            1999             2000            1999              2000            1999
                                     -----------     -----------    -------------     -----------     -------------    ------------
                                          (In  Millions)                     (In Thousands)
Intermodal                           $     1,959     $     1,821            2,561           2,338     $         765    $        779
Carload                                    1,955           1,908            1,348           1,327             1,450           1,438
Coal                                       1,604           1,673            1,512           1,578             1,061           1,060
Agricultural Commodities                     902             968              501             522             1,800           1,854
Automotive                                   365             319              191             183             1,911           1,743
                                     -----------     -----------    -------------     -----------     -------------    ------------
Total Freight Revenues                     6,785           6,689            6,113           5,948             1,110           1,125
Other Revenues                                (1)             19    =============     ===========     -------------    ------------
                                     -----------     -----------
Total Operating Revenues             $     6,784     $     6,708
                                     ===========     ===========

Total revenues for the first nine months of 2000 were $6,784 million or 1 percent higher than revenues of $6,708 million for the first nine months of 1999. Increases primarily reflect growth in the intermodal, carload, and automotive sectors, partially offset by lower coal and agricultural commodities revenues. Average revenue per car/unit decreased one percent in the first nine months of 2000 to $1,110 from $1,125 in the first nine months of 1999.

Intermodal revenues of $1,959 million for the first nine months of 2000 increased $138 million or 8 percent reflecting increases in the international, and truckload sectors partially offset by decreases in the IMC sector. International revenues were up sharply due to increased loadings from Maersk, NYK, and OOCL, resulting from increased Trans-Pacific trade and new customer contracts. Truckload revenues benefited from increased shipments with Schneider National. Revenue increases were partially offset by decreases in the IMC sector due to the loss of shipments to Union Pacific Corporation due to pricing pressure and strong over-the-road competition.

Carload revenues of $1,955 million for the first nine months of 2000 were $47 million or 2 percent higher than the first nine months of 1999 due to increases in all sectors. The increases were a result of increased steel coil and other metal loadings in the Metals sector, increased loadings of sand and clay in the Minerals sector due to increased domestic oil production, increased shipments of pulpboard in the Forest Products sector, strong increases in Perishables and other Consumer Products sectors due to increased citrus and vegetable shipments, and increased shipments from beverage and food shippers.

Coal revenues of $1,604 million for the first nine months of 2000 decreased $69 million or 4 percent compared to the first nine months of 1999 due in part to decreased demand as a result of continued mild weather and high levels of existing inventory at power plants.

Agricultural commodities revenues of $902 million for the first nine months of 2000 were $66 million or 7 percent lower than revenues for the first nine months of 1999 due to weak Pacific Northwest and Mexico shipments of corn, and decreased shipments of Gulf and Pacific Northwest wheat, both caused by worldwide crop competition, decreased shipments of bulk foods and barley due to market pricing issues and decreased shipments of soybeans due to reduced exports.

Automotive revenues of $365 million for the first nine months of 2000 were $46 million or 14 percent higher than the first nine months of 1999. This increase can be attributed to increased regional demand for vehicles.

Expenses

Total operating expenses for the first nine months of 2000 were $5,223 million, an increase of $115 million or 2 percent, over 1999 on a 3 percent increase in cars and units handled and a $157 million increase in fuel expenses. The operating ratio of 77.0 percent for the first nine months of 2000 was higher than the 76.1 operating ratio for the same period of 1999 due to significantly higher fuel costs to date in 2000.

Compensation and benefits expenses of $2,049 million were $20 million or 1 percent lower than the first nine months of 1999 primarily due to lower employment levels and reduced incentive expense offset by increased base wages.

Purchased services of $698 million for the first nine months of 2000 were $12 million or 2 percent higher than the first nine months of 1999 principally due to increased equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts, and higher ramping and drayage expenses due to increased intermodal volume partially offset by lower joint facility costs.

Equipment rents expenses for the first nine months of 2000 of $547 million were $17 million or 3 percent lower than the first nine months of 1999 due to a decrease in lease rates as well as a decrease in the number of leased agricultural commodity and coal cars, partially offset by increased locomotive rental expense.

Fuel expenses of $661 million for the first nine months of 2000 were $157 million or 31 percent higher than the first nine months of 1999, as a result of a 18 cent or 32 percent increase in the average all-in cost per gallon of diesel fuel. Consumption was slightly lower in the first nine months of 2000 at 871 million gallons compared to 877 million gallons in the first nine months of 1999. The increase in the average all-in cost per gallon of diesel fuel includes a 34 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 12 cents per gallon compared with additional expense from hedging of 4 cents per gallon in 1999.

Materials and other expenses of $599 million for the first nine months of 2000 were $19 million or 3 percent lower than the first nine months of 1999. This decrease primarily reflects: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see
Note 4 to the Company's consolidated financial statements), (ii) lower current year environmental expenses and locomotive and other materials costs compared to 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Note 4 to the Company's consolidated financial statements) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) the second quarter 1999 $54 million reversal of certain liabilities associated with the consolidation of clerical functions (see
Note 4 to the Company's consolidated financial statements); (iii) the loss of previously earned state tax incentives in the second quarter 2000; and (iv) higher costs in 2000 related to the maintenance of leased equipment.

Interest expense with external and related parties of $224 million for the first nine months of 2000 was $2 million or 1 percent lower than in the first nine months of 1999, principally reflecting lower intercompany debt levels. Total debt decreased to $3,900 million at September 30, 2000 from $4,518 million at September 30, 1999.

Other income (expense) was unfavorable by $33 million compared to the first nine months of 1999 primarily due to the recognition in the third quarter of 1999 of a gain of $37 million (pre-tax) in connection with prior period line sales that was partially offset by costs related to those sales.

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

The termination followed the imposition by the Surface Transportation Board
(STB) on March 17, 2000 of a 15-month moratorium on major railroad control transactions (STB Ex Parte No. 582) and the July 14, 2000 decision of the United States Court of Appeals for the District of Columbia Circuit upholding the STB's authority to impose the moratorium that precluded BNSF and CN from filing their control application with the STB during the pendency of the moratorium.

Due to the termination of the Combination in July 2000, BNSF recorded to other income (expense) $20 million (pre-tax) in costs related to the Combination during the third quarter. These costs would have been included as part of the purchase price had the Combination been consummated.

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

Labor

The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees is underway. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements remained in effect on January 1, 2000, and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee, BNSF Railway's multiemployer collective bargaining representative, recently reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF's unionized workforce). The agreement is subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, changes in labor costs, and labor difficulties including strikes; legal and regulatory factors: changes in and new laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 6 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 2000. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                            September 30, 2000
                                    ----------------------------------------------------------------
                                                Maturity Date
                                    ------------------------------------                     Fair
                                        2000         2001         2002       Total         Value (1)
                                    ----------    ---------    ---------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                  123          277          101          501           $153
    Weighted average price per
       gallon                            $0.50        $0.49        $0.50        $0.50              -

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

   B.    Reports on Form 8-K

         The Registrant has filed no Current Reports on Form 8-K since those reported in its quarterly report on Form 10-Q for the quarter ended June 30, 2000.

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



Fort Worth, Texas
November 13, 2000

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                                 Exhibit Index



12.1  Computation of Ratio of Earnings to Fixed Charges

13.1 1999 Annual Report to Shareholders of Burlington Northern Santa Fe Corporation (pages 34-35 only) under the heading "Proposed Combination with Canadian National Railway Company"

27.1  Financial Data Schedule for the quarter ended September 30, 2000

27.2  Restated Financial Data Schedule for the quarter ended September 30, 1999