Form 10-K
period 2000-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 2001-02-12
CIK 15511

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________       Commission file number 1-6324
                                                                                           ------

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



                                                        Title of each class
                                                        -------------------
Burlington Northern Inc.                           Northern Pacific Railway Company
 (Now The Burlington Northern and                       General Lien Railway and Land Grant 3% Bonds, due 2047
 Santa Fe Railway Company)
Consolidated Mortgage Bonds                        Great Northern Railway Company
 9.25%, Series H, due 2006                              General Mortgage Bonds
 6.55%, Series K, due 2020                              2 5/8%, Series Q, due 2010
 3.80%, Series L, due 2020
 3.20%, Series M, due 2045
 8.15%, Series N, due 2020
 6.55%, Series O, due 2020
 8.15%, Series P, due 2020                              St. Louis-San Francisco Railway Company
                                                        Income Debentures, 5%, Series A, due 2006


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

Common Stock, par value $1.00
as of January 31, 2001*                    1,000 shares

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

TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I

Items 1 and 2. Business and Properties                                                                    1

Item 3. Legal Proceedings                                                                                 8

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                             8

Item 7. Management's Narrative Analysis of Results of Operations                                          8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                      11

Item 8. Financial Statements and Supplementary Data                                                      13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             29

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                29

SIGNATURES                                                                                              S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                                         F-1

EXHIBIT INDEX                                                                                           E-1

                                     PART I

Items 1 and 2. Business and Properties

The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company), formerly known as the Burlington Northern Railroad Company (BNRR), was incorporated in the State of Delaware on January 13, 1961 and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the stockholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: the BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), respectively.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway's parent, SFP, merged with and into BNSF Railway.

BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 2000, BNSF Railway had approximately 39,600 employees.

On December 18, 1999, BNSF and Canadian National Railway Company (CN) entered into an agreement to combine their companies. Pursuant to the Amended and Restated Combination Agreement dated as of December 18, 1999 by and among BNSF, CN, North American Railways, Inc. (North American Railways) and Western Merger Sub, Inc. (the Combination Agreement), the combined enterprise was to consist of two public companies--North American Railways and CN--to comply with Canadian requirements prohibiting any person and that person's associates from owning more than 15 percent of the voting rights in CN and to ensure that the combination would be tax-efficient for each company's shareholders. Upon completion of the combination, BNSF was to be a wholly owned subsidiary of North American Railways, and all shareholders were to have voting interests in both North American Railways and CN and economic interests in the combined companies. Completion of the combination required approval of the shareholders of BNSF and CN. The combination was also subject to approval of the U. S. Surface Transportation Board (STB), compliance with the Competition Act (Canada), and approval by the Quebec Superior Court.

On March 17, 2000, the STB served a Decision (STB Ex Parte No. 582) directing Class I railroads to suspend activity relating to any railroad transaction that would be deemed a "major transaction" under STB regulations, "pending development of new rules" by the STB governing merger transactions. The Decision followed a four-day hearing that ended March 10, 2000, which the STB held to discuss the impact of future rail consolidations on the present and future structure of the rail industry and what the evolving structure of the North American railroad industry should be. The Decision stated that no filings relating to a major railroad transaction would be accepted for 15 months. The Decision also suspended the Notice of Intent to File Railroad Control Application that had been filed by BNSF and CN on December 20, 1999, giving notice of their intent to file a joint application for STB approval of their proposed rail combination on or after March 20, 2000.

On March 17, 2000, BNSF, CN, and the Western Coal Traffic League filed petitions for review of the STB's March 17, 2000 Decision in the United States Court of Appeals for the District of Columbia Circuit. On March 29, 2000, BNSF filed a petition for stay of the STB's decision pending judicial review with the United States Court of Appeals for the District of Columbia Circuit.

On July 14, 2000, the United States Court of Appeals for the District of Columbia Circuit ruled and upheld the STB's authority to impose the moratorium that precluded BNSF and CN from filing their control application with the STB during the pendency of the moratorium. On July 20, 2000, BNSF and CN announced their mutual termination of the Combination Agreement with neither party paying any break-up fees.

Track Configuration

BNSF Railway operates over a railroad system consisting of, at December 31, 2000, approximately 33,500 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 7,500 route miles of BNSF Railway's system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

As of December 31, 2000, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consisted of approximately 51,000 operated miles of track, all of which were owned by or held under easement by BNSF Railway except for approximately 8,200 miles operated under trackage rights agreements with other parties. At December 31, 2000, approximately 26,700 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 18,900 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

                                                                                                  At December 31,
                                                                             -------------------------------------------------------
                                                                                   2000                1999                1998
                                                                             ---------------     ---------------     ---------------
Diesel Locomotives....................................................                 4,966               5,095               4,992
                                                                             ===============     ===============     ===============
Locomotives Under Power Purchase Agreements...........................                    99                  99                  99
                                                                             ===============     ===============     ===============

Freight Cars:.........................................................
     Box--general purpose.............................................                   896                 913                 948
     Box--specially equipped..........................................                 9,785              10,111              10,295
     Open Hopper......................................................                 9,984              10,287              10,772
     Covered Hopper...................................................                44,632              45,463              44,643
     Gondola..........................................................                12,415              12,753              12,427
     Refrigerator.....................................................                 6,111               6,236               6,476
     Autorack.........................................................                 4,775               4,799               3,304
     Flat.............................................................                 6,389               6,468               6,289
     Tank.............................................................                   480                 482                 489
     Caboose..........................................................                   305                 319                 351
     Other............................................................                   727                 728                 729
                                                                             ---------------     ---------------     ---------------
     Total Freight Cars...............................................                96,499              98,559              96,723
                                                                             ===============     ===============     ===============

Domestic Containers...................................................                10,999              11,019               9,849
Trailers..............................................................                 2,201               2,213               2,410
Domestic Chassis......................................................                 9,405               9,406               9,409
Company Service Cars..................................................                 4,334               4,399               4,685
Commuter Passenger Cars...............................................                   141                 141                 141

In addition to the chassis, containers, trailers, and freight cars shown above, BNSF Railway had under short-term leases 18,844 chassis, 13,692 containers, 2,675 trailers, and 2,270 freight cars at December 31, 2000. The average age from date of manufacture of the locomotive fleet at December 31, 2000 was 11.863 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2000 was 17.24 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

BNSF Railway cash capital expenditures for the periods indicated were as follows:

                                                                                            Year Ended December 31,
                                                                           -------------------------------------------------------
                                                                                 2000                1999                1998
                                                                           ---------------     ---------------     ---------------
                                                                                                 (in millions)
     Maintenance of Way.................................................
         Rail...........................................................            $  210              $  256              $  238
         Ties...........................................................               206                 170                 220
         Surfacing......................................................               134                 130                 136
         Other..........................................................               285                 254                 205
                                                                                    ------              ------              ------
             Total Maintenance of Way...................................               835                 810                 799
     Mechanical.........................................................               221                 240                 243
     Information services...............................................                66                  72                  76
     Other..............................................................               144                 151                 185
                                                                                    ------              ------              ------
             Total maintenance of business..............................             1,266               1,273               1,303
     New locomotives and freight cars...................................                 -                 261                 340
     Terminal and line expansion........................................                99                 233                 487
     Other projects.....................................................                34                  19                  17
                                                                                    ------              ------              ------
     Total capital expenditures.........................................            $1,399              $1,786              $2,147
                                                                                    ======              ======              ======

The above table does not include expenditures for equipment financed through operating leases (principally, locomotives and rolling stock). BNSF Railway's planned 2001 cash capital commitments approximate $1.5 billion. Approximately $1.3 billion of the total planned capital commitments will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway's track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars with the remaining to be spent on terminal and line expansions and other projects.

As of December 31, 2000, General Electric Company, the Electro-Motive Division of General Motors Corporation, and Boise Locomotive Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 3,000 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

                                                                                     Year Ended December 31,
                                                                     ------------------------------------------------------
                                                                           2000                1999                1998
                                                                     --------------     ---------------     ---------------
     Track miles of rail laid (1)                                               732                 926               1,029
     Cross ties inserted (thousands) (1)                                      2,527               2,365               2,452
     Track resurfaced (miles) (1)                                            11,228              10,505              12,383

      (1) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway planned 2001 track maintenance of way program, together with expansion projects, will result in the installation of approximately 816 track miles of rail, the replacement of about 2.6 million ties and the resurfacing of approximately 11,500 miles of track.

Property and Facilities

BNSF Railway operates facilities and equipment to maintain its track, locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 37 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 2000 volume are:

          Intermodal Facilities                                  Units
          --------------------------------------------     ----------------
          Hobart Yard (Los Angeles)                             1,057,000
          Corwith Yard (Chicago)                                  755,000
          Willow Springs (Illinios)                               697,000
          Chicago Hub Center                                      446,000
          Alliance (Texas)                                        412,000
          San Bernardino (California)                             388,000
          Argentine (Kansas)                                      249,000

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

BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                            Daily Average
          Classification Yard                               Cars Processed
          --------------------------------------------     ----------------
          Argentine (Kansas)                                     2,046
          Galesburg (Illinois)                                   1,553
          Pasco (Washington)                                     1,443
          Barstow (California)                                   1,281
          Memphis (Tennessee)                                    1,242

Certain BNSF Railway properties and other assets are subject to liens securing, as of December 31, 2000, $467 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Note 8 to the consolidated financial statements included in this filing.

Employees and Labor Relations

Productivity as measured by revenue ton miles per employee has risen steadily in the last three years, while compensation and benefits expense per revenue ton mile decreased over the same period, as shown in the table below.

                                                                                                 Year Ended December 31,
                                                                             ----------------------------------------------------
                                                                                   2000               1999               1998
                                                                             --------------     --------------     --------------
  Thousand revenue ton miles divided by average number of employees                12,342           11,564             10,576
  Compensation and benefits expense per thousand revenue ton miles                $  5.55          $  5.62            $  6.00

Approximately 89 percent of BNSF Railway employees are union-represented. They work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee, BNSF Railway's multi-employer collective bargaining representative, recently reached a tentative agreement with the United Transportation Union
(UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF Railway's unionized workforce). The agreement is subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

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

Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Bismarck/Mandan, Cheyenne, Chicago, Corpus Christi, Council Bluffs, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Eugene/Salem, Fargo/Moorhead, Fort Worth, Fresno/Bakersfield, Galesburg, Galveston, Grand Forks, Helena, Houston, Kansas City, Lake Charles, Lincoln, Little Rock/Pine Bluff, Los Angeles, Lubbock, Memphis, Minot, Mobile, New Orleans, Oklahoma City, Olympia, Omaha, Peoria, Phoenix, Portland, the Quad Cities, Reno/Sparks, Sacramento, Salt Lake City/Ogden, San Antonio, San Diego, the San Francisco Bay area, the San Joaquin Valley area, St. Louis/East St. Louis, St. Paul/Minneapolis, Seattle, Sioux City, Sioux Falls, Spokane, Springfield (Missouri), Stockton, Tacoma, Topeka, Tulsa, Waco, Wichita, Vancouver (British Columbia), Wenatchee, Winnipeg (Manitoba) and Yakima. BNSF serves Cedar Rapids through a "Voluntary Coordination Agreement" with the Cedar Rapids and Iowa City Railway Company and Iowa Interstate Railroad, and through a haulage agreement with CN. Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Beaumont, Bellingham, Brownsville, Corpus Christi, Everett, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington), and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, North Dakota, Montana, and Washington, as well as through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul, and other gateways. BNSF Railway also accesses markets in Mexico through United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas and San Diego, California and, through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico.

Carload. The carload freight business provided approximately 28 percent of revenues in 2000. Carload revenue comes from five types of business:

 . Chemicals. The chemicals business is composed of fertilizer, petroleum, plastics and chemical commodities. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks to produce other chemical and plastic products. Agricultural chemicals and minerals include sulphur that generally moves to the Gulf Coast and from there via vessels to Florida and overseas markets for use in making phosphatic fertilizers. Potash is transported to domestic markets and to export points for markets in South America and Asia.

 . Forest Products. The primary forest product commodities transported are lumber, plywood, oriented strand board, particle board, paper products, pulpmill feedstocks, wood pulp and sawlogs. This diverse commodities group primarily originates from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper, and industrial packaging.

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

 . Minerals and Machinery. Mineral commodities include clays, sands, cements, aggregates, sodium compounds, waste and other industrial minerals. Both the oil and the construction industries are served. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. Machinery includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

 . Consumer Goods (Perishables and Dry Boxcar). Beverages, canned goods, and perishables are the principal food commodities moved by BNSF Railway. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

Intermodal. The intermodal freight business provided approximately 29 percent of revenues in 2000 and consists of the hauling of freight, usually in containers or truck trailers, through a combination of different modes of transportation such as rail, truck or water carriers. The intermodal business is highly service-driven, and in many cases truck carriers and railroads work jointly to provide intermodal service.

Intermodal 2000 results include revenue from four types of business:

 . Direct Marketing. Direct marketing efforts resulted in approximately 32 percent of total intermodal revenue. These center around traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express, and Consolidated Freightways.

 . International. International business consists primarily of traffic from steamship companies and accounted for approximately 35 percent of intermodal revenues.

 . Intermodal Marketing Companies. Approximately 17 percent of total intermodal revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

 . Truckload. Truckload traffic represented approximately 16 percent of total intermodal revenue. The joint service arrangement with J.B. Hunt, referred to as Quantum, represented the largest truckload component, while Schneider National was the next largest.

Coal. Based on carloadings and tons hauled, BNSF Railway is the largest transporter of western low-sulfur coal in the United States, and the transportation of coal contributed about 23 percent to 2000 revenues. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 2000. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

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

Agricultural Commodities. The transportation of agricultural commodities provided approximately 14 percent of 2000 revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, and malt. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, and Texas Gulf regions, and in Mexico.

Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about five percent of 2000 revenues.

Freight Statistics. The following tables set forth certain freight statistics relating to rail operations for the periods indicated. Certain amounts have been reclassified to reflect changes in the business groups for years prior to 2000 and to conform to current year presentation.


                                                      Year Ended December 31,
                                                --------------------------------
                                                   2000       1999       1998
                                                ---------- ---------- ----------
Revenue ton-miles (millions)                      491,959    493,207    469,045
Freight revenue per thousand revenue ton-miles     $18.52     $18.40     $19.08
Average haul per ton (miles)                          996        994        970

For revenue, cars/units and average revenue per unit information for the three years ended December 31, 2000, see the revenue table included as part of Item 7, Management's Narrative Analysis of Results of Operations in this filing.

Government Regulation and Legislation

Rail operations are subject to the regulatory jurisdiction of the STB of the United States Department of Transportation (DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission (ICC), has jurisdiction over certain rates, routes, and services, the extension, sale, or abandonment of rail lines, and consolidation
or merger with, or acquisition of control of, rail common carriers.   On October
3, 2000, the STB issued a Notice of Proposed Rulemaking relating to standards to be used in evaluating applications for authority to engage in certain railroad mergers, consolidations, and changes in control that are deemed "major transactions" under STB regulations. The proposed new standards are designed to increase the burden on applicants to demonstrate that a proposed merger is in the public interest. The rulemaking is expected to be completed in June 2001.

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

Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, see Note 11 to the Consolidated Financial Statements included in this filing.

Competition

The business environment in which BNSF Railway operates remains highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads strive to develop and implement operating efficiencies to improve productivity.

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

As a condition to approval of the merger of rail carriers controlled by Union Pacific and Southern Pacific, the STB in its 1996 decision required the grant to BNSF Railway of trackage rights over approximately 4,000 miles of UP/SP track. BNSF Railway also purchased over 335 miles of track from UP/SP as a result of the STB's decision. BNSF Railway and Union Pacific compete head-to-head in Gulf Coast, Intermountain and West Coast markets served by these lines. In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former Southern Pacific Transportation Company ("SP") rail line between Houston and New Orleans which are separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on former SP branch lines.

The STB approved the carve-up of Consolidated Rail Corporation (Conrail)
between CSX Corporation and Norfolk Southern Corporation which was implemented
in 1999.   CSX and Norfolk Southern operate the two largest rail systems in the eastern United States. Also, in 1999, Canadian National Railway Company (CN) acquired Illinois Central Corporation (IC). CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC has operations extending from Chicago to the Gulf of Mexico, and west through Iowa. In January 2001, CN announced its intention to acquire the Wisconsin Central, a regional railroad with track and trackage rights in Illinois, Wisconsin, Minnesota, Michigan, and the province of Ontario.

Item 3. Legal Proceedings

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF Railway management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Reference is made to Note 4 to the Consolidated Financial Statements included in this filing for information concerning certain pending administrative appeals with the Internal Revenue Service.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

All of BNSF Railway's common stock is owned by BNSF and therefore is not traded on any market.

Item 7.  Management's Narrative Analysis of Results of Operations

Management's narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly owned subsidiary of BNSF. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and notes (beginning on page 15).

Revenue Table

The following table presents BNSF Railway's revenue information by commodity for the years ended December 31, 2000 and 1999 and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                                                            Average Revenue
                                      Revenues                             Cars/Units                         Per Car/Unit
                            -----------------------------      ---------------------------------     ----------------------------
                                 2000             1999               2000               1999              2000            1999
                            -------------   -------------      ---------------   ---------------     -------------   -------------
                                      (In Millions)                         (In Thousands)
Intermodal                         $2,654          $2,507                3,441             3,203            $  771          $  783
Carload                             2,572           2,555                1,771             1,770            $1,452          $1,444
Coal                                2,131           2,226                2,023             2,123             1,053           1,049
Agricultural Commodities            1,257           1,337                  680               715             1,849           1,870
Automotive                            493             443                  249               250             1,980           1,772
                            -------------   -------------      ---------------   ---------------     -------------   -------------
Total Freight Revenues              9,107           9,068                8,164             8,061            $1,115          $1,125
                                                               ===============   ===============     -------------   -------------
Other Revenues                         93             115
                            -------------   -------------
Total Revenues                     $9,200          $9,183
                            =============   =============

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

Net income in 2000 was $1,118 million compared with $1,229 million for 1999. The decrease in net income is primarily due to the effect of a $232 million increase in fuel expenses and recognition in 1999 of a gain of $50 million (pre-tax) in connection with prior period line sales, less costs of $13 million (pre-tax) related to those sales.

REVENUES

Total revenues for 2000 were $9,200 million or $17 million higher than 1999 revenues of $9,183 million. The $17 million increase primarily reflects increases in the intermodal, carload and automotive sectors, partially offset by lower coal and agricultural revenues. Average revenue per car/unit decreased in 2000 to $1,115 from $1,125 in 1999. Volumes increased for the year but experienced a general slowing late in 2000 based on economic conditions which have continued in January 2001. During 2000, based on reporting to the Association of American Railroads (AAR), BNSF Railway's share of the Western United States rail traffic market decreased 0.4 points to 43.1 percent.

Intermodal revenues of $2,654 million improved $147 million, or 6 percent, compared with 1999 reflecting increases in the international and truckload sectors, partially offset by decreases in the intermodal marketing companies
(IMC) and direct marketing sectors. International revenues were up due to high levels of Trans-Pacific trade as well as market share gains with Mitsui, Yang Ming and Hapag Lloyd. Truckload revenues benefited from strong Schneider National loadings. These revenue increases were partially offset by decreases in the direct marketing sector due to decreased loadings within the less than truckload (LTL) segment and in the IMC sector due to pricing pressures, and strong over the road competition.

Carload revenues, which include revenues from the chemicals, forest products, metals, minerals and machinery, perishable and dry boxcar sectors, of $2,572 million for 2000 were $17 million, or 1 percent, higher than 1999 due to increases from the metals, perishables, and minerals sectors, partially offset by decreased chemicals, forest products, and machinery revenues. The metals increases were a result of a strong market for steel; the growth in perishables was from the success of new service offerings and a partial recapture of the truck market, and increases in minerals were due to higher demand for clay and sand used in domestic oil production. These increases were partially offset by decreased shipments of industrial chemicals, softness in the forest products sector, and lower shipments of heavy machinery.

Coal revenues of $2,131 million for 2000 decreased $95 million, or 4 percent, as a result of volume decreases due to a decrease in demand as a result of milder weather and high customer inventories that affected shipments for most of the year, while 1999 benefited from an inventory build up in preparation for possible Year 2000 outages.

Agricultural commodities revenues of $1,257 million for 2000 were $80 million, or 6 percent, lower than 1999 due primarily to weaker corn export shipments to the Pacific Northwest and Mexico, and decreased shipments of Gulf and Pacific Northwest wheat, both caused by worldwide crop competition. Revenues were also lower as a result of decreased shipments of bulk foods due to an oversupply of sugar and supplier price competition in the syrup market which resulted in less traffic.

Automotive revenues of $493 million for 2000 were $50 million, or 11 percent, higher than 1999 reflecting increased industry-wide automobile production for most of the year and more profitable longer haul traffic despite essentially flat volumes year-over-year.

EXPENSES

Total operating expenses for 2000 were $7,096 million, an increase of $115 million or 2 percent, compared with operating expenses for 1999 of $6,981 million, despite a $232 million increase in fuel expenses.

Compensation and benefits expenses of $2,729 million were $41 million, or 1 percent, lower than 1999 primarily due to lower employment levels and reduced incentive expense partially offset by increased base wages.

Purchased services of $1,022 million for 2000 were $23 million, or 2 percent, lower than 1999 primarily as a result of decreased joint facility and contract switching charges as well as recoveries related to prior periods. This decrease was partially offset by increased contract equipment maintenance costs due to an increase in the number of locomotives under maintenance contracts and volume-related increases in ramping expenses.

Equipment rents expenses of $742 million were $10 million, or 1 percent, lower than 1999 as a result of lower lease rates on rail cars as well as a decrease in the number of leased agricultural commodity and coal cars, partially offset by increased locomotive rental expense.

Fuel expenses of $932 million for 2000 were $232 million, or 33 percent, higher than 1999, as a result of a 20 cent, or 35 percent, increase in the average all-in cost per gallon of diesel fuel, partially offset by a 1 percent decrease in consumption from 1,187 million gallons to 1,173 million gallons. The increase in the average all-in cost per gallon of diesel fuel includes a 34 cent increase in the average purchase price, partially offset by the favorable impact in 2000 from the Company's fuel hedging program of 13 cents per gallon compared with additional expense from hedging of 1 cent per gallon in 1999.

Materials and other expenses of $777 million for 2000 were $41 million, or 5 percent, lower than 1999 principally reflecting: (i) reorganization costs of $48 million incurred in the second quarter of 1999 for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated salaried employees (see Note 9 to the consolidated financial statements); (ii) lower current year environmental expenses and other materials costs compared with 1999; and (iii) higher current year gains from easement sales. Offsetting these decreases were: (i) $22 million of employee-related severance, medical and other benefit costs recorded in the second quarter of 2000 (see Note 9 to the consolidated financial statements) for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen reserve boards; (ii) $54 million credit for the reversal of certain liabilities associated with the consolidation of clerical functions in the second quarter 1999 (see Note 9 to the consolidated financial statements); (iii) the loss of previously earned state tax incentives in the second quarter 2000; and (iv) higher costs in 2000 related to the maintenance of leased equipment.

Interest expense with external parties was $184 million for both 2000 and 1999 reflecting no new external debt incurred in 2000.

Interest expense with related parties decreased $4 million to $103 million principally reflecting a lower net intercompany notes payable balance of $1,185 million at December 31, 2000 compared with $1,583 million at December 31, 1999. The decrease in net intercompany notes payable was due to the issuance of $487 of receivables, net of repayments,to BNSF throughout 2000, partially offset by additional BNSF Railway borrowings of $90 million during the year.

Other income (expense), net was unfavorable by $44 million compared with 1999 primarily due to a $50 million (pre-tax) deferred gain recognized during 1999 in connection with the sale of rail lines in Southern California in 1992 and 1993, (see Note 3 to the Company's consolidated financial statements).

OTHER MATTERS

FORWARD LOOKING INFORMATION

To the extent that the statements made by the Company in this annual report or otherwise relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in fuel prices, and labor difficulties including strikes; legal and regulatory factors: change in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

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

INTEREST RATE SENSITIVITY

The tables below provide information about BNSF Railway's debt obligations that are sensitive to changes in interest rates as of December 31, 2000 and 1999. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates.

CURRENT AND LONG-TERM DEBT


                                                                    December 31, 2000
                                   -----------------------------------------------------------------------------------
                                                            Maturity Date
                                   --------------------------------------------------------------                Fair
                                     2001      2002      2003      2004      2005     Thereafter     Total      Value
                                   --------  --------  --------  --------  --------  ------------   -------    -------
Fixed Rate Debt (in millions)       $ 232     $ 288     $ 145     $ 244     $ 140         $1,591     $2,640     $2,661
Average Interest Rate                 7.7%      7.1%      7.2%      7.7%      7.1%           7.4%       7.4%         -

                                                                    December 31, 1999
                                   -----------------------------------------------------------------------------------
                                                            Maturity Date
                                   --------------------------------------------------------------                Fair
                                     2000      2001      2002      2003      2004     Thereafter     Total      Value
                                   --------  --------  --------  --------  --------  ------------   -------    -------
Fixed Rate Debt (in millions)       $ 158     $ 233     $ 285     $ 141     $ 241         $1,692     $2,750     $2,766
Average Interest Rate                 6.5%      7.7%      7.1%      7.2%      7.7%           7.4%       7.4%         -

In April 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and matures from April 2001 to 2015.

As described below, excluded from the 2000 and 1999 tables is $1,185 million and $1,583 million, respectively, of net intercompany notes payable to BNSF.

At December 31, 2000 and 1999, $1,579 million and $1,734 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of 6.9 percent. The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2000, BNSF Railway made net payments of $155 million on its 6.9 percent fixed rate notes and incurred additional net borrowings of $245 million of variable rate notes. The proceeds were primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in 2000.

At December 31, 2000 and 1999, BNSF Railway had $639 million and $765 million, respectively, of intercompany notes receivable with a variable interest rate of
1.0 percent above the monthly average of the daily effective Federal Funds rate. In the consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

COMMODITY PRICE SENSITIVITY

Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during 2000 represent 13 percent of total operating expenses due to significantly higher fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used.

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

                                                  December 31, 2000
                                                  -----------------
                                                    Maturity Date
                                                    -------------
                                                                                  Fair
                                            2001          2002      Total       Value (1)
                                            ----          ----      -----       ---------
Diesel Fuel Swaps:
     Gallons (in                      277           101            378          $74
     millions)
     Weighted average
     price per gallon                 $0.49         $0.50          $0.50        -


                                                                          December 31, 1999
                                                                          -----------------
                                                                            Maturity Date
                                                                            -----------------               Fair
                                                 2000             2001             2002       Total       Value (1)
                                                 ----             ----             ----       -----       ---------
Diesel Fuel Swaps:
    Gallons (in millions)                         491              277              101          869            $37
    Weighted average price per                  $0.50            $0.49            $0.50        $0.50              -
    gallon

(1) Represents unrecognized gains (in millions) based on the price of Gulf Coast #2 heating oil.

Additionally, at December 31, 2000 and 1999, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway's overall financial position and therefore represent no significant market exposure.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of BNSF Railway, together with the report thereon, are included as part of this filing.

  (a) The following documents are filed as a part of this report:

                                                                                                             Page
                                                                                                        --------------
     1. Consolidated Financial Statements:

  Report of PricewaterhouseCoopers LLP                                                                          14
  Consolidated Statement of Income for the three years ended December 31, 2000                                  15
  Consolidated Balance Sheet at December 31, 2000 and 1999                                                      16
  Consolidated Statement of Cash Flows for the three years ended December 31, 2000                              17
  Consolidated Statement of Changes In Stockholder's Equity
    for the three years ended December 31, 2000                                                                 18
  Notes to Consolidated Financial Statements                                                                    19-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Fort Worth, Texas
February 2, 2001

CONSOLIDATED STATEMENT OF INCOME

The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)



Year ended December 31,                                                                    2000        1999       1998
---------------------------------------------------------                               --------    --------   --------
Revenues                                                                                  $9,200      $9,183     $9,049
                                                                                        --------    --------   --------
Operating expenses:
 Compensation and benefits                                                                 2,729       2,770      2,811
 Purchased services                                                                        1,022       1,045      1,020
 Depreciation and amortization                                                               894         896        831
 Equipment rents                                                                             742         752        804
 Fuel                                                                                        932         700        721
 Materials and other                                                                         777         818        707
                                                                                        --------    --------   --------
   Total operating expenses                                                                7,096       6,981      6,894
                                                                                        --------    --------   --------
Operating income                                                                           2,104       2,202      2,155
Interest expense                                                                             184         184        178
Interest expense, related parties                                                            103         107        115
Other income (expense), net                                                                   (5)         39         77
                                                                                        --------    --------   --------
Income before income taxes                                                                 1,812       1,950      1,939
Income tax expense                                                                           694         721        733
                                                                                        --------    --------   --------
Net income                                                                                $1,118      $1,229     $1,206
                                                                                        ========    ========   ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)


December 31,                                                                                         2000                 1999
---------------------------------------------------------                                      ---------------      ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                             $   117              $    79
 Accounts receivable, net                                                                                  381                  394
 Materials and supplies                                                                                    220                  255
 Current portion of deferred income taxes                                                                  299                  326
 Other current assets                                                                                      125                   63
                                                                                               ---------------      ---------------
   Total current assets                                                                                  1,142                1,117

Property and equipment, net                                                                             22,286               21,622
Other assets                                                                                             1,008                  898
                                                                                               ---------------      ---------------
     Total assets                                                                                      $24,436              $23,637
                                                                                               ===============      ===============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable and other current liabilities                                                        $ 1,921              $ 2,052
 Long-term debt due within one year                                                                        232                  158
                                                                                               ---------------      ---------------
   Total current liabilities                                                                             2,153                2,210

Long-term debt                                                                                           2,408                2,592
Intercompany notes payable, net                                                                          1,185                1,583
Deferred income taxes                                                                                    6,398                6,063
Casualty and environmental liabilities                                                                     430                  423
Employee merger and separation costs                                                                       262                  302
Other liabilities                                                                                        1,026                1,005
                                                                                               ---------------      ---------------
   Total liabilities                                                                                    13,862               14,178
                                                                                               ---------------      ---------------

Commitments and contingencies (see Notes 8, 10 and 11)

Stockholder's equity:
 Common stock, $1 par value, (1,000 shares authorized, issued
   and outstanding) and paid-in capital                                                                  4,706                4,706
 Retained earnings                                                                                       5,878                4,760
 Accumulated other comprehensive deficit                                                                   (10)                  (7)
                                                                                               ---------------      ---------------
   Total stockholder's equity                                                                           10,574                9,459
                                                                                               ===============      ===============
     Total liabilities and stockholder's equity                                                        $24,436              $23,637
                                                                                               ===============      ===============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)

Year ended December 31,                                                 2000                  1999                1998
--------------------------------------------------------------   -----------------       ---------------      --------------
OPERATING ACTIVITIES
 Net income                                                                $ 1,118               $ 1,229             $ 1,206
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                               894                   896                 831
   Deferred income taxes                                                       362                   438                 461
   Employee merger and separation costs paid                                   (58)                  (93)                (77)
   Other, net                                                                   21                  (128)               (218)
 Changes in current assets and liabilities:
   Accounts receivable                                                          13                   198                (318)
   Materials and supplies                                                       35                   (11)                (39)
   Other current assets                                                        (62)                  (30)                 20
   Accounts payable and other current liabilities                             (115)                  203                 241
                                                                 -----------------       ---------------      --------------
     Net cash provided by operating activities                               2,208                 2,702               2,107
                                                                 -----------------       ---------------      --------------

INVESTING ACTIVITIES
 Capital expenditures                                                       (1,399)               (1,786)             (2,147)
 Other, net                                                                   (265)                 (152)               (271)
                                                                 -----------------       ---------------      --------------
   Net cash used for investing activities                                   (1,664)               (1,938)             (2,418)
                                                                 -----------------       ---------------      --------------

FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt                                       50                   279                 294
 Payments on long-term debt                                                   (160)                 (293)               (112)
 Net increase (decrease) in intercompany notes payable                        (397)                 (705)                225
 Other, net                                                                      1                   (61)                 (1)
                                                                 -----------------       ---------------      --------------
   Net cash provided by (used in) financing activities                        (506)                 (780)                406
                                                                 -----------------       ---------------      --------------

Increase (decrease) in cash and cash equivalents                                38                   (16)                 95
Cash and cash equivalents:
 Beginning of year                                                              79                    95                   -
                                                                 -----------------       ---------------      --------------
 End of year                                                               $   117               $    79             $    95
                                                                 =================       ===============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid, net of amounts capitalized                                 $   309               $   312             $   329
 Income taxes paid, net of refunds                                         $   408               $   144             $   113

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
The Burlington Northern and Santa Fe Railway Company and Subsidiaries (Dollars in millions)




                                                                          Common                     Accumulated
                                                                         Stock and                      Other
                                                                          Paid-in      Retained     Comprehensive
                                                                          Capital      Earnings        Deficit         Total
----------------------------------------------------------------      -------------  ------------ ----------------  ----------
Balance at December 31, 1997                                              $4,706         $2,324         $ (7)         $ 7,023
Comprehensive income:
     Net income                                                                -          1,206            -            1,206
         Minimum pension liability adjustment (net of tax                      -              -           (1)              (1)
          benefit of $0.5)
                                                                                                                    ---------
     Total comprehensive income                                                                                         1,205
----------------------------------------------------------------      -------------  ------------ ----------------  ---------
Balance at December 31, 1998                                               4,706          3,530           (8)           8,228
Comprehensive income:
     Net income                                                                -          1,229            -            1,229
     Minimum pension liability adjustment (net of tax                          -
      expense of $0.5)                                                                                     1                1
                                                                                                                    ---------
     Total comprehensive income                                                                                         1,230
                                                                                                                    ---------
Other                                                                          -              1            -                1
----------------------------------------------------------------      -------------  ------------ ----------------  ---------
Balance at December 31, 1999                                               4,706          4,760           (7)           9,459
Comprehensive income:
     Net income                                                                -          1,118            -            1,118
     Minimum pension liability adjustment (net of tax                          -
      benefit of $1.5)                                                                                    (3)              (3)
                                                                                                                    ---------
     Total comprehensive income                                                                                         1,115
----------------------------------------------------------------      -------------  ------------ ----------------  ---------
Balance at December 31, 2000                                              $4,706         $5,878         $(10)         $10,574
----------------------------------------------------------------      -------------  ------------ ----------------  ---------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
AND SUBSIDIARIES


1.  THE COMPANY

The Burlington Northern and Santa Fe Railway Company and its majority owned subsidiaries (BNSF Railway or Company) is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in the United States, with approximately 33,500 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of containers and trailers (intermodal), coal and agricultural commodities which constituted 29 percent, 23 percent and 14 percent, respectively, of total revenues for the year ended December 31, 2000. Other significant aspects of BNSF's business include the transportation of chemicals, forest products, consumer goods, metals, minerals, automobiles and automobile parts. Revenues derived from other sources are not significant.

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

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported operating income and net income.

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

REVENUE RECOGNITION

Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Revenues from ancillary services are recognized when performed.

The Company adopted Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, beginning in the fourth quarter of 2000. Accordingly, reclassifications were made between revenue and operating expense for all periods presented. These reclassifications had no effect on previously reported operating income and net income.

3.   OTHER INCOME (EXPENSE), NET

Other income (expense), net includes the following (in millions):

Year ended December 31,                          2000     1999     1998
---------------------------------------------   ------   ------   ------
Gain on property dispositions                    $  29    $  26    $  48
Deferred gain on prior period line sales             -       50        -
Gain on sale of Pipeline Partnership                 -        -       67

Equity in earnings of Pipeline Partnership           -        -        4

Accounts receivable sale fees                      (40)     (33)     (34)
Miscellaneous, net                                   6       (4)      (8)
---------------------------------------------   ------   ------   ------
  Total                                          $  (5)   $  39    $  77
---------------------------------------------   ======   ======   ======

BNSF Railway recognized a $50 million deferred gain in the third quarter of 1999 in connection with the sale of rail lines in Southern California in 1992 and 1993 that was partially offset by $13 million of costs related to those sales.

Santa Fe Pacific Pipelines, Inc. (SFP Pipelines), an indirect, wholly-owned subsidiary of BNSF Railway, served as the general partner of Santa Fe Pacific Pipeline Partners, L.P. (Pipeline Partnership) and of its operating partnership subsidiary, SFPP, L.P. SFP Pipelines owned a two percent interest as the Pipeline Partnership's and SFPP, L.P.'s general partner and an approximate 42 percent interest in partnership units of the Pipeline Partnership. SFP Pipeline Holdings, Inc., an indirect, wholly-owned subsidiary of BNSF Railway (SFP Holdings), had outstanding $219 million principal amount of Variable Rate Exchangeable Debentures due 2010 (VREDs) at December 31, 1997.

On March 6, 1998, Kinder Morgan Energy Partners, L.P. (Kinder Morgan) acquired substantially all of SFP Pipelines' interest in the Pipeline Partnership and SFPP, L.P. for approximately $84 million in cash. The Pipeline Partnership was liquidated as part of the transaction and SFP Pipelines' partnership units were converted into the right to receive Kinder Morgan common units. Consummation of the transaction caused an "Exchange Event" under the VRED agreement and in June 1998 all VRED holders received either partnership units of Kinder Morgan or cash equal to the par value of the VREDs. In addition, the agreement called for SFP Pipelines' interest in SFPP, L.P. to be partially redeemed for a cash distribution of $5.8 million, with SFP Pipelines retaining only a 0.5 percent special limited partnership interest in SFPP, L.P. As a result of the transaction, the Company recognized a $67 million gain and substantially all of the Company's investment in the Pipeline Partnership and SFPP, L.P. and the VREDs were removed from the consolidated balance sheet.

4.   INCOME TAXES

     Income tax expense was as follows (in millions):

     Year ended December 31,                          2000     1999     1998
     ---------------------------------------------   ------   ------   ------
     Current:
      Federal                                         $ 289    $ 256    $ 247
      State                                              43       27       25
     ---------------------------------------------   ------   ------   ------
                                                        332      283      272
                                                     ------   ------   ------
     Deferred:
      Federal                                           308      379      399
      State                                              54       59       62
     ---------------------------------------------   ------   ------   ------
                                                        362      438      461
                                                     ------   ------   ------
      Total                                           $ 694    $ 721    $ 733
     ---------------------------------------------   ------   ------   ------

     Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

     Year ended December 31,                          2000     1999     1998
     ---------------------------------------------   ------   ------   ------
     Federal statutory income tax rate                35.0%    35.0%    35.0%
     State income taxes,
      net of federal tax benefit                       3.5      2.9      2.9
     Other, net                                       (0.2)    (0.9)    (0.1)
     ---------------------------------------------   ------   ------   ------
      Effective tax rate                              38.3%    37.0%    37.8%
     ---------------------------------------------   ======   ======   ======

     The components of deferred tax assets and liabilities were as follows (in millions):

     December 31,                                     2000     1999
     ---------------------------------------------  -------- --------
     Deferred tax liabilities:
      Depreciation and amortization                 $(6,382) $(6,106)
      Other                                            (440)    (395)
     ---------------------------------------------  -------- --------
        Total deferred tax liabilities               (6,822)  (6,501)
     ---------------------------------------------  -------- --------
     Deferred tax assets:
      Casualty and environmental                        273      272
      Employee merger and separation costs              119      137
      Postretirement benefits                            95       93
      Other                                             236      262
     ---------------------------------------------  -------- --------
        Total deferred tax assets                       723      764
     ---------------------------------------------  -------- --------
        Net deferred tax liability                  $(6,099) $(5,737)
     ---------------------------------------------  ======== ========
     Noncurrent deferred income tax liability       $(6,398) $(6,063)
     Current deferred income tax asset                  299      326
     ---------------------------------------------  -------- --------
        Net deferred tax liability                  $(6,099) $(5,737)
     ---------------------------------------------  ======== ========

In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. The federal income tax returns of BNSF's predecessor companies, Burlington Northern, Inc. (BNI) and Santa Fe Pacific Corporation (SFP) have been examined through 1994 and the merger date in September 1995, respectively. All years prior to 1992 for BNI and 1993 for SFP are closed. Issues relating to the years 1992-1994 for BNI and for the years 1993 through the merger date in September, 1995 for SFP are being contested through various stages of administrative appeal. BNSF is currently under IRS examination for years 1995-1997. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2000.

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

At both December 31, 2000 and 1999, $600 million of certificates were outstanding. These certificates were supported by $882 million of receivables at December 31, 2000 and $972 million of receivables at December 31, 1999. When BNSF Railway sells these receivables to the master trust it retains an undivided
interest in the receivables sold.   Due to a relatively short collection cycle,
the fair value of this undivided interest is calculated as the gross amount receivable less an allowance for uncollectible accounts. At December 31, 2000 and 1999, BNSF Railway's retained interest in these receivables totaled $282 million and $372 million, respectively, less the normal allowances for uncollectible accounts. The retained interest in both years reflects the total receivables sold less $600 million of receivables derecognized in connection with the sale of the certificates. The investors in the master trust have no recourse to BNSF Railway's other assets.

BNSF Railway has retained the collection responsibility with respect to the accounts receivable. The costs of the sales of receivables to the master trust vary monthly relative to certain interest rates. These costs are included in Other Income (Expense), Net. The costs of these sales in 2000 and 1999 were $40 million and $33 million, respectively. These costs were based on weighted average interest rates of 6.7% in 2000 and 5.5% in 1999. Proceeds from collections reinvested in the securitization were approximately $10 billion each year in 2000 and 1999.

BNSF Railway maintains an allowance for uncollectible accounts receivable. At December 31, 2000 and 1999, $45 million and $50 million, respectively, of such allowances had been recorded.

6.   PROPERTY AND EQUIPMENT, NET

Property and equipment, net (in millions), and the weighted average annual depreciation rate percentages were as follows:

                                                                                 2000
                                                                             Depreciation
December 31,                                           2000        1999          Rate
-------------------------------------------------    --------    --------    ------------
Land                                                 $ 1,406     $ 1,416           -
Track structure                                       11,879      11,301          4.0%
Other roadway                                          9,117       8,864          2.5
Locomotives                                            2,798       2,601          5.0
Freight cars and other equipment                       1,821       1,838          3.8
Computer hardware and software                           331         446         14.7
-------------------------------------------------    --------    --------
Total cost                                            27,352      26,466
Less accumulated depreciation and amortization        (5,066)     (4,844)
-------------------------------------------------    --------    --------
Property and equipment, net                          $22,286     $21,622
-------------------------------------------------    ========    ========

The consolidated balance sheet at December 31, 2000 and 1999 included $1,195 million and $1,218 million, respectively, for property and equipment under capital leases.

7.   ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

     Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                           2000        1999
-------------------------------------------------    --------    --------
Compensation and benefits payable                     $  351      $  375
Casualty and environmental liabilities                   229         255
Tax liabilities                                          257         337
Accounts payable                                         203         261
Rents and leases                                         142         160
Contract allowances                                      109          96
Employee merger and separation costs                      49          54
Other                                                    581         514
-------------------------------------------------    --------    --------
Total                                                 $1,921      $2,052
-------------------------------------------------    ========    ========

8.   DEBT

     Debt outstanding was as follows (in millions):

December 31,                                           2000        1999
-------------------------------------------------    --------    --------
Capitalized lease obligations, weighted
 average rate of 6.6%, due 2001 to 2016               $  736      $  791
Equipment and other obligations, weighted
 average rate of 7.3%, due 2001 to 2016                  742         755
Notes and debentures, weighted average rate
 of 7.9%, due 2001 to 2023                               718         720
Mortgage bonds, weighted average rate of 7.9%,
 due 2001 to 2047                                        467         503
Unamortized discount and other, net                      (23)        (19)
-------------------------------------------------    --------    --------
 Total                                                 2,640       2,750
Less current portion of long-term debt                  (232)       (158)
                                                     --------    --------
 Long-term debt                                       $2,408      $2,592
-------------------------------------------------    ========    ========

Aggregate long-term debt scheduled maturities are $232 million, $288 million, $145 million, $244 million and $140 million for 2000 through 2005, respectively.

Most BNSF Railway properties and certain other assets are pledged as collateral to, or are otherwise restricted under, the various BNSF Railway long-term debt agreements. Equipment obligations and capital leases are secured by the underlying equipment. During 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of 7.77 percent and matures from April 2001 to 2015.

SFP Pipelines, Inc. in connection with its remaining 0.5 percent special limited partner interest in SFPP, L.P., is contingently liable for $190 million certain Kinder Morgan debt pursuant to the sale discussed in Note 3: Other Income (Expense), Net. In addition, BNSF Railway and another major railroad jointly and severally guarantee $75 million of debt of KCT Intermodal Transportation Corporation, the proceeds of which are being used to finance the construction of a double track grade separation bridge in Kansas City, Missouri, to be operated and used by Kansas City Terminal Railway Company.

The carrying amounts of BNSF Railway's long-term debt at December 31, 2000 and 1999 were $2,640 million and $2,750 million, respectively, while the estimated fair values at December 31, 2000 and 1999 were $2,661 million and $2,766 million, respectively. The fair value of BNSF Railway's long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

9.   EMPLOYEE MERGER AND SEPARATION COSTS

Employee merger and separation liabilities of $310 million and $356 million are included in the consolidated balance sheet at December 31, 2000 and 1999, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the Company's consolidated income statement.

CONSOLIDATION OF CLERICAL FUNCTIONS
Liabilities related to the consolidation of clerical functions were $96 million and $119 million at December 31, 2000 and 1999, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF's predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In the fourth quarter of 2000 and the second quarter of 1999, the Company recorded a $10 million and $54 million, respectively, reversal of certain liabilities associated with the consolidation plan. These liabilities related to planned work-force reductions that are no longer required due to the Company's ability to place certain identified employees in alternate positions. The remaining liability balance at December 31, 2000 represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops. Liabilities remaining at December 31, 2000 related to this program reflect elections to receive payments over the next several years, rather than lump sum payments.

CONDUCTORS, TRAINMEN AND LOCOMOTIVE ENGINEERS
Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $183 million and $193 million at December 31, 2000 and 1999, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. The remaining reserve of less than $1 million will be paid over the next two years to severed employees who elected to receive their payments over time.

NON-UNION EMPLOYEE SEVERANCE
Liabilities principally related to certain remaining non-union employee severances resulting from the May 1999 reorganization and from the Merger were $30 million and $44 million at December 31, 2000 and 1999, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. All of these planned reductions were completed at December 31, 2000.

In the second quarter of 1999, the Company incurred $45 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees that were part of the program announced in May 1999 that sought to reduce operating expenses by eliminating approximately 400 non-union and 1,000 scheduled (union) positions through severances, normal attrition and the elimination of contractors. Components of the charge include approximately $29 million relating to severance costs for non-union employees, and approximately $16 million for special termination benefits to be received under the Company's retirement and medical plans. Substantially all of the planned reductions were made by September 30, 1999. No significant costs were incurred as a result of eliminating the 1,000 scheduled positions.

During 2000, 1999 and 1998, BNSF Railway made employee merger and separation payments of $58 million, $93 million and $77 million, respectively. At December 31, 2000, $49 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid in 2001.

10.  HEDGING ACTIVITIES

FUEL
Historically, fuel expenses have approximated 10 percent of total operating expenses; however, fuel costs during 2000 represent 13 percent of total operating expenses due to significantly higher than historical fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. The fuel-hedging program includes the use of commodity swap transactions that are accounted for as hedges. Any gains or losses associated with changes in the market value of the fuel swaps are deferred and recognized as a component of fuel expense in the period in which the fuel is purchased and used. Based on 2000 fuel consumption and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

As of January 31, 2001, BNSF Railway had entered into fuel swaps for approximately 378 million gallons at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, BNSF Railway's fuel hedging program covers approximately 24 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. Unrecognized gains from BNSF Railway's fuel swap transactions were approximately $74 million as of December 31, 2000, of which $60 million relates to swap transactions that will expire in 2001. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty
nonperformance.   Receivables from fuel hedging activities of $50 million and
$29 million at December 31, 2000 and 1999, respectively, are recorded in the Company's consolidated balance sheet as part of Other Current Assets and represent settled fuel hedging contracts.

11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2000 are summarized as follows (in millions):

                                                    Capital     Operating
     Year ended December 31                         Leases       Leases
     ------------------------------------------    ---------    ---------
     2001                                            $  112       $  345
     2002                                               106          311
     2003                                               106          299
     2004                                               106          294
     2005                                                97          275
     Thereafter                                         434        3,082
     ------------------------------------------    ---------    ---------
     Total                                              961       $4,606
                                                                =========
     Less amount representing interest                  225
     ------------------------------------------    =========
     Present value of minimum lease payments         $  736
     ------------------------------------------    =========

Lease rental expense for all operating leases was $424 million, $435 million and $466 million for the years ended December 31, 2000, 1999 and 1998, respectively. Contingent rentals and sublease rentals were not significant.

OTHER COMMITMENTS
BNSF Railway has entered into commitments to acquire 100 locomotives in 2001. The locomotives will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

ENVIRONMENTAL
BNSF Railway's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 31 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $49 million, $67 million and $64 million during 2000, 1999 and 1998, respectively, for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. The Company had recorded liabilities for remediation and restoration of all known sites of approximately $223 million at December 31, 2000 compared to $232 million at December 31, 1999. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2000 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway's consolidated results of operations, financial position or liquidity.

OTHER CLAIMS AND LITIGATION
BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

12.  RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

BNSF Railway is included with certain other BNSF Railway affiliates in the qualified BNSF Retirement Plan and the nonqualified BNSF Supplemental Retirement Plan.

BNSF sponsors two significant defined benefit pension plans: the noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and the nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under BNSF's plans are based on years of credited service and the highest five year average compensation levels. BNSF Railway's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.

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

Components of the net benefit costs for these plans were as follows (in millions):

                                                Pension Benefits         Medical and Life Benefits
                                          ----------------------------  ----------------------------
Year ended December 31,                     2000      1999      1998      2000      1999      1998
--------------------------------------    --------  --------  --------  --------  --------  --------

Service cost                                $  13     $  15     $  15     $   4     $   5    $   4
Interest cost                                 100       100       101        18        17       16
Expected return on plan assets               (129)     (126)     (117)        -         -        -
Special termination benefits                    -        10         -         -         6        -
Net amortization and deferred amounts           3         3         4         1         1        -
--------------------------------------    --------  --------  --------  --------  --------  --------
Net benefit cost                            $ (13)    $   2     $   3     $  23     $  29    $  20
--------------------------------------    --------  --------  --------  --------  --------  --------

The following tables show the change in benefit obligation and plan assets of the plans (in millions):

                                                                                                    Medical and Life
                                                              Pension Benefits                          Benefits
                                                     --------------------------------     ---------------------------------
Change in benefit obligation                              2000              1999               2000               1999
--------------------------------------------------   --------------     -------------     --------------     --------------
Benefit obligation at beginning of year                      $1,387            $1,487              $ 244              $ 249
Service cost                                                     13                15                  4                  5
Interest cost                                                   100               100                 18                 17
Plan participants' contributions                                  -                 -                  3                  4
Amendments                                                        -                 -                 (7)                 -
Actuarial (gain) loss                                            39              (115)                 7                (17)
Special termination benefits                                      -                10                  -                  6
Curtailment loss                                                  -                 7                  -                  -
Benefits paid                                                  (120)             (117)               (22)               (20)
--------------------------------------------------   --------------     -------------     --------------     --------------
Benefit obligation at end of year                            $1,419            $1,387              $ 247              $ 244
--------------------------------------------------   --------------     -------------     --------------     --------------

                                                                                                    Medical and Life
                                                              Pension Benefits                          Benefits
                                                     --------------------------------     ---------------------------------
Change in plan assets                                     2000              1999               2000               1999
--------------------------------------------------   --------------     -------------     --------------     --------------
Fair value of plan assets at beginning of year               $1,530            $1,469              $   -              $   -
Actual return on plan assets                                    162               174                  -                  -
Employer contribution                                             5                 4                 19                 16
Plan participants' contributions                                  -                 -                  3                  4
Benefits paid                                                  (120)             (117)               (22)               (20)
--------------------------------------------------   --------------     -------------     --------------     --------------
Fair value of plan assets at end of year                     $1,577            $1,530              $   -              $   -
--------------------------------------------------   --------------     -------------     --------------     --------------

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the consolidated balance sheet (in millions):

                                                                                                    Medical and Life
                                                              Pension Benefits                          Benefits
                                                     --------------------------------     ---------------------------------
December 31,                                              2000              1999               2000               1999
--------------------------------------------------   --------------     -------------     --------------     --------------
Funded status                                                 $ 158            $ 143              $(247)             $(244)
Unrecognized net (gain) loss                                   (146)            (151)                (1)                (7)
Unrecognized prior service cost                                  (6)              (7)                (1)                 7
Unamortized net transition obligation                             5                9                  -                  -
--------------------------------------------------   --------------     ------------     --------------     --------------
Net amount recognized                                         $  11            $  (6)             $(249)             $(244)
--------------------------------------------------   --------------     ------------     --------------     --------------

                                                                                                    Medical and Life
                                                              Pension Benefits                          Benefits
                                                     --------------------------------     ---------------------------------
December 31,                                              2000              1999               2000               1999
--------------------------------------------------   --------------     -------------     --------------     --------------
Amounts recognized in the
 consolidated balance sheet consist of:
Prepaid benefit cost                                          $  45            $  24              $   -              $   -
Accrued benefit liability                                       (50)             (44)              (249)              (244)
Intangible asset                                                  -                2                  -                  -
Accumulated other comprehensive deficit                          16               12                  -                  -
--------------------------------------------------   ---------------     ------------     --------------     --------------
Net amount recognized                                         $  11            $  (6)             $(249)             $(244)
--------------------------------------------------   ---------------     ------------     --------------     --------------

BNSF uses a September 30 measurement date. The assumptions used in accounting for the BNSF plans were as follows:

                                                                                                    Medical and Life
                                                              Pension Benefits                          Benefits
                                                     --------------------------------     ---------------------------------
Assumptions                                               2000              1999               2000               1999
--------------------------------------------------   --------------     -------------     --------------     --------------
Discount rate                                                  7.5%              7.5%               7.5%               7.5%
Rate of increase in compensation levels                        4.0%              4.0%                N/A                N/A
Expected return on plan assets                                 9.5%              9.5%                N/A                N/A
--------------------------------------------------   --------------     -------------     --------------     --------------

For purposes of the medical and life benefits calculations for 2000, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 9.5 percent and is assumed to decrease gradually to five percent by 2006 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $19 million and the combined service and interest components of net postretirement benefit cost recognized in 2000 by $2 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation by $16 million and the combined service and interest components of net postretirement benefit cost recognized in 2000 by $2 million.

OTHER PLANS
Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $15 million, $14 million and $18 million, in 2000, 1999 and 1998, respectively.

DEFINED CONTRIBUTION PLANS
BNSF sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF matches 50 percent of the first six percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF's performance, an additional matching contribution of up to 30 percent of the first six percent can be made at the end of the year. Employer contributions for all non-union employees are subject to a five year length of service vesting schedule. BNSF Railways's 401(k) matching expense was $16 million, $18 million and $16 million in 2000, 1999 and 1998, respectively.

13.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $408 million during 2000 and $144 million during 1999, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany receivable balance at December 31, 2000 of $68 million and a net payable balance of $99 million at December 31, 1999, which are reflected in accounts receivable and accounts payable and other current liabilities, respectively, in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2000 and 1999, $1,579 and $1,734 million, respectively, of intercompany notes payable to BNSF had a fixed interest rate of 6.9 percent.
The remaining notes payable in both years had a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2000, BNSF Railway and BNSF agreed to offset $614 million of the variable rate notes payable against $614 million of variable rate notes receivable. During 2000, BNSF Railway also had additional net borrowings of $245 million of variable rate notes and repaid $155 million of 6.9 percent fixed rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At December 31, 2000 and 1999, BNSF Railway had $639 million and $765 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $126 million decrease in intercompany notes receivable is primarily due to the offsetting of the $614 million of variable rate notes receivable against the $614 million of variable rate notes payable, as discussed above. Additionally, BNSF had additional net borrowings of $487 million during 2000. Interest is collected semi-annually on all intercompany notes receivable. The 2000 and 1999 balances include a $130 million receivable due SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. Interest Expense, Related Parties in the consolidated income statement is presented net of interest income from intercompany notes receivable.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,185 million and $1,583 million at December 31, 2000 and 1999, respectively.

14.  QUARTERLY FINANCIAL DATA - UNAUDITED

(Dollars in millions)             Fourth         Third        Second         First
--------------------------      ----------    ----------    ----------    ----------
2000
Revenues (1)                       $2,338        $2,341        $2,259        $2,262
--------------------------      ----------    ----------    ----------    ----------
Operating income                   $  543        $  570        $  482        $  509
--------------------------      ----------    ----------    ----------    ----------
Net income                         $  286        $  309        $  257        $  266
--------------------------      ----------    ----------    ----------    ----------

1999
Revenues (1)                       $2,388        $2,365        $2,218        $2,212
--------------------------      ----------    ----------    ----------    ----------
Operating income                   $  602        $  629        $  491        $  480
--------------------------      ----------    ----------    ----------    ----------
Net income                         $  351        $  369        $  257        $  252
--------------------------      ----------    ----------    ----------    ----------

(1) All periods have been reclassified to conform with the current year presentation (see Note 2 to these consolidated financial statements).


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1. Consolidated Financial Statements - See Item 8

2. Consolidated Financial Statement :
     Schedule II - Valuation and Qualifying Accounts                         F-1

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

                           THE BURLINGTON NORTHERN AND
                             SANTA FE RAILWAY COMPANY


                                   /s/ Matthew K. Rose
                                   --------------------------------
                                   Matthew K. Rose
                                   President and Chief Executive Officer
                                   (Principal Executive Officer) and Director


Dated:  February 9, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the date indicated.

/s/   Matthew K. Rose              President and Chief Executive Officer
-----------------------------      (Principal Executive Officer) and Director
  Matthew K. Rose

/s/  Thomas N. Hund                Executive Vice President and Chief Financial
-----------------------------      Officer (Principal Financial Officer)
  Thomas N. Hund                   and Director

/s/  Dennis R. Johnson             Vice President and Controller
-----------------------------      (Principal Accounting Officer)
  Dennis R. Johnson

/s/  Carl R. Ice                   Director
-----------------------------
  Carl R. Ice

/s/  Jeffrey R. Moreland           Director
-----------------------------
  Jeffrey R. Moreland

/s/  Charles S. Schultz            Director
-----------------------------
  Charles S. Schultz


Dated: February 9, 2001

                                                                     Schedule II



             The Burlington Northern and Santa Fe Railway Company
                       Valuation and Qualifying Accounts
             For the years ended December 31, 2000, 1999, and 1998
                                 (In Millions)


           Column A                                 Column B      Column C      Column D      Column E
-----------------------------------------------    ----------    ----------    ----------    ----------
                                                   Balance at    Additions                   Balance at
                                                   Beginning     Charged to    Deductions      End of
Description                                        of Period       Income         (1)        Period (2)
-----------------------------------------------    ----------    ----------    ----------    ----------
December 31, 2000:
Personal injury and environmental liabilities            $678          $208          $227          $659
                                                   ==========    ==========    ==========    ==========

December 31, 1999:
Personal injury and environmental liabilities            $635          $295          $252          $678
                                                   ==========    ==========    ==========    ==========

December 31, 1998:
Personal injury and environmental liabilities            $711          $177          $253          $635
                                                   ==========    ==========    ==========    ==========


Notes:

(1)  Principally represents cash payments.

(2)  Classified in the consolidated balance sheets as follows:

                                                           December 31,
                                                     ------------------------
                                                      2000     1999     1998
                                                     ------   ------   ------
     Accounts payable and other current liabilities   $ 229    $ 255    $ 246
     Casualty and environmental liabilities             430      423      389
                                                     ------   ------   ------
                                                      $ 659    $ 678    $ 635
                                                     ======   ======   ======

                 BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY
                               INDEX OF EXHIBITS

Exhibit
-------
Number                        Description
------                        -----------

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

4.1 BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway's total assets. Copies of any such material instruments will be furnished to the Securities and Exchange Commission upon request.

12.1   Statement regarding the Computation of Ratio of Earnings to Fixed
       Charges.