Form 10-Q
period 2001-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 2001-05-07
CIK 15511

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Shares
          Class                               Outstanding at April 20, 2001
          -----                               -----------------------------

Common stock, $1.00 par value                           1,000 shares

 . The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation; as a result there is no market data with respect to registrant's shares.

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                         ---------------------------------------
                                                                               2001                    2000
                                                                         ---------------         ---------------

Revenues                                                                 $         2,291         $         2,262
                                                                         ---------------         ---------------

Operating expenses:
  Compensation and benefits                                                          729                     697
  Purchased services                                                                 261                     258
  Depreciation and amortization                                                      228                     222
  Equipment rents                                                                    187                     179
  Fuel                                                                               257                     211
  Materials and other                                                                211                     186
                                                                         ---------------         ---------------
    Total operating expenses                                                       1,873                   1,753
                                                                         ---------------         ---------------

Operating income                                                                     418                     509
Interest expense                                                                      45                      47
Interest expense, related parties                                                     21                      31
Other income (expense), net                                                          (37)                     (3)
                                                                         ---------------         ---------------

Income before income taxes                                                           315                     428
Income tax expense                                                                   120                     162
                                                                         ---------------         ---------------

Net income                                                               $           195         $           266
                                                                         ===============         ===============



See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)



                                                                                 March 31,             December 31,
ASSETS                                                                             2001                   2000
                                                                            -----------------      -----------------
Current assets:
  Cash and cash equivalents                                                 $             125      $             117
  Accounts receivable, net                                                                292                    381
  Materials and supplies                                                                  209                    220
  Current portion of deferred income taxes                                                296                    299
  Other current assets                                                                    121                    125
                                                                            -----------------      -----------------
    Total current assets                                                                1,043                  1,142

Property and equipment, net                                                            22,321                 22,286
Other assets                                                                            1,061                  1,008
                                                                            -----------------      -----------------
      Total assets                                                          $          24,425      $          24,436
                                                                            =================      =================


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                            $           1,732      $           1,921
  Long-term debt due within one year                                                      235                    232
                                                                            -----------------      -----------------
      Total current liabilities                                                         1,967                  2,153

Long-term debt                                                                          2,368                  2,408
Intercompany notes payable, net                                                         1,127                  1,185
Deferred income taxes                                                                   6,472                  6,398
Casualty and environmental liabilities                                                    409                    430
Employee merger and separation costs                                                      247                    262
Other liabilities                                                                       1,031                  1,026
                                                                            -----------------      -----------------
      Total liabilities                                                                13,621                 13,862
                                                                            -----------------      -----------------

Commitments and contingencies (see notes 2 and 5)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
  and outstanding) and paid-in capital                                                  4,706                  4,706
  Retained earnings                                                                     6,074                  5,878
  Accumulated other comprehensive income (deficit)                                         24                    (10)
                                                                            -----------------      -----------------
      Total stockholder's equity                                                       10,804                 10,574
                                                                            -----------------      -----------------
      Total liabilities and stockholder's equity                            $          24,425      $          24,436
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

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                    ----------------------------------
                                                                                          2001                2000
                                                                                    --------------      --------------
Operating Activities:
  Net income                                                                        $          195      $          266
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            228                 222
      Deferred income taxes                                                                     56                  62
      Employee merger and separation costs paid                                                (17)                (20)
      Other, net                                                                                34                   8
      Changes in current assets and liabilities:
        Accounts receivable:
           Sale of accounts receivable                                                          25                   -
           Other changes                                                                        64                  65
        Materials and supplies                                                                  11                  27
        Other current assets                                                                     5                 (23)
        Accounts payable and other current liabilities                                        (208)               (156)
                                                                                    --------------      --------------
Net cash provided by operating activities                                                      393                 451
                                                                                    --------------      --------------

Investing Activities:
  Capital expenditures                                                                        (234)               (252)
  Other, net                                                                                   (65)               (235)
                                                                                    --------------      --------------
Net cash used for investing activities                                                        (299)              ( 487)
                                                                                    --------------      --------------

Financing Activities:
  Payments on long-term debt                                                                   (28)                (65)
  Net increase (decrease) in intercompany notes payable, net                                   (58)                125
  Other, net                                                                                     -                  (1)
                                                                                    --------------      --------------
Net cash provided by (used for) financing activities                                           (86)                 59
                                                                                    --------------      --------------

Increase in cash and cash equivalents                                                            8                  23
Cash and cash equivalents:
  Beginning of period                                                                          117                  79
                                                                                    --------------      --------------
  End of period                                                                     $          125      $          102
                                                                                    ==============      ==============

Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $           48      $           54
  Income taxes paid, net of refunds                                                             84                 165



See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Accounting policies and interim results

The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company) Annual Report on Form 10-K for the year ended December 31, 2000, including the financial statements and notes thereto. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). The consolidated financial statements include the accounts of BNSF Railway and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of March 31, 2001 and the results of operations for the three-month periods ended March 31, 2001 and 2000 have been included. During the quarter ended March 31, 2001, BNSF Railway recorded $36 million of non-recurring losses related to non-rail investments in Other Income (Expense), net in the consolidated statement of income.

Certain comparative prior-year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.  Hedging activities

On January 1, 2001, BNSF Railway adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income. The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income as a separate component of Stockholder's Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

FUEL

Historically, fuel expenses approximated 10 percent of total operating expenses; however, during the first quarter of 2001 and 2000, fuel costs represented 14 percent and 12 percent of total operating expenses, respectively, reflecting significantly higher than historical fuel prices, which have continued to date. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first three months of 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. As of March 31, 2001, BNSF Railway had entered into derivatives for approximately 309 million gallons of diesel fuel at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, BNSF Railway's fuel-hedging program covers approximately 24 percent and 8 percent of estimated annual fuel purchases for 2001 and 2002, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

As a result of adopting SFAS 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income related to deferred gains on fuel hedge transactions. For the three months ended March 31, 2001, the Company recognized approximately $1 million of income associated with the ineffective portion of derivatives in fuel expense. At March 31, 2001, Accumulated Other Comprehensive Income includes a pre-tax gain of $56 million of which $41 million relates to derivative transactions that will expire in 2001. Receivables of $19 million and $50 million at March 31, 2001 and December 31, 2000, respectively, are recorded in the Company's balance sheet as part of the Other Current Assets and represent amounts due on settled fuel-hedging contracts.

3.  Comprehensive income

BNSF Railway's comprehensive income, net of tax, for the three months ended March 31, 2001 and 2000 was $229 million and $266 million, respectively. BNSF Railway's comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

The change in Accumulated Other Comprehensive Income, net of tax, for the three months ended March 31 was as follows:

                                                                                            Three Months Ended
                                                                                                  March 31
                                                                                         2001                  2000
                                                                                      ---------              ---------
                                                                                                 (in millions)
Balance at beginning of period..........................................                   $(10)                   $(7)

     Cumulative effect of adoption of SFAS No.133.......................                     56                      -

     Gain on derivative instruments, included in net income.............                    (12)                     -

     Change in fair value of derivative instruments.....................                    (10)                     -
                                                                                      ---------              ---------
Balance at end of period................................................                   $ 24                    $(7)
                                                                                      =========              =========

4.    Employee merger and separation costs

Current and long-term employee merger and separation liabilities totaling $294 million are included in the consolidated balance sheet at March 31, 2001, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first three months of 2001, the Company made employee merger and separation payments of $17 million.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen on reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative sought to eliminate approximately 200 positions, with the remaining reductions through the elimination of contract services. As of March 31, 2001, substantially all reductions have taken place. The majority of these costs have not been paid as of March 31, 2001, primarily because most severed employees have elected to receive payments over the next several years, rather than lump-sum payments.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At March 31, 2001, $47 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

5.  Commitments and contingencies

ENVIRONMENTAL

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the "Superfund" law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $24 million during the first three months of 2001 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of approximately $213 million. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2001 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway's results of operations, financial position or liquidity.

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

6.  Accounts Receivable, Net

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that evidence undivided interests in an accounts receivable master trust and mature in 2002. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. The master trust's assets included an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates. At March 31, 2001, $625 million of certificates were outstanding.

7.  Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which included payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds of $84 million and $165 million, respectively, during the first three months of 2001 and 2000, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had net intercompany receivable balances of $11 million and $68 million at March 31, 2001 and December 31, 2000, respectively, which are reflected in accounts receivable in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in ordinary course of business.

At March 31, 2001 and December 31, 2000, BNSF Railway had $1,579 million of intercompany notes payable to BNSF at a fixed interest rate of 6.9 percent. At March 31, 2001 and December 31, 2000, BNSF Railway had $205 million and $245 million, respectively, of intercompany notes payable to BNSF that had variable interest rates of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first quarter of 2001, BNSF Railway had additional borrowings of $3 million and repaid $43 million of the variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At March 31, 2001 and December 31, 2000, BNSF Railway had $657 million and $639 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $18 million increase was due to repayments from BNSF of $152 million and additional borrowings by BNSF of $170 million during the first quarter of 2001. Interest is collected semi-annually on all intercompany notes receivable. The 2001 and 2000 balances include a $130 million receivable due to SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. The receivable is due August 15, 2010 and interest is collected semi-annually. This receivable originated between SFP Pipelines Holdings, Inc. and Santa Fe Pacific Corporation (SFP). During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF. On January 2, 1998, SFP, which was then BNSF Railway's parent, merged with and into BNSF Railway. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,127 million and $1,185 million at March 31, 2001 and December 31, 2000, respectively, included in the BNSF Railway consolidated balance sheet.


Item 2.  Management's Narrative Analysis of Results of Operations

Management's narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations
---------------------

Three months ended March 31, 2001 compared with three months ended March 31,
2000

BNSF Railway recorded net income for the first quarter of 2001 of $195 million, compared with first quarter 2000 net income of $266 million. The decrease in net income is due to a $91 million decrease in operating income primarily as a result of significantly higher fuel costs, the impact of more severe winter weather conditions, higher electricity and other energy costs and increased compensation and benefit costs principally due to wage rate increases and higher benefit rates, partially offset by slightly higher freight revenues in 2001. In addition, first quarter results were impacted by non-recurring losses of $22 million, net of tax, related to non-rail investments.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the three months ended March 31, 2001 and 2000, and includes certain reclassifications of prior-year information to conform to current-year presentation:

                                                                                                            Average Revenue
                                               Revenues                      Cars/Units                      Per Car/Unit
                                     --------------------------    ----------------------------     -----------------------------
                                          2001          2000             2001           2000              2001            2000
                                     -----------    -----------    -------------    -----------     -------------    ------------
                                            (In Millions)                  (In Thousands)

Consumer                             $       806    $       799              899            901     $         897    $        887
Industrial                                   569            587              379            403             1,501           1,457
Coal                                         526            529              516            507             1,019           1,043
Agricultural Commodities                     361            325              191            175             1,890           1,857
                                     -----------    -----------    -------------    -----------     -------------    ------------
  Total Freight Revenues                   2,262          2,240            1,985          1,986     $       1,139    $      1,128
                                                                   =============    ===========     =============    ============
Other Revenues                                29             22
                                     -----------    -----------
  Total Operating Revenues           $     2,291    $     2,262
                                     ===========    ===========

Freight revenues for first quarter of 2001 were $2.26 billion, up slightly on 4 percent higher ton miles compared with first quarter of 2000. The increase in freight revenues primarily reflects increases in consumer and agricultural commodities, partially offset by lower coal and industrial revenues. Average revenue per car/unit increased one percent in the first quarter of 2001 to $1,139 from $1,128 in the first quarter of 2000.

Consumer revenues of $806 million for the first quarter of 2001 were $7 million, or 1 percent, higher than the first quarter of 2000. Consumer revenues reflect increased international shipments from Yang Ming Lines and Maersk/Sealand for the intermodal sector and increased intermodal truckload-marketing shipments with Toyota Logistics and JB Hunt. These revenue increases were partially offset by reduced revenues in direct marketing as a result of decreased loadings with UPS, Roadway and Yellow Freight. In addition, automotive revenues decreased due to a loss of Chrysler business as well as sluggish industry-wide sales.

Industrial revenues of $569 million for the first quarter of 2001 fell $18 million, or 3 percent, despite increased revenue per unit reflecting increased length of haul and selected price increases. Revenues for the first quarter of 2001 fell due to production cutbacks affecting the chemicals, forest products, and metals sectors, partially offset by slight increases in the government and machinery sector. More specifically, these decreases were a result of a reduction in the production of fertilizer and industrial chemicals in the chemicals sector and aluminum and nonferrous in the metals sector caused by high natural gas prices and reductions in the forest products sector due to weak markets and high inventories. Offsetting these decreases were increases in the minerals and machinery sectors resulting from increased government shipments of machinery and increased demand for clay and sand in the drilling industry as a result of high import oil prices. Additionally, the chemicals sector benefited slightly from increases in petroleum products due to increased liquid petroleum gas moves and new fuel movements by tank car.

Coal revenues of $526 million for the first quarter of 2001 decreased $3 million, or 1 percent, as a result of lower revenue per unit on certain contract renewals; this was partially offset by increased demand for western coal due to colder weather, tight eastern coal supplies and high natural gas prices.

Agricultural commodities revenues of $361 million for the first quarter of 2001 were $36 million, or 11 percent, higher than revenues for the first quarter of 2000 due to increased demand for soybeans moving through the Pacific Northwest to China, increased northern spring wheat moving to the upper Midwest and eastern domestic markets, and increased corn syrup, sugar and molasses shipments.

Expenses

Total operating expenses for the first quarter of 2001 were $1,873 million, an increase of $120 million, or 7 percent, over 2000.

Compensation and benefits expenses of $729 million were $32 million, or 4 percent, higher than the first quarter of 2000 primarily due to increased wage and associated employer tax and benefit expense for both the salaried and scheduled workforce, primarily reflecting wage rate increases and higher benefit rates. Additionally, impacting the first quarter of 2001 were significant increases in scheduled wages due to more severe winter weather conditions resulting in higher maintenance and additional crews. These increases were partially offset by lower employment levels and lower incentive compensation expense.

Purchased services of $261 million for the first quarter of 2001 were $3 million, or 1 percent, higher than the first quarter of 2000 principally due to increased equipment maintenance costs reflecting increased number of locomotives under maintenance contracts and more severe winter weather conditions.

Depreciation and amortization expenses for the first quarter of 2001 were $6 million, or 3 percent, higher than the same period in 2000, primarily due to a higher capital base.

Equipment rents expenses for the first quarter of 2001 of $187 million were $8 million, or 4 percent, higher than the first quarter of 2000 reflecting increased locomotive rental expense due to more locomotives under lease.

Fuel expenses of $257 million for the first quarter of 2001 were $46 million, or 22 percent, higher than the first quarter of 2000, primarily as a result of a 14-cent, or 20 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption increased slightly to 297 million gallons compared with 292 million gallons for the first quarter of 2000 due to an increase in ton-miles as a result of a change in commodity mix. The increase in the average all-in cost per gallon of diesel fuel reflects an 11-cent increase in the average purchase price per gallon as well as a decrease in the hedge benefit of 3 cents per gallon from a hedging benefit of 10 cents per gallon in the first quarter of 2000 compared with a 7-cent hedge benefit in the first quarter of 2001.

Materials and other expenses of $211 million for the first quarter of 2001 were $25 million, or 13 percent, higher than the first quarter of 2000 due to increased utilities as a result of higher rates and increased consumption due to more severe winter weather, settlement of an environmental matter, and lower income from easements. Additionally, more severe winter weather conditions increased expenses for locomotive servicing and freight car repair.

Interest expense with external and related parties of $66 million for the first quarter of 2001 was $12 million, or 15 percent, lower than the first quarter of 2000, principally reflecting lower intercompany debt levels. Total debt decreased to $3,730 million at March 31, 2001 from $3,825 million at December 31, 2000.

Other income (expense), net was $34 million higher than the first quarter of 2000, primarily due to $36 million ($22 million, net of tax) of non-recurring losses related to non-rail investments, principally: Pathnet, a telecommunications venture; and a portfolio of other non-core real estate investments.

Other Matters
-------------

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

Labor

Labor unions represent approximately 88 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF Railway's multi-employer collective bargaining representative reached a tentative agreement with the Brotherhood of Maintenance of Way Employees (BMWE) in first quarter of 2001 resolving wage, work rule and benefit issues through 2004. This agreement is subject to BMWE membership ratification, a process which should be complete by the end of second quarter 2001. BMWE represents BNSF Railway's track, bridge and building maintenance employees, about one-fourth of BNSF Railway's unionized workforce. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen (approximately one third of BNSF Railway's unionized workforce). Additionally, this agreement is subject to ratification by the UTU's membership. Health and welfare benefit issues were not resolved by this agreement, and will remain the subject of continuing negotiations.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial objectives as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in future events, changes in circumstances, or changes in beliefs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Narrative Analysis of Results of Operations section and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 describes significant aspects of BNSF Railway's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF Railway's Form 10-K for the year ended December 31, 2000.

COMMODITY PRICE SENSITIVITY

As discussed in Note 2 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of March 31, 2001. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                        March 31, 2001
                                    ---------------------------------------------------
                                          Maturity Date
                                    -----------------------                     Fair
                                          2001         2002       Total       Value (1)
                                    ----------    ---------    ---------    -----------
Diesel Fuel Swaps:
    Gallons (in millions)                  208          101          309            $56
    Weighted average price per           $0.49        $0.50        $0.50              -
    gallon

(1) Represents gains (in millions) in Accumulated Other Comprehensive Income based on the price of Gulf Coast #2 heating oil.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                          PART II  OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K

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



                           THE BURLINGTON NORTHERN AND
                           SANTA FE RAILWAY COMPANY
                           (Registrant)



Dated:  May 7, 2001        By: /s/  Dennis R. Johnson
                           ------------------------------------------------
                           Dennis R. Johnson
                           Vice President and Controller
                           (On behalf of the Registrant and as principal
                           accounting officer)

             THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY

                                 Exhibit Index


12.1    Computation of Ratio of Earnings to Fixed Charges.