Form 10-Q
period 2001-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 2001-08-03
CIK 15511

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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


                                (817) 333-2000
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares
     Class                                     Outstanding at July 20, 2001
     -----                                     ----------------------------

Common stock, $1.00 par value*                          1,000 shares

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                             (Dollars in Millions)
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                     --------------------   -------------------
                                       2001        2000       2001       2000
                                     --------    --------   --------    -------

Revenues                             $  2,269    $  2,260   $  4,561    $ 4,522
                                     --------    --------   --------    -------

Operating expenses:
  Compensation and benefits               694         677      1,423      1,375
  Purchased services                      274         250        536        508
  Depreciation and amortization           230         223        458        444
  Equipment rents                         190         176        377        355
  Fuel                                    246         219        503        430
  Materials and other                     209         233        420        419
                                     --------    --------   --------    -------
    Total operating expenses            1,843       1,778      3,717      3,531
                                     --------    --------   --------    -------

Operating income                          426         482        844        991
Interest expense                           42          47         87         94
Interest expense, related parties          21          29         42         60
Other income (expense), net                 4           3        (33)         -
                                     --------    --------   --------    -------

Income before income taxes                367         409        682        837
Income tax expense                        135         152        255        314
                                     --------    --------   --------    -------

Net income                           $    232    $    257   $    427    $   523
                                     ========    ========   ========    =======

See accompanying notes to consolidated financial statements.

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Millions)
                                  (Unaudited)



                                                                       June 30,            December 31,
ASSETS                                                                   2001                  2000
                                                                  -----------------     -----------------
Current assets:
  Cash and cash equivalents                                       $             215     $             117
  Accounts receivable, net                                                      328                   381
  Materials and supplies                                                        214                   220
  Current portion of deferred income taxes                                      296                   299
  Other current assets                                                           88                   125
                                                                  -----------------     -----------------
    Total current assets                                                      1,141                 1,142

Property and equipment, net                                                  22,535                22,286
Other assets                                                                    980                 1,008
                                                                  -----------------     -----------------
      Total assets                                                $          24,656     $          24,436
                                                                  =================     =================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable and other current liabilities                  $           1,736     $           1,921
  Long-term debt due within one year                                            237                   232
                                                                  -----------------     -----------------
      Total current liabilities                                               1,973                 2,153

Long-term debt                                                                2,326                 2,408
Intercompany notes payable, net                                               1,313                 1,185
Deferred income taxes                                                         6,554                 6,398
Casualty and environmental liabilities                                          422                   430
Employee merger and separation costs                                            233                   262
Other liabilities                                                             1,035                 1,026
                                                                  -----------------     -----------------
      Total liabilities                                                      13,856                13,862
                                                                  -----------------     -----------------

Commitments and contingencies (see notes 2 and 6)

Stockholder's equity:
  Common stock, $1 par value (1,000 shares authorized, issued
  and outstanding) and paid-in capital                                        4,707                 4,706
  Retained earnings                                                           6,070                 5,878
  Accumulated other comprehensive income (deficit)                               23                   (10)
                                                                  -----------------     -----------------
      Total stockholder's equity                                             10,800                10,574
                                                                  -----------------     -----------------
      Total liabilities and stockholder's equity                  $          24,656     $          24,436
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

     THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                    ----------------------------------
                                                                                          2001                2000
                                                                                    --------------      --------------
Operating Activities:
  Net income                                                                        $          427      $          523
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                            458                 444
      Deferred income taxes                                                                    139                 133
      Employee merger and separation costs paid                                                (27)                (32)
      Other, net                                                                                23                  44
      Changes in current assets and liabilities:
        Accounts receivable, net                                                                53                   2
        Materials and supplies                                                                   6                  51
        Other current assets                                                                    37                 (28)
        Accounts payable and other current liabilities                                        (193)               (266)
                                                                                    --------------      --------------
Net cash provided by operating activities                                                      923                 871
                                                                                    --------------      --------------
Investing Activities:
  Capital expenditures                                                                        (637)               (636)
  Other, net                                                                                   (14)                (94)
                                                                                    --------------      --------------
Net cash used for investing activities                                                       ( 651)              ( 730)
                                                                                    --------------      --------------
Financing Activities:
  Proceeds from issuance of long-term debt                                                       -                  50
  Payments on long-term debt                                                                   (68)                (98)
  Net increase (decrease) in intercompany notes payable, net                                   128                 (26)
  Dividends paid                                                                              (235)                  -
  Other, net                                                                                     1                   -
                                                                                    --------------      --------------
Net cash used for financing activities                                                        (174)               ( 74)
                                                                                    --------------      --------------

Increase in cash and cash equivalents                                                           98                  67
Cash and cash equivalents:
  Beginning of period                                                                          117                  79
                                                                                    --------------      --------------
  End of period                                                                     $          215      $          146
                                                                                    ==============      ==============
Supplemental cash flow information:
  Interest paid, net of amounts capitalized                                         $          139      $          156
  Income taxes paid, net of refunds                                                            141                 258

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of June 30, 2001 and the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000 have been included. During the first quarter of 2001, BNSF Railway recorded $36 million of pretax non-recurring losses related to non-rail investments in Other Income (Expense), net. In addition, during the second quarter of 2000, BNSF Railway recorded $42 million pretax of non-recurring charges related to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

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

FUEL

Fuel costs represented 14 percent and 12 percent of total operating expenses during the first six months of 2001 and 2000, respectively, reflecting significantly higher than historical fuel prices, which have continued to date. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first six months of 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that qualify and are accounted for as cash flow hedges. As of June 30, 2001, BNSF Railway had entered into derivatives for approximately 240 million gallons of diesel fuel at an average price of approximately 50 cents per gallon. The above price does not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. Currently, BNSF Railway's fuel-hedging program covers approximately 24 percent of estimated fuel purchases for the remainder of 2001 and 8 percent for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income related to deferred gains on fuel hedge transactions as of January 1, 2001. For the three-month period ended June 30, 2001, the Company recognized a loss of $600 thousand associated with the ineffective portion of derivatives in fuel expense. For the six-month period ended June 30, 2001, the Company recognized income of approximately $400 thousand associated with the ineffective portion of derivatives in fuel expense. At June 30, 2001, Accumulated Other Comprehensive Income includes a pre-tax gain of $53 million of which $35 million relates to derivative transactions that will expire in 2001. Receivables of $17 million and $50 million at June 30, 2001 and December 31, 2000, respectively, are recorded in the Company's balance sheet as part of the Other Current Assets and represent amounts due on settled fuel-hedging contracts.

3.  COMPREHENSIVE INCOME

BNSF Railway's comprehensive income, net of tax, was $231 million and $460 million for the three and six months ended June 30, 2001, respectively, compared with $257 million and $523 million for the three and six months ended June 30, 2000, respectively. BNSF Railway's comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

The change in Accumulated Other Comprehensive Income (Deficit), net of tax, is presented in the following table:


                                                                           Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                            2001        2000                2001         2000
                                                                        ------------------------        ------------------------
                                                                              (in millions)                   (in millions)
Balance at beginning of period                                              $ 24       $ (7)                $ (10)    $  (7)
   Cumulative effect of adoption of SFAS No. 133, net................          -          -                    56         -
   Gain on derivative instruments, included in net income............        (11)         -                   (23)        -
   Change in fair value of derivative instruments....................         10          -                     -         -
                                                                        ------------------------        ------------------------
Balance at end of period                                                    $ 23       $ (7)                $  23     $  (7)
                                                                        ========================        ========================

4.  ACCOUNTS RECEIVABLE, NET

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. At June 30, 2001, $625 million of certificates were outstanding compared to $600 million at December 31, 2000, which provided $25 million of cash for the first six months of 2001. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates.

5.  EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $279 million are included in the consolidated balance sheet at June 30, 2001, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain salaried employee severance costs. During the first six months of 2001, the Company made employee merger and separation payments of $27 million and reduced its liability by $4 million to reflect a change in estimates.

During the second quarter of 2000, the Company incurred $22 million of costs for severance, medical and other benefit costs for approximately 150 involuntarily terminated employees, primarily material handlers in mechanical shops and trainmen on reserve boards, as part of the Company's ongoing initiatives to reduce operating expense by improving its efficiency. The initiative eliminated approximately 200 positions, including reductions through the elimination of contract services. The majority of these severed employees have elected to receive payments over the next several years, rather than lump-sum payments.

Liabilities related to the consolidation of clerical functions are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At June 30, 2001, $46 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

6.  COMMITMENTS AND CONTINGENCIES

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 389 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $44 million during the first six months of 2001 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of approximately $208 million at June 30, 2001. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2001 will be paid over the next five years. No individual site is considered to be material.

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

7.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which included payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $141 million and $258 million, respectively, during the first six months of 2001 and 2000, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had net intercompany receivable balances of $66 million and $68 million at June 30, 2001 and December 31, 2000, respectively, which are reflected in accounts receivable in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in ordinary course of business.

At June 30, 2001 and December 31, 2000, BNSF Railway had $1,459 million and $1,579 million, respectively, of intercompany notes payable to BNSF that had a fixed interest rate of 6.90 percent. At June 30, 2001 and December 31, 2000, BNSF Railway had $220 million and $245 million, respectively, of intercompany notes payable to BNSF that had variable interest rates of 1.00 percent above the monthly average daily effective Federal Funds rate. During the first six months of 2001, BNSF Railway had additional borrowings of $32 million and repaid $57 million of the variable rate notes. During the first six months of 2001, BNSF Railway also repaid $120 million of the 6.90 percent fixed rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At June 30, 2001 and December 31, 2000, BNSF Railway had $366 million and $639 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.00 percent above the monthly average daily effective Federal Funds rate. The $273 million decrease was due to repayments from BNSF of $598 million and additional borrowings by BNSF of $325 million during the first six months of 2001. Interest is collected semi-annually on all intercompany notes receivable. The 2001 and 2000 balances include a $130 million receivable due to SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. The receivable is due August 15, 2010 and interest is collected semi-annually. This receivable originated between SFP Pipelines Holdings, Inc. and Santa Fe Pacific Corporation (SFP). During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF. On January 2, 1998, SFP, which was then BNSF Railway's parent, merged with and into BNSF Railway. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,313 million and $1,185 million at June 30, 2001 and December 31, 2000, respectively, included in its consolidated balance sheet.

During the second quarter of 2001, BNSF Railway paid a dividend of $235 million to BNSF.

8.  INCOME TAXES

During the first six months of 2001, the effective tax rate decreased primarily due to permanent adjustments and lower pretax income.

Item 2.  Management's Narrative Analysis of Results of Operations

Management's narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations
---------------------

Six months ended June 30, 2001 compared with six months ended June 30, 2000

BNSF Railway recorded net income for the first six months of 2001 of $427 million compared with $523 million for the first six months of 2000. The decrease in net income is due to a $147 million decrease in operating income primarily as a result of significantly higher fuel costs and higher compensation and benefit costs principally due to wage rate increases and higher health and welfare costs. The first quarter of 2001 was impacted by more severe winter weather conditions, non-recurring losses of $36 million pretax related to non-rail investments and the second quarter of 2001 was impacted by flooding in the upper Midwest. In addition, the second quarter of 2000 included $42 million pretax of non-recurring charges due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the six months ended June 30, 2001 and 2000 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                                            Average Revenue
                                               Revenues                      Cars/Units                      Per Car/Unit
                                     --------------------------    ----------------------------     -----------------------------
                                         2001           2000             2001           2000              2001            2000
                                     -----------    -----------    -------------    -----------     -------------    ------------
                                            (In Millions)                  (In Thousands)
Consumer                           $       1,649    $     1,651            1,832          1,869     $         900    $        883
Industrial                                 1,156          1,181              781            812             1,480           1,454
Coal                                       1,058          1,054            1,043            994             1,014           1,060
Agricultural Commodities                     639            590              346            325             1,847           1,815
                                     -----------    -----------    -------------    -----------     -------------    ------------
Total Freight Revenues                     4,502          4,476            4,002          4,000     $       1,125    $      1,119
                                                                   =============    ===========     =============    ============
Other Revenues                                59             46
                                     -----------    -----------
Total Operating Revenues           $       4,561  $       4,522
                                     ===========    ===========

Total revenues of $4,561 million for the first six months of 2001 were $39 million higher than revenues of $4,522 million for the first six months of 2000. The increase primarily reflects increases in the coal and agricultural commodities sectors, partially offset by lower consumer and industrial revenues. Average revenue per car/unit increased to $1,125 from $1,119 for the first six months of 2000.

Consumer revenues of $1,649 million for the first six months of 2001 were $3 million lower than the first six months of 2000 as a result of decreased loadings with UPS, Roadway, and Yellow Freight. The loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of sluggish industry-wide sales affected automotive revenues. Additionally, the recent loss in 2001 of some automotive contract business is expected to affect future automotive revenues. However, lower revenues in automotive and domestic intermodal shipments were partially offset by significant growth in intermodal truckload business with NUMMI and J.B. Hunt, increased international revenues, and dry boxcar business due to strong beverage shipments.

Industrial revenues of $1,156 million for the first six months of 2001 were $25 million, or 2 percent, lower than the first six months of 2000, despite the increased revenue per unit reflecting increased length of haul and selected price increases. Revenues for the first six months of 2001 fell due to continued production cutbacks affecting the chemicals, forest products and metals sectors, partially offset by increases in the minerals and machinery sectors resulting from government shipments of machinery and increased demand for clay and sand in the drilling industry as a result of high import oil prices.

Coal revenues of $1,058 million for the first six months of 2001 increased $4 million as a result of increased demand for electricity, tight eastern coal supplies and high natural gas prices; this was partially offset by lower revenue per car/unit on certain contract renewals.

Agricultural products revenues of $639 million for the first six months of 2001 were $49 million, or 8 percent, higher than revenues for the first six months of 2000, primarily due to an increased demand in all sectors. Average revenue per car/unit increased 2 percent to $1,847 from the first six months of 2000 of $1,815 due to overall increased length of haul.

Expenses

Total operating expenses for the first six months of 2001 were $3,717 million, an increase of $186 million, or 5 percent, over the first six months of 2000, reflecting an increase of $73 million in fuel expense over the first six months of 2000 as the average cost of diesel fuel per gallon increased approximately 11 cents. Expenses other than fuel were higher primarily due to flooding in the upper Midwest, more severe winter weather conditions, higher wages and increased health and welfare costs.

Compensation and benefits expenses of $1,423 million were $48 million, or 4 percent, higher than the first six months of 2000 primarily due to wage rate increases and higher benefit rates. Additionally, significant increases in scheduled wages due to more severe winter weather conditions resulting in higher maintenance and additional crews. These increases were partially offset by lower employment levels and lower incentive compensation expense.

Purchased services of $536 million for the first six months of 2001 were $28 million, or 6 percent, higher than the first six months of 2000 primarily due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, increased drayage and expenses as a result of flooding in the upper Midwest, higher equipment maintenance due to more locomotives under contract, and increased haulage expense.

Depreciation and amortization expenses of $458 million for the first six months of 2001 were $14 million, or 3 percent, higher than the second quarter of 2000 primarily due to a higher capital. Equipment rents expenses for the first six months of 2001 of $377 million were $22 million, or 6 percent, higher than the first six months of 2000 as a result of increased rental expense due to more railcars and locomotives under lease.

Fuel expenses of $503 million for the first six months of 2001 were $73 million, or 17 percent, higher than the first six months of 2000 as a result of a 11-cent, or 15 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption was higher in the first six months of 2001 at 590 million gallons compared with 578 million gallons in the first six months of 2000 due to an increase in ton-miles. This was partially offset by gross ton-miles per gallon which increased to 751 from 745 compared with the first six months of 2000, principally due to a shift in commodity mix. The increase in the average all-in cost per gallon of diesel fuel includes a 7-cent increase in the average purchase price as well as a decrease in the hedge benefit of 4 cents per gallon as compared with a 10-cent hedge benefit for the first six months of 2000.

Materials and other expenses of $420 million for the first six months of 2001 were $1 million higher than the first six months of 2000 principally reflecting increased utilities as a result of higher rates and increased consumption due to more severe winter weather conditions, lower income from easements, increased locomotive servicing and freight car repair due to more severe winter weather conditions, increased costs caused by flooding in the upper Midwest and higher environmental and casualty expenses. These increases were offset by $42 million pretax of non-recurring charges in the first six months of 2000 due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense with external and related parties of $129 million for the first six months of 2001 was $25 million, or 16 percent, lower than in the first six months of 2000, principally reflecting lower intercompany debt levels. Total debt decreased to $3,876 million at June 30, 2001 from $4,260 million at June 30, 2000.

Other income (expense), net was $33 million higher than in the first six months of 2000 primarily due to $36 million of non-recurring losses related to non-rail investments, principally: Pathnet, a telecommunications venture; and a portfolio of other non-core real-estate investments.

Income tax expense of $255 million for the first six months of 2001 was $59 million, or 19 percent, lower than the first six months of 2000 primarily due to permanent adjustments and lower pretax income.

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

Labor

Labor unions represent approximately 88 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF Railway's multi-employer collective bargaining representative, has reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented July 2001. BMWE represents BNSF Railway's track, bridge and building maintenance employees, or about one-fourth of BNSF Railway's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW) resolving wage and work rule issues through 2004. The agreement leaves health and welfare benefit issues for settlement in separate talks with other railroad unions, and is subject to ratification by IBEW members. The ratification process should be completed in the third quarter of 2001. IBEW represents about five percent of BNSF Railway's unionized workforce. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF Railway's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU, and remain the subject of continuing negotiations.

Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which was effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which is effective for fiscal years after December 15, 2001, eliminates the pooling method of accounting for a business combination and requires that all combinations be accounted for using the purchase method. SFAS No. 142 addresses accounting for identifiable intangible assets, eliminates the amortization of goodwill, and provides specific steps for testing the impairment of goodwill. The Company's historical consolidated financial statements will be unaffected by these new standards.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of
the federal securities laws.   Forward-looking statements involve a number of
risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation in the transportation industry, the extent to which the Company is successful in gaining new long-term contractual relationships or retaining existing ones, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives, as well as natural events such as severe weather, floods and earthquakes. The factors noted, individually or in combination could, among other things, limit demand and pricing, affect costs and the feasibility of certain operations, or affect traffic and pricing levels.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs.

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

COMMODITY PRICE SENSITIVITY

As discussed in Note 2 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of June 30, 2001. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                    June 30, 2001
                                     -----------------------------------------
                                       Maturity Date
                                     ----------------                 Fair
                                      2001      2002       Total    Value (1)
                                     ------    ------     -------  -----------
Diesel Fuel Swaps:
    Gallons (in millions)............    139       101       240      $53
    Weighted average price per
      gallon.........................  $0.49     $0.50     $0.50        -

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



                           THE BURLINGTON NORTHERN AND
                           SANTA FE RAILWAY COMPANY
                           (Registrant)



                           By: /s/ Dennis R. Johnson
                              -------------------------------
                           Dennis R. Johnson
                           Vice President and Controller
                           (On behalf of the Registrant and as principal accounting officer)

Fort Worth, Texas
August 2, 2001

              THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY

                                 Exhibit Index


12.1    Computation of Ratio of Earnings to Fixed Charges