Form 10-Q
period 2001-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 2001-11-06
CIK 15511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No_____
                                       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Shares
            Class                           Outstanding at October 19, 2001
            -----                           -------------------------------

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

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              (Dollars in Millions)
                                   (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                          September 30,          September 30,
                                        ------------------    ------------------
                                         2001       2000       2001       2000
                                        -------    -------    -------    -------
Revenues                                $ 2,341    $ 2,342    $ 6,902    $ 6,864
                                        -------    -------    -------    -------

Operating expenses:
 Compensation and benefits                  714        674      2,137      2,049
 Purchased services                         275        263        811        771
 Depreciation and amortization              222        225        680        669
 Equipment rents                            185        192        562        547
 Fuel                                       240        231        743        661
 Materials and other                        205        187        625        606
                                        -------    -------    -------    -------
  Total operating expenses                1,841      1,772      5,558      5,303
                                        -------    -------    -------    -------

Operating income                            500        570      1,344      1,561
Interest expense                             43         45        130        139
Interest expense, related parties            24         25         66         85
Other income (expense), net                 (12)        (2)       (45)        (2)
                                        -------    -------    -------    -------

Income before income taxes                  421        498      1,103      1,335
Income tax expense                          158        189        413        503
                                        -------    -------    -------    -------

Net income                              $   263    $   309    $   690    $   832
                                        =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)
                                   (Unaudited)


                                                                      September 30,        December 31,
ASSETS                                                                    2001                 2000
                                                                        --------             --------
Current assets:
   Cash and cash equivalents                                            $    215             $    117
   Accounts receivable, net                                                  298                  381
   Materials and supplies                                                    207                  220
   Current portion of deferred income taxes                                  314                  299
   Other current assets                                                      141                  125
                                                                        --------             --------
     Total current assets                                                  1,175                1,142

Property and equipment, net                                               22,833               22,286
Other assets                                                                 832                1,008
                                                                        --------             --------
     Total assets                                                       $ 24,840             $ 24,436
                                                                        ========             ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable and other current liabilities                       $  1,850             $  1,921
   Long-term debt due within one year                                        387                  232
                                                                        --------             --------
     Total current liabilities                                             2,237                2,153

Long-term debt                                                             2,105                2,408
Intercompany notes payable, net                                            1,076                1,185
Deferred income taxes                                                      6,683                6,398
Casualty and environmental liabilities                                       419                  430
Employee merger and separation costs                                         212                  262
Other liabilities                                                          1,050                1,026
                                                                        --------             --------
     Total liabilities                                                    13,782               13,862
                                                                        --------             --------
Commitments and contingencies (see notes 2, 5 and 6)

Stockholder's equity:
   Common stock, $1 par value (1,000 shares authorized, issued
   and outstanding) and paid-in capital                                    4,706                4,706
   Retained earnings                                                       6,334                5,878
   Accumulated other comprehensive income (deficit)                           18                  (10)
                                                                        --------             --------
     Total stockholder's equity                                           11,058               10,574
                                                                        --------             --------
     Total liabilities and stockholder's equity                         $ 24,840             $ 24,436
                                                                        ========             ========

See accompanying notes to consolidated financial statements.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                          -----------------------
                                                                                            2001           2000
                                                                                          -------         -------
  Operating Activities:
   Net income                                                                             $   690         $   832
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            680             669
     Deferred income taxes                                                                    254             248
     Employee merger and separation costs paid                                                (38)            (47)
     Other, net                                                                                45              64
     Changes in current assets and liabilities:
       Accounts receivable, net                                                                83              10
       Materials and supplies                                                                  13              53
       Other current assets                                                                    22             (39)
       Accounts payable and other current liabilities                                         (90)           (179)
                                                                                          -------         -------
  Net cash provided by operating activities                                                 1,659           1,611
                                                                                          -------         -------
  Investing Activities:
   Capital expenditures                                                                    (1,061)           (990)
   Other, net                                                                                  (7)           (139)
                                                                                          -------         -------
  Net cash used for investing activities                                                   (1,068)         (1,129)
                                                                                          -------         -------

  Financing Activities:
   Proceeds from issuance of long-term debt                                                    --              50
   Payments on long-term debt                                                                (151)           (140)
   Net increase (decrease) in intercompany notes payable, net                                (109)           (343)
   Dividends paid                                                                            (235)             --
   Other, net                                                                                   2              --
                                                                                          -------         -------
  Net cash used for financing activities                                                     (493)           (433)
                                                                                          -------         -------

  Increase in cash and cash equivalents                                                        98              49
  Cash and cash equivalents:
   Beginning of period                                                                        117              79
                                                                                          -------         -------
   End of period                                                                          $   215         $   128
                                                                                          =======         =======

  Supplemental cash flow information:
   Interest paid, net of amounts capitalized                                              $   184         $   203
   Income taxes paid, net of refunds                                                          142             338

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway's consolidated financial position as of September 30, 2001 and the consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been included.

During the first and third quarters of 2001, BNSF Railway recorded $36 million of pretax ($22 million, net of tax) and $11 million (pre- and net of tax) losses, respectively, related to non-rail investments in Other Income (Expense), net. Freight revenues for the third quarter of 2001 include a $32 million settlement related to a transportation contract. During the second quarter of 2000, BNSF Railway recorded expense of $42 million pretax ($26 million, net of tax) primarily related to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives in Materials and Other.

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

FUEL

Fuel costs represented 13 percent of total operating expenses for both nine-month periods ending September 30, 2001 and 2000, reflecting significantly higher than historical fuel prices. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first nine months of 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2001, BNSF Railway had entered into fuel swap agreements for approximately 362 million gallons of diesel fuel at an average price of approximately 56 cents per gallon. Additionally, as of September 30, 2001, BNSF Railway had entered into costless collar agreements effective through 2002 for approximately 50 million gallons of diesel fuel at an average call price of approximately 65 cents per gallon and an average put price of approximately 57 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. At September 30, 2001, BNSF Railway's fuel-hedging program covered approximately 50 percent of estimated fuel purchases for the fourth quarter of 2001. Fuel swaps and costless collars cover 22 percent of estimated fuel purchases for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. BNSF Railway also monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income related to deferred gains on fuel-hedge transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in other comprehensive income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI will be reclassified to earnings and recognized in fuel expense. For the three-month period ended September 30, 2001, the Company recognized a loss of $400 thousand related to the ineffective portion of derivatives in fuel expense. For the nine-month period ended September 30, 2001, the Company did not recognize any gain or loss related to the ineffective portion of derivatives in fuel expense. At September 30, 2001, Accumulated Other Comprehensive Income includes a pretax gain of $44 million of which $38 million relates to derivative transactions that will expire through the third quarter of 2002. Settled fuel hedging contracts in Other Current Assets of $14 million and $50 million at September 30, 2001 and December 31, 2000, respectively, are recorded in the Company's balance sheet.

3.  COMPREHENSIVE INCOME

BNSF Railway's comprehensive income, net of tax, was $258 million and $718 million for the three and nine months ended September 30, 2001, respectively, compared with $309 million and $832 million, for the three and nine months ended September 30, 2000, respectively. BNSF Railway's comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

The change in Accumulated Other Comprehensive Income (Deficit), net of tax, is presented in the following table:

                                                                             Three Months             Nine Months
                                                                                 Ended                   Ended
                                                                             September 30,           September 30,
                                                                             2001      2000         2001       2000
                                                                           -------------------    --------------------
                                                                             (in millions)           (in millions)
Balance at beginning of period ........................................        $ 23     $ (7)          $(10)     $ (7)
       Cumulative effect of adoption of SFAS No. 133, net .............           -        -             56         -
       Gain on derivative instruments, included in net income..........          (9)       -            (32)        -
       Change in fair value of derivative instruments..................           4        -              4         -
                                                                           -------------------    --------------------
Balance at end of period...............................................        $ 18     $ (7)          $ 18      $ (7)
                                                                           ===================    ====================

4.  ACCOUNTS RECEIVABLE, NET

In the first quarter of 2001, BNSF Railway, through a special purpose subsidiary, increased capacity to sell variable rate certificates that mature in 2002 and evidence undivided interests in an accounts receivable master trust. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement increased by $100 million to $700 million. At September 30, 2001, $625 million of certificates were outstanding compared to $600 million at December 31, 2000, which provided $25 million of cash for the first nine months of 2001. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable which are used to support the certificates.

5.  EMPLOYEE MERGER AND SEPARATION COSTS

Current and long-term employee merger and separation liabilities totaling $261 million are included in the consolidated balance sheet at September 30, 2001, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and
(iii) certain salaried employee severance costs. During the first nine months of 2001, the Company made employee merger and separation payments of $38 million and reduced its liability by $11 million to reflect a change in estimates.

Liabilities related to the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards are paid to affected employees in the form of a lump-sum payment or payments made over five to ten years, or in some cases, through retirement. Liabilities related to deferred benefits payable to certain active conductors, trainmen and locomotive engineers are paid upon the employees' separation or retirement. Liabilities principally related to certain remaining salaried employee severances will be paid in the form of a lump sum payment or over the next several years based on deferral elections made by affected employees. At September 30, 2001, $49 million of the remaining liabilities are included within current liabilities for anticipated costs to be paid over the next twelve months.

BNSF Railway initiated a program that will reduce its workforce by approximately 400 positions in the fourth quarter of 2001. The reductions are primarily made up of salaried positions and as a result of these reductions, a charge currently estimated at $75 million will be recorded during the fourth quarter. In addition, the Company will continue to reduce the size of its clerical workforce and expects an additional reduction of approximately 250 positions over the next 15 months. No significant costs have been, or are anticipated to be incurred as a result of eliminating these clerical positions.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory clean-up efforts at approximately 388 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $56 million during the first nine months of 2001 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of approximately $208 million at September 30, 2001. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2001 will be paid over the next five years. No individual site is considered to be material.

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

7.  RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $142 million and $338 million, respectively, during the first nine months of 2001 and 2000, which are reflected in changes in current assets and liabilities in the consolidated statement of cash flows.

BNSF Railway had a net intercompany payable balance of $12 million and a net intercompany receivable balance of $68 million at September 30, 2001 and December 31, 2000, respectively, which are reflected in accounts receivable in the consolidated balance sheet. Net intercompany receivable or payable balances are settled in ordinary course of business.

At September 30, 2001 and December 31, 2000, BNSF Railway had $1,459 million and $1,579 million, respectively, of intercompany notes payable to BNSF that had a fixed interest rate of 6.90 percent. At September 30, 2001 and December 31, 2000, BNSF Railway had $195 million and $245 million, respectively, of intercompany notes payable to BNSF that had variable interest rates of 1.00 percent above the monthly average daily effective Federal Funds rate. During the first nine months of 2001, BNSF Railway had additional borrowings of $35 million and repaid $85 million of the variable rate notes. During the first nine months of 2001, BNSF Railway also repaid $120 million of the 6.90 percent fixed rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest expense, related parties in the consolidated income statement. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At September 30, 2001 and December 31, 2000, BNSF Railway had $578 million and $639 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.00 percent above the monthly average daily effective Federal Funds rate. The $61 million decrease was due to repayments from BNSF of $598 million and additional borrowings by BNSF of $537 million during the first nine months of 2001. Interest is collected semi-annually on all intercompany notes receivable. The 2001 and 2000 balances include a $130 million receivable due to SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. The receivable is due August 15, 2010 and interest is collected semi-annually. This receivable originated between SFP Pipelines Holdings, Inc. and Santa Fe Pacific Corporation (SFP). During 1997, BNSF assumed the note payable from SFP and SFP recognized the assumption as a capital contribution from BNSF. On January 2, 1998, SFP, which was then BNSF Railway's parent, merged with and into BNSF Railway. Interest income on intercompany notes receivable is reflected in interest expense, related parties in the consolidated income statement.

In the BNSF Railway consolidated balance sheet, the intercompany notes payable are presented net of the intercompany notes receivable discussed above. BNSF Railway had net intercompany notes payable balances of $1,076 million and $1,185 million at September 30, 2001 and December 31, 2000, respectively, included in its consolidated balance sheet.

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

Results of Operations
---------------------

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000

BNSF Railway recorded net income for the first nine months of 2001 of $690 million as compared with $832 million for the first nine months of 2000. The decrease in net income is primarily due to a $217 million decrease in operating income as a result of significantly higher fuel costs, and higher compensation and benefit costs primarily due to wage rate increases and higher health and welfare costs.

The first quarter of 2001 was impacted by more severe winter weather conditions and losses of $36 million pretax ($22 million, net of tax) related to non-rail investments, and the second quarter of 2001 was impacted by flooding in the upper Midwest. In the third quarter 2001, BNSF Railway recognized a $32 million transportation contract settlement and an $11 million loss (pre- and net of tax) related to non-rail investments. Offsetting these decreases was a $42 million pretax ($26 million, net of tax) charge in the second quarter 2000 for employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Revenues

The following table presents BNSF Railway's revenue information by commodity for the nine months ended September 30, 2001 and 2000 and includes certain reclassifications of prior year information to conform to current year presentation:

                                                                                               Average Revenue
                                            Revenues                  Cars/Units                 Per Car/Unit
                                      --------------------       --------------------        --------------------
                                        2001        2000           2001        2000            2001          2000
                                      -------     --------       --------    --------        --------     --------
                                          (In Millions)             (In Thousands)
Consumer                              $ 2,536     $  2,518          2,811       2,873        $    902     $    876
Industrial                              1,732        1,764          1,178       1,227           1,470        1,438
Coal                                    1,577        1,603          1,574       1,512           1,002        1,060
Agricultural Commodities                  970          910            527         501           1,841        1,816
                                      -------     --------       --------    --------        --------     --------
Total Freight Revenues                  6,815        6,795          6,090       6,113        $  1,119     $  1,112
                                                                 ========    ========        ========     ========
Other Revenues                             87           69
                                      -------     --------
Total Operating Revenues              $ 6,902     $  6,864
                                      =======     ========

Total revenues of $6,902 million for the first nine months of 2001 were $38 million higher than revenues of $6,864 million for the first nine months of 2000. Freight revenues include a $32 million transportation contract settlement in the third quarter 2001. Average revenue per car/unit increased slightly to $1,119 as compared with $1,112 for the first nine months of 2000.

Consumer revenues of $2,536 million for the first nine months of 2001 were $18 million higher than the first nine months of 2000 as a result of the transportation contract settlement, solid growth in truckload business, increased international revenues, and increases in dry boxcar business due to strong beverage shipments. Increases in the first nine months of 2001 were partially offset by decreased loadings in the Less-Than-Truckload (LTL) sector and the loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of sluggish industry-wide sales. Additionally, some automotive contract business was lost at the end of the third quarter of 2001 and is expected to affect future automotive revenues.

Industrial revenues of $1,732 million for the first nine months of 2001 were $32 million, or 2 percent, lower than the first nine months of 2000, despite increased revenue per car/unit as a result of increased length of haul and selected price increases. Revenues for the first nine months of 2001 fell due to continued production cutbacks affecting the chemicals, forest products and metals sectors. These decreases were partially offset by increases in the minerals and machinery sectors resulting from increases in government shipments of machinery and increased demand for clay and sand in the drilling industry as a result of high import oil prices, and increases in aggregates shipments.

Coal revenues of $1,577 million for the first nine months of 2001 decreased $26 million, or 2 percent, despite increased demand due to colder weather, tight eastern coal supplies, and high natural gas prices. The decrease was a result of lower revenue per car/unit on certain contract renewals that occurred at the beginning of the year.

Agricultural products revenues of $970 million for the first nine months of 2001 were $60 million, or 7 percent, higher than revenues for the first nine months of 2000, primarily due to an increased demand in all domestic sectors, partially offset by a decline in wheat exports. Additionally, average revenue per car/unit increased due to increases in length of haul.

Expenses

Total operating expenses for the first nine months of 2001 were $5,558 million, an increase of $255 million, or 5 percent, over the first nine months of 2000, primarily due to an increase of $82 million in fuel expense over the first nine months of 2000 as the average cost of diesel fuel per gallon increased approximately 9 cents. Expenses other than fuel were higher primarily due to flooding in the upper Midwest, more severe winter weather conditions, higher wages and increased health and welfare costs.

Compensation and benefits expenses of $2,137 million were $88 million, or 4 percent, higher than the first nine months of 2000 primarily due to wage rate increases and higher benefit rates. In addition, scheduled wages were significantly higher in the first and second quarters of 2001 as a result of more severe winter weather conditions requiring increased maintenance and additional crews. These increases were partially offset by lower employment levels and lower incentive compensation expense compared with the same periods in 2000.

Purchased services of $811 million for the first nine months of 2001 were $40 million, or 5 percent, higher than the first nine months of 2000 primarily due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, increased drayage and other expenses as a result of flooding in the upper Midwest, higher equipment maintenance due to more locomotives under contract, and increased haulage expense.

Depreciation and amortization expenses of $680 million for the first nine months of 2001 were $11 million, or 2 percent, higher than the first nine months of 2000, primarily due to a higher capital base.

Equipment rents expenses for the first nine months of 2001 of $562 million were $15 million, or 3 percent, higher than the first nine months of 2000 as a result of increased rental expense due to more railcars and locomotives under lease, partially offset by higher off-line receipts and lower rental rates, as well as a reduction in leased trailer and container equipment.

Fuel expenses of $743 million for the first nine months of 2001 were $82 million, or 12 percent, higher than the first nine months of 2000, as a result of a 9-cent, or 11 percent, increase in the average all-in cost per gallon of diesel fuel. Consumption was higher in the first nine months of 2001 at 881 million gallons compared with 871 million gallons in the first nine months of 2000 due to an increase in ton-miles. However, gross ton-miles per gallon increased to 760 from 753 compared with the first nine months of 2000. This was attributable to more fuel efficient commodity mix, newer locomotive fleet and new fuel economy initiatives. The increase in the average all-in cost per gallon of diesel fuel includes a 3-cent increase in the average purchase price as well as a decrease in the hedge benefit of 6 cents per gallon from a 12-cent hedge benefit for the first nine months of 2000.

Materials and other expenses of $625 million for the first nine months of 2001 were $19 million, or 3 percent, higher than the first nine months of 2000 principally reflecting increased utilities as a result of higher rates and increased consumption due to more severe winter weather conditions, lower income from easements, increased costs caused by flooding in the upper Midwest and higher environmental and casualty expenses. Offsetting these increases were $42 million pretax of charges in the first nine months of 2000 due to employee related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense with external and related parties of $196 million for the first nine months of 2001 was $28 million, or 13 percent, lower than the first nine months of 2000, principally reflecting lower intercompany debt levels. Total debt decreased to $3,568 million at September 30, 2001 from $3,825 million at December 31, 2000.

Other income (expense), net was $43 million higher than in the first nine months of 2000 primarily due to $36 million pretax ($22 million, net of tax) of losses recognized in the first quarter of 2001 related to non-rail investments, principally: Pathnet, a telecommunications venture, and a portfolio of other non-core real-estate investments. Additionally, in the third quarter of 2001, BNSF Railway recorded an $11 million (pre- and net of tax) loss related to non-rail investments.

Other Matters
-------------

Workforce Reductions

BNSF Railway initiated a program that will reduce its workforce by approximately 400 positions in the fourth quarter of 2001. The reductions are primarily made up of salaried positions and as a result of these reductions, a charge currently estimated at $75 million will be recorded during the fourth quarter. In addition, the Company will continue to reduce the size of its clerical workforce and expects an additional reduction of approximately 250 positions over the next 15 months. No significant costs have been, or are anticipated to be incurred as a result of eliminating these clerical positions.

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

Labor

Labor unions represent approximately 88 percent of BNSF Railway's employees under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF Railway's multi-employer collective bargaining representative, has reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented July 2001. BMWE represents BNSF Railway's track, bridge and building maintenance employees, or about one-fourth of BNSF Railway's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately five percent of BNSF Railway's unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. No new talks with IBEW are scheduled. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF Railway's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU, and remain the subject of continuing negotiations.

Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which was effective for all business combinations initiated after June 30, 2001 and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which is effective for fiscal years after December 15, 2001, eliminates the pooling method of accounting for a business combination and requires that all combinations be accounted for using the purchase method. SFAS No. 142 addresses accounting for identifiable intangible assets, eliminates the amortization of goodwill, and provides specific steps for testing the impairment of goodwill. The Company's historical consolidated financial statements will be unaffected by these new standards.

The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not completed its analysis of the effects that these new standards will have on the results of operations; although it does not expect the implementation of these standards to have a significant effect on the results of operations or financial condition.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are "forward-looking" statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which the Company is successful in gaining new long-term relationships or retaining existing ones, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes and other disruptions involving the Company's infrastructure, operating systems, and equipment.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Narrative Analysis of Results of Operations section and in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, describes significant aspects of BNSF Railway's financial instrument programs which have material market risk. Presented below is updated quantitative information for those programs that have changed significantly from the information reported in BNSF Railway's Form 10-K for the year ended December 31, 2000.

COMMODITY PRICE SENSITIVITY

As discussed in Note 2 to the Company's consolidated financial statements, BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. The table below provides information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The table presents notional amounts in gallons and the weighted average contract price by contractual maturity date as of September 30, 2001. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                                     September 30, 2001
                                                         --------------------------------------------
                                                           Maturity Date                      Fair
                                                         --------------------
                                                          2001        2002        Total       Value
                                                                                               (a)
                                                         --------    --------    --------    --------

Diesel Fuel Swaps:
      Gallons (in millions) ...........................      148         214         362         $43
      Weighted average price per gallon ...............    $0.56       $0.56       $0.56           -
Diesel Fuel Costless Collars:
      Gallons (in millions) ...........................        -          50          50         $ 1
      Weighted average price per gallon - calls .......        -       $0.65       $0.65           -
      Weighted average price per gallon - puts ........        -       $0.57       $0.57           -


(a) Represents gains (in millions) in Accumulated Other Comprehensive Income based on the price of Gulf Coast #2 heating oil.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2001, BNSF Railway was notified by the Nebraska Department of Environmental Quality of alleged environmental violations in connection with a November 4, 2000 derailment in Scottsbluff, Nebraska that involved hazardous commodities. If not resolved, this matter could result in litigation brought by the Nebraska Attorney General and monetary sanctions exceeding $100,000.

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


               THE BURLINGTON NORTHERN AND SANTA FE
               RAILWAY COMPANY
               (Registrant)

               By: /s/ Dennis R. Johnson
                   ---------------------
               Dennis R. Johnson
               Vice President and Controller
               (On behalf of the Registrant and as principal accounting officer)





Fort Worth, Texas
November 5, 2001

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

                                  Exhibit Index

12.1     Computation of Ratio of Earnings to Fixed Charges