Form 10-K
period 2001-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 2002-02-15
CIK 15511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For   the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____ to ____
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

                                       Title of each class
                                       -------------------
Burlington Northern Inc.               Northern Pacific Railway Company
 (Now The Burlington Northern and      General Lien Railway and Land Grant 3%
   Santa Fe Railway Company)             Bonds, due 2047
Consolidated Mortgage Bonds
  9.25%, Series H, due 2006            Great Northern Railway Company
  6.55%, Series K, due 2020            General Mortgage Bonds
  3.80%, Series L, due 2020            2 5/8%, Series Q, due 2010
  3.20%, Series M, due 2045
  8.15%, Series N, due 2020
  6.55%, Series O, due 2020
  8.15%, Series P, due 2020            St. Louis-San Francisco Railway Company
                                       Income Debentures, 5%, Series A, due 2006

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

               Class                       Outstanding
               -----                       -----------

Common Stock, par value $1.00
  as of January 31, 2002*                  1,000 shares

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

TABLE OF CONTENTS

                                                                            Page
PART I

Items 1 and 2. Business and Properties                                       1

Item 3. Legal Proceedings                                                    8

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters                                                             10

Item 7. Management's Narrative Analysis of Results of Operations            10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         12

Item 8. Financial Statements and Supplementary Data                         16

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                37

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   38

SIGNATURES                                                                 S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                            F-1

EXHIBIT INDEX                                                              E-1

                                     PART I

Items 1 and 2. Business and Properties

The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company), formerly known as the Burlington Northern Railroad Company (BNRR), was incorporated in the State of Delaware on January 13, 1961, and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the stockholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: the BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), respectively.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, ATSF merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway's parent, SFP, merged with and into BNSF Railway.

In December 2001, a wholly-owned subsidiary of BNSF, Burlington Northern Santa Fe British Columbia, Ltd. (BNSF BC) was transferred to BNSF Railway.

BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 2001, BNSF Railway had approximately 39,000 employees.

Track Configuration

As of December 31, 2001, BNSF Railway operated over a railroad system consisting of approximately 33,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway's system consisted of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad's tracks. BNSF Railway operates over other trackage through lease or contractual arrangements.

As of December 31, 2001, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 8,300 miles operated under trackage rights agreements with other parties. At December 31, 2001, approximately 26,600 miles of BNSF Railway's track consisted of 112-pound per yard or heavier rail, including approximately 19,100 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

At December 31,                                        2001      2000      1999
----------------------------------------------------  ------    ------    ------
Diesel Locomotives                                     4,863     4,966     5,095
                                                      ======    ======    ======
Locomotives Under Power Purchase Agreements               99        99        99
                                                      ======    ======    ======
Freight Cars:
        Box-general purpose                              852       896       913
        Box-specially equipped                         8,720     9,785    10,111
        Open Hopper                                    9,456     9,984    10,287
        Covered Hopper                                41,688    44,632    45,463
        Gondola                                       12,158    12,415    12,753
        Refrigerator                                   5,765     6,111     6,236
        Autorack                                       4,673     4,775     4,799
        Flat                                           6,143     6,389     6,468
        Tank                                             477       480       482
        Caboose                                          287       305       319
        Other                                            480       727       728
                                                      ------    ------    ------
             Total Freight Cars                       90,699    96,499    98,559
                                                      ======    ======    ======
Domestic Containers                                    7,500    10,999    11,019
Trailers                                               2,200     2,201     2,213
Domestic Chassis                                       7,300     9,405     9,406
Company Service Cars                                   4,291     4,334     4,399
Commuter Passenger Cars                                  141       141       141
----------------------------------------------------  ------    ------    ------

The average age from date of manufacture of the locomotive fleet at December 31, 2001, was 13 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2001, was 17 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

BNSF Railway cash capital expenditures for the periods indicated were as follows:

Year Ended December 31,                              2001       2000       1999
--------------------------------------------------  ------     ------     ------
                                                            (in millions)
Maintenance of way
        Rail                                        $  233     $  210     $  256
        Ties                                           254        206        170
        Surfacing                                      146        134        130
        Other                                          335        285        254
--------------------------------------------------  ------     ------     ------
            Total maintenance of way                   968        835        810
Mechanical                                             183        221        240
Information services                                    69         66         72
Other                                                  101        144        151
--------------------------------------------------  ------     ------     ------
        Total maintenance of business                1,321      1,266      1,273
New locomotives and freight cars                        --         --        261
Terminal and line expansion                            126         99        233
Capitalized interest and other                          12         34         19
--------------------------------------------------  ------     ------     ------
        Total cash capital expenditures             $1,459     $1,399     $1,786
--------------------------------------------------  ======     ======     ======

The above table does not include expenditures for equipment financed through operating leases (principally locomotives and rolling stock). BNSF Railway's planned 2002 cash capital expenditures approximate $1.4 billion. Approximately

$1.25 billion of the total planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway's track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars with the remainder to be spent on terminal and line expansions and other projects.

As of December 31, 2001, General Electric Company and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 3,000 locomotives. These agreements require the work to be done at BNSF Railway's facilities using BNSF Railway employees.

The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

Year Ended December 31,                            2001        2000        1999
------------------------------------------------  ------      ------      ------
Track miles of rail laid (a)                         891         738         942
Cross ties inserted (thousands) (a)                2,704       2,527       2,365
Track resurfaced (miles)                          11,011      11,228      10,505
================================================  ======      ======      ======

(a) Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway's planned 2002 track maintenance of way program, together with expansion projects, will result in the installation of approximately 625 track miles of rail, the replacement of about 2.2 million ties, and the resurfacing of approximately 12,000 miles of track.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as described above. The Company also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 36 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway's largest intermodal facilities in terms of 2001 volume were:

Intermodal Facilities                                                   Units
--------------------------------------------------------------------------------

Hobart Yard (California)                                             1,041,000
Corwith Yard (Illinois)                                                739,000
Willow Springs (Illinois)                                              668,000
Chicago Hub Center (Illinois)                                          410,000
Alliance (Texas)                                                       409,000
San Bernardino (California)                                            408,000
Argentine (Kansas)                                                     257,000
--------------------------------------------------------------------------------

BNSF Railway owns 26 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway's largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

                                                                 Daily Average
Classification Yard                                              Cars Processed
--------------------------------------------------------------------------------

Argentine (Kansas)                                                     2,050
Galesburg (Illinois)                                                   1,550
Pasco (Washington)                                                     1,450
Barstow (California)                                                   1,275
Memphis (Tennessee)                                                    1,250
--------------------------------------------------------------------------------

As of December 31, 2001, certain BNSF Railway properties and other assets were subject to liens securing $425 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 11 to the Consolidated Financial Statements.

Employees and Labor Relations

Productivity as measured by thousand revenue ton-miles per employee has risen steadily in the last three years as shown in the table below.

Year Ended December 31,                                               2001      2000      1999
------------------------------------------------------------------  -------   -------   -------
Thousand revenue ton-miles divided by average number of employees    12,796    12,342    11,564
Compensation and benefits expense per thousand revenue ton-miles    $  5.68   $  5.55   $  5.62
------------------------------------------------------------------  -------   -------   -------

Approximately 88 percent of BNSF Railway's employees are union-represented. BNSF Railway's union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway's union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act's procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers' Conference Committee (NCCC), BNSF Railway's multi-employer collective bargaining representative, reached a final agreement with the Brotherhood of Maintenance of Way Employes (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented in July 2001. BMWE represents BNSF Railway's track, bridge and building maintenance employees, or about one-fourth of BNSF Railway's unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately five percent of BNSF Railway's unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. No new talks with IBEW are scheduled. During the third quarter of 2000, the NCCC reached a tentative agreement with the United Transportation Union (UTU) covering wage and work rule issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, approximately one-third of BNSF Railway's unionized workforce. This agreement is also subject to ratification by the UTU's membership. As in the tentative IBEW agreement, health and welfare benefit issues were not resolved with UTU and remain the subject of continuing negotiations.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway's contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets has until recently been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors' Improvement Act (Act) of 2001 creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduces Tier II railroad retirement tax rates on rail employers beginning in 2002 and eliminates a supplemental annuity tax. The Company expects to realize savings of approximately $20 million in 2002 and $50 million in 2003. Future adjustments in the Tier II Railroad Retirement tax rates assessed on both rail employers and rail employees will depend on Railroad Retirement fund levels and annual savings could be as much as $80 million by 2005.

Railroad industry personnel are also covered by the Federal Employers' Liability Act (FELA) rather than by state workers' compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state, no-fault workers' compensation plans with standard compensation schedules. BNSF Railway believes it has adequate liabilities recorded for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

Business Mix

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a wide range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels.

Major markets served directly by BNSF Railway include Albuquerque, Amarillo, Billings, Birmingham, Bismarck/Mandan, Cheyenne, Chicago, Corpus Christi, Council Bluffs, Dallas, Denver, Des Moines, Duluth/Superior, El Paso, Eugene/Salem, Fargo/Moorhead, Fort Worth, Fresno/Bakersfield, Galesburg, Galveston, Grand Forks, Helena, Houston, Kansas City, Lake Charles, Lincoln, Little Rock/Pine Bluff, the Los Angeles Basin, Lubbock, Memphis, Minot, Mobile, New Orleans, Oklahoma City, Olympia, Omaha, Peoria, Phoenix, Portland, the Quad Cities, Reno/Sparks, Sacramento, Salt Lake City/Ogden, San Antonio, San Bernadino, San Diego, the San Francisco Bay area, the San Joaquin Valley area, St. Louis/East St. Louis, St. Paul/Minneapolis, Seattle, Sioux City, Sioux Falls, Spokane, Springfield (Missouri), Stockton, Tacoma, Topeka, Tulsa, Waco, Wichita, Vancouver (British Columbia), Wenatchee, Winnipeg (Manitoba) and Yakima. BNSF Railway serves Cedar Rapids through a "Voluntary Coordination Agreement" with the Cedar Rapids and Iowa City Railway Company and Iowa Interstate Railroad, and through a haulage agreement with Canadian National Railway Company (CN). Other major cities are served through Intermodal Market Extension terminals located at various off-line points. Major ports served include Beaumont, Bellingham, Brownsville, Corpus Christi, Everett, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington), and Vancouver (British Columbia). Canadian traffic is accessed through border crossings in Minnesota, Montana, North Dakota, and Washington, as well as through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul, and other gateways. BNSF Railway also accesses markets in Mexico through United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas, and San Diego, California, and through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico.

Consumer Products: The consumer freight business provided approximately 37 percent of freight revenues in 2001 and consisted of the following seven types of business:

o International. International business consists primarily of container traffic from steamship companies and accounted for approximately 29 percent of total Consumer Products revenues.

o Direct Marketing. Direct marketing generated approximately 23 percent of total Consumer Products revenue. These center around intermodal traffic contracted from United Parcel Service and the United States Postal Service, and service for nationwide LTL (Less-Than-Truckload) carriers including Yellow Freight, Roadway Express and Consolidated Freightways.

o Truckload. Truckload traffic represented approximately 14 percent of total Consumer Products revenue. This traffic is comprised of business through the joint service arrangement with J.B. Hunt, as well as business from Schneider National and other truckload carriers.

o Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 13 percent of 2001 total Consumer Products revenue.

o Intermodal Marketing Companies. Approximately 12 percent of total Consumer Products revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

o Perishables and Dry Boxcar. Perishables and Dry Boxcar represented approximately 9 percent of total Consumer Products revenue. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

Industrial Products: Industrial Products' freight business provided approximately 23 percent of BNSF Railway's freight revenues in 2001 and consists of the following four business areas:

o Construction Products. The construction products sector represented approximately 36 percent of total Industrial Products revenue in 2001. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway's primary input products transported, while finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod to the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and for use in foundry and oil drilling applications.

o Building Products. This sector includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs, which resulted in approximately 35 percent of total 2001 Industrial Products revenue. Also, included in this sector are government, machinery and waste traffic. This diverse commodities group primarily originates from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. Government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

o Chemicals and Plastics. The chemicals and plastics sector represents approximately 16 percent of total 2001 Industrial Products revenue. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

o Petroleum. Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol/solvents, petroleum coke, lubes/oils/waxes and carbon black, which made up 13 percent of total Industrial Products revenue for 2001. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery, and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF Railway network with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

Coal: Based on carloadings and tons hauled, BNSF Railway is the largest transporter of low-sulfur coal in the United States. The transportation of coal contributed about 23 percent of 2001 freight revenues. Approximately 90 percent of BNSF Railway's coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 2001. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States.

BNSF Railway also transports increasing amounts of low-sulfur coal from the Powder River Basin for delivery to markets in the eastern and southeastern portions of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Also, deregulation in the electric utility industry is causing power generators to seek lower cost fuel sources and boost demand for Powder River Basin coal.

Other coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

Agricultural Products: The transportation of Agricultural Products provided approximately 17 percent of 2001 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics. The following table sets forth certain freight statistics relating to rail operations for the periods indicated. Certain prior period amounts have been restated for current classification.

Year Ended December 31,                                2001      2000      1999
---------------------------------------------------  -------   -------   -------
Revenue ton-miles (millions)                         501,829   491,959   493,207
Freight revenue per thousand revenue ton-miles       $ 18.11   $ 18.52   $ 18.40
Average length of haul (miles)                           992       996       994
---------------------------------------------------  -------   -------   -------

For revenues, cars/units and average revenue per unit information for the two years ended December 31, 2001, see the revenue table included as part of Item 7, Management's Narrative Analysis of Results of Operations.

Government Regulation and Legislation

Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation
(DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), and state regulatory agencies. The STB, which is the successor to the Interstate Commerce Commission (ICC), has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the costs and profitability of BNSF Railway's business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway's rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the "Superfund" law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, see Note 11 to the Consolidated Financial Statements.

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

As a condition to approval of the merger (UP/SP) of rail carriers controlled by UP and Southern Pacific Transportation Company (SP), the STB in its 1996 decision required the grant to BNSF Railway of trackage rights over approximately 4,000 miles of UP/SP track. BNSF Railway also purchased over 335 miles of track from UP/SP as a result of the STB's decision. BNSF Railway and UP compete head-to-head in Gulf Coast, Intermountain and West Coast markets served by these lines. In 1998, BNSF Railway and UP entered into an agreement to exchange half interests in the two pieces of the former SP rail line between Houston and New Orleans which were separately owned by the two railroads. Both railroads now have access to all customers, including chemical, steel, gas and other companies, along the entire line, including on former SP branch lines.

The STB approved the division of Consolidated Rail Corporation (Conrail) between CSX Corporation and Norfolk Southern Corporation, which was implemented in 1999. CSX and Norfolk Southern operate the two largest rail systems in the eastern United States. Also, in 1999, CN acquired Illinois Central Corporation (IC). CN is Canada's largest railroad and reaches the U.S. cities of Detroit and Chicago, while IC had operations extending from Chicago to the Gulf of Mexico and west through Iowa. In 2001, CN acquired Wisconsin Central, a regional railroad with track and trackage rights in Illinois, Wisconsin, Minnesota, Michigan and the province of Ontario.

Item 3. Legal Proceedings

In September 2001, BNSF Railway was notified by the Nebraska Department of Environmental Quality of alleged environmental violations in connection with a November 4, 2000, derailment in Scottsbluff, Nebraska, that involved hazardous commodities. If not resolved, this matter could result in litigation brought by the Nebraska Attorney General and monetary sanctions exceeding $100 thousand.

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF Railway management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway; although, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Reference is made to Note 5 to the Consolidated Financial Statements for information concerning certain pending administrative appeals with the Internal Revenue Service.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters

All of BNSF Railway's common stock is owned by BNSF and therefore is not traded on any market.

Item 7. Management's Narrative Analysis of Results of Operations

Management's narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of BNSF. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes (beginning on page 18).

Results of Operations

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

BNSF Railway recorded net income for 2001 of $952 million compared with $1,199 million for 2000. The decrease in net income is primarily due to a $356 million decrease in operating income and $47 million in losses related to non-rail investments. The decrease in operating income reflects an increase in compensation and benefits costs, higher fuel expenses and higher materials and other costs, which included a $66 million fourth quarter charge for workforce reduction related costs.

Revenue Table

The following table presents BNSF Railway's revenue information by commodity for the years ended December 31, 2001 and 2000, and includes certain reclassifications of prior year information to conform to current year presentation.

                                                                                 Average Revenue
                                       Revenues              Cars / Units         Per Car / Unit
                                 ---------------------  ---------------------- ---------------------
                                  2001          2000     2001           2000    2001          2000
                                 -------       -------  -------        ------- -------       -------
                                     (in millions)          (in thousands)
Consumer Products                $ 3,350       $ 3,400    3,752          3,850  $  893        $  883
Coal                               2,123         2,131    2,133          2,023     995         1,053
Industrial Products                2,080         2,114    1,442          1,501   1,442         1,408
Agricultural Products              1,531         1,462      828            793   1,849         1,844
-------------------------------  -------       -------  -------        -------  ------        ------
Total Freight Revenues             9,084         9,107    8,155          8,167 $ 1,114       $ 1,115
                                                        =======        =======  ======        ======
Other Revenues                       117            95
-------------------------------  -------       -------
     Total Operating Revenues    $ 9,201       $ 9,202
                                 =======       =======

Revenues

Total revenues of $9,201 million for 2001 were essentially flat compared with 2000. In 2001, the sluggish economy hampered BNSF Railway's revenue growth; although, based on reporting to the Association of American Railroads (AAR), BNSF Railway's share of the western United States rail traffic market remained essentially unchanged at approximately 43 percent.

Consumer Products revenues of $3,350 million for 2001 were $50 million, or 1 percent, less than 2000 due to decreased loadings in the LTL sector and the loss in late 2000 of some automotive contract business as well as decreases in the automotive sector as a result of sluggish industry-wide sales. Additionally, a significant automotive contract was lost at the end of the third quarter of 2001 and is expected to affect future automotive revenues. These declines were partially offset by a ten percent growth in the intermodal truckload business, increased international revenues, increases in dry boxcar business due to strong beverage shipments, and a $32 million favorable transportation contract settlement in automotive revenues.

Coal revenues of $2,123 million for 2001 decreased $8 million from 2000 revenues of $2,131 million. The decrease in revenues was primarily a result of lower revenue per car on certain contract renewals, partially offset by a 6 percent increase in coal tons shipped due to colder weather, tight eastern coal supplies and high natural gas prices.

Industrial Products revenues of $2,080 million for 2001 were $34 million, or 2 percent, lower than 2000, despite increased revenue per car as a result of selected price increases and increased length of haul. Revenues for the year fell due to continued production cutbacks affecting most sectors. These decreases were partially offset by increases in the petroleum products sector resulting from increases in LPG and asphalt shipments.

Agricultural Products revenues of $1,531 million for 2001 were $69 million, or 5 percent, higher than revenues for 2000 primarily due to an increased demand for corn, soybean and oilseed/meals, partially offset by a decline in fertilizer shipments. Additionally, average revenue per car increased due to increases in length of haul.

Expenses

Year Ended December 31,                                    2001            2000
--------------------------------------------------------  ------          ------
                                                              (in millions)
Compensation and benefits                                 $2,850          $2,729
Purchased services                                         1,084           1,023
Depreciation and amortization                                908             894
Equipment rents                                              740             742
Fuel                                                         973             932
Materials and other                                          897             777
--------------------------------------------------------  ------          ------
     Total operating expenses                             $7,452          $7,097
--------------------------------------------------------  ------          ------

Interest expense                                          $  170          $  184
--------------------------------------------------------  ------          ------
Other expense (income), net                               $   50          $    5
--------------------------------------------------------  ------          ------

Total operating expenses for 2001 were $7,452 million, an increase of $355 million, or 5 percent, over 2000 primarily due to: (i) increased compensation and benefits of $121 million related to higher wages and increased health and welfare costs offset by efficiency gains as measured by gross ton-miles (GTM) per employee and reduced headcounts; (ii) workforce reduction related costs of $66 million; (iii) higher fuel prices; and (iv) flooding in the upper Midwest and more severe winter weather conditions early in 2001 which increased expenses compared to 2000.

Compensation and benefits expenses of $2,850 million were $121 million, or 4 percent, higher than 2000 primarily due to wage rate increases and higher benefit rates. In addition, scheduled wages were significantly higher in the first and second quarters as a result of more severe weather conditions requiring increased maintenance and additional crews. These increases were partially offset by lower employment levels.

Purchased services of $1,084 million for 2001 were $61 million, or 6 percent, higher than 2000 due to higher ramping expenses incurred as a result of new services added which improve efficiency and safety at the intermodal ramp facilities, decreased recoveries as compared with the prior year, increased legal expense primarily related to coal rate disputes, higher contract equipment maintenance costs due to more locomotives under maintenance contracts, increased haulage expense, and increased other expenses as a result of flooding in the upper Midwest in the early part of the year.

Depreciation and amortization expenses of $908 million for 2001 were $14 million, or 2 percent, higher than 2000, primarily due to a higher capital base.

Equipment rents expenses for 2001 of $740 million were $2 million lower than 2000 reflecting reduced equipment levels, including cars, trailers, containers and automotive equipment.

Fuel expenses of $973 million for 2001 were $41 million, or 4 percent, higher than 2000 primarily as a result of a 3-cent increase in the average all-in cost per gallon of diesel fuel. Consumption in 2001 was 1,177 million gallons compared with 1,173 million gallons in 2000. However, GTM per gallon increased to 762 from 746, or 2 percent, compared with 2000, attributable to newer locomotive fleet, fuel economy initiatives during the year, and commodity mix. The 3-cent increase in the average all-in cost per gallon of diesel fuel is net of a 6-cent decrease in the average purchase price more than offset by a 9-cent decrease in the hedge benefit per gallon as compared with a 13-cent hedge benefit in 2000.

Materials and other expenses of $897 million for 2001 were $120 million, or 15 percent, higher than 2000 principally reflecting: (i) workforce reduction costs of $66 million incurred in the fourth quarter of 2001 for severance, pension, medical, benefit and other related costs for approximately 400 positions (see
Note 10 of the Consolidated Financial Statements); (ii) increases in environmental and casualty expenses compared with 2000; (iii) lower income from easements; and (iv) increased costs caused by flooding in the upper Midwest and higher utilities as a result of higher rates and increased consumption due to more severe winter weather conditions early in 2001. Additionally, during 2000 the Company incurred $42 million of charges due to employee-related severance, medical and other benefit costs and the loss of previously earned state tax incentives.

Interest expense of $170 million for 2001 was $14 million, or 8 percent, lower than 2000, reflecting lower debt levels.

Other expense was $45 million higher compared with 2000 primarily due to $47 million in losses recognized related to non-rail investments and fewer land sales in 2001. The non-rail investments consisted of Pathnet Telecommunications, Inc., a telecommunications venture; a portfolio of other non-core real-estate investments and a decline in the cash surrender value of company owned life insurance policies.

Other Matters

FORWARD-LOOKING INFORMATION

To the extent that statements made by the Company relate to the Company's future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both within the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which the Company is successful in gaining new long-term relationships or retaining existing ones, changes in fuel prices, and changes in labor costs and labor difficulties including stoppages; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company's ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods, earthquakes and other disruptions involving the Company's infrastructure, operating systems, and equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it on the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management's Narrative Analysis of

Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF Railway's financial instrument programs, which have a material market risk.

INTEREST RATE SENSITIVITY

From time to time, BNSF Railway enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate long-term debt to floating-rate debt. BNSF Railway's measurement of the fair value of its interest rate swap is based on estimates of the mid-market values for the transactions provided by the counterparties to this agreement.

As discussed in Note 9 in the Consolidated Financial Statements, the Company used an interest rate swap to minimize exposure to risk. This swap is accounted for as a fair value hedge under Statement of Financial Accounting Standards
(SFAS) No. 133.

All swap transactions outstanding with an interest rate component are reflected in the table below.

                                                           December 31, 2001
                             -----------------------------------------------------------------------------
                                                  Maturity Date
                             ---------------------------------------------------------
                                                                               There-               Fair
                               2002      2003      2004      2005      2006     after     Total     Value
                               ----      ----      ----      ----      ----     -----     -----     -----
Fair Value Hedge
Fixed to Variable swap (in
millions)                         --        --   $   100                  --             $   100   $   --
Fixed Rate                        --        --     8.63%                  --               8.63%
Floating Rate                     --        --     6.18%                  --               6.18%

The tables below provide information about BNSF Railway's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000. For debt obligations, the tables present principal cash flows and related weighted average interest rates by contractual maturity dates. The variable rate is based on implied forward rates in the yield curve at December 31, 2001. The fair values presented in the table below do not include the fair value of the swap.

Current and Long-Term Debt

                                                            December 31, 2001
                                   -----------------------------------------------------------------------
                                                      Maturity Date
                                   ---------------------------------------------------
                                                                                There-               Fair
                                   2002     2003      2004     2005     2006     after     Total     Value
                                   ----     ----      ----     ----     ----     -----     -----     -----
Fixed-Rate Debt (in millions)      $ 288    $ 144    $ 144    $ 144    $ 430    $1,114    $2,264    $2,351
Average Interest Rate              7.09%    7.19%    7.08%    7.12%    8.43%     7.04%     7.33%
Variable-Rate Debt (in millions)                     $ 100                                $  100    $  109
Average Interest Rate                                8.47%                                 8.47%

                                                              December 31, 2000
                                ----------------------------------------------------------------------------
                                                     Maturity Date
                                --------------------------------------------------------
                                                                                  There-               Fair
                                 2001      2002      2003      2004      2005     after      Total     Value
                                 ----      ----      ----      ----      ----     -----      -----     -----
Fixed-Rate Debt (in millions)   $  232    $  288    $  145    $  244    $  140    $1,591    $2,640    $2,661
Average Interest Rate            7.70%     7.09%     7.18%     7.70%     7.13%     7.42%     7.41%        --

The fair value of BNSF Railway's long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

As described below, excluded from the 2001 and 2000 tables are $117 million and $114 million, respectively, of intercompany notes payable to BNSF.

At December 31, 2001 and 2000, BNSF Railway had $117 and $114 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2000, BNSF Railway and BNSF agreed to offset $614 million of the variable rate notes payable against $614 million of variable rate notes receivable. During 2001, BNSF Railway also had additional net borrowings of $3 million of variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest Income, Related Parties in the consolidated income statements. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At December 31, 2001 and 2000, BNSF Railway had $825 million and $639 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The increase of $186 million in intercompany notes receivable is due to net borrowings by BNSF during 2001. Interest is collected semi-annually on all intercompany notes receivable.

The 2001 and 2000 balances include a $130 million receivable due SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. Interest income from intercompany notes receivable is presented in Interest Income, Related Parties in the consolidated income statements.

During 2001, BNSF BC was transferred into BNSF Railway. The primary asset as of the date of the transfer was a note receivable of $1,662 million from BNSF Railway including accrued interest. Due to the transfer of BNSF BC into BNSF Railway, this note and related interest is now eliminated on a consolidated BNSF Railway basis.

In the BNSF Railway consolidated balance sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had net intercompany notes receivable balances of $708 million and $525 million at December 31, 2001 and 2000, respectively.

COMMODITY PRICE SENSITIVITY

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. Swap transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil. BNSF Railway either pays or receives the difference between the hedge price and the actual average price of Gulf Coast #2 heating oil during a specified determination period for a specified number of gallons. Swap transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices of diesel fuel and Gulf Coast #2 heating oil.

BNSF Railway measures the fair value of Gulf Coast #2 heating oil swaps from daily forward price data provided by various external counterparties. To value a swap, the Company uses a 3-month average of forward Gulf Coast #2 heating oil prices for the period hedged. The fair value of fuel costless collars is calculated and provided by the corresponding counterparty. The tables below provide information about BNSF Railway's diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices. The tables present notional amounts in gallons and the weighted average contract prices by contractual maturity date. The prices included in the tables below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel.

                                                          December 31, 2001
                                                          ------------------
                                                            2002
                                                          Maturity    Fair
                                                            Date      Value
                                                          --------   -------
            Diesel Fuel Swaps:
               Gallons (in millions)                           296   $    (1)
               Weighted average price per gallon           $  0.57        --
            Diesel Fuel Costless Collars:
               Gallons (in millions)                            50   $    (3)
               Weighted average price per gallon - calls   $  0.65        --
               Weighted average price per gallon - puts    $  0.57        --

                                                    December 31, 2000
                                              ----------------------------
                                              Maturity Date
                                              -------------
                                                                      Fair
                                               2001    2002   Total   Value
                                              -----   -----   -----   ----
       Diesel Fuel Swaps:
          Gallons (in millions)                 277     101     378   $ 74
          Weighted average price per gallon   $0.49   $0.50   $0.50     --

At December 31, 2001 and 2000, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway's overall financial position and, therefore, represent no significant market exposure.

Between December 31, 2001 and January 31, 2002, the Company entered into additional fuel hedge transactions to hedge the equivalent of approximately 54 million gallons of diesel fuel in 2002 at an average price of 55 cents per gallon. At January 31, 2002, BNSF Railway's fuel hedging program covered approximately 35 percent of estimated fuel purchases for 2002.

In addition, between December 31, 2001 and January 31, 2002, the Company entered into fuel swap agreements utilizing West Texas Intermediate (WTI) crude oil to hedge the equivalent of approximately 101 million and 50 million gallons of diesel fuel for 2003 and 2004, respectively, at an average price of $20.58 per barrel.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF Railway, together with the report of independent accountants, are included as part of this filing.

The following documents are filed as a part of this report:

1.    Consolidated Financial Statements                                    Page

      Report of Independent Accountants                                     17
      Consolidated Statements of Income for the three years ended
            December 31, 2001                                               18
      Consolidated Balance Sheets as of December 31, 2001 and 2000          19
      Consolidated Statements of Cash Flows for the three years
            ended December 31, 2001                                         20
      Consolidated Statements of Changes in Stockholder's Equity for
            the three years ended December 31, 2001                         21
      Notes to Consolidated Financial Statements                         22 - 36

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of The Burlington Northern and Santa Fe Railway Company and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Fort Worth, Texas
February 6, 2002

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                              (Dollars in millions)

--------------------------------------------------------------------------------
Year Ended December 31,                        2001         2000         1999
-------------------------------------------   -------      -------      -------
Revenues                                        9,201        9,202        9,189
-------------------------------------------   -------      -------      -------
Operating expenses:
   Compensation and benefits                    2,850        2,729        2,770
   Purchased services                           1,084        1,023        1,051
   Depreciation and amortization                  908          894          896
   Equipment rents                                740          742          752
   Fuel                                           973          932          700
   Materials and other                            897          777          818
                                              -------      -------      -------
      Total operating expenses                  7,452        7,097        6,987
                                              -------      -------      -------
     Operating income                           1,749        2,105        2,202
Interest expense                                  170          184          184
Interest income, related parties                  (21)         (20)          (5)
Other expense (income), net                        50            5          (42)
                                              -------      -------      -------
     Income before income taxes                 1,550        1,936        2,065
Income tax expense                                598          737          761
                                              -------      -------      -------
     Net income                               $   952      $ 1,199      $ 1,304
-------------------------------------------   =======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   (Dollars in millions, shares in thousands)

--------------------------------------------------------------------------------
December 31,                                                 2001        2000
--------------------------------------------------------   --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                               $     78    $    123
   Accounts receivable, net                                     227         353
   Materials and supplies                                       191         220
   Current portion of deferred income taxes                     306         299
   Other current assets                                          21         125
                                                           --------    --------
      Total current assets                                      823       1,120

Property and equipment, net                                  23,056      22,287
Other assets                                                    853       1,008
Intercompany notes receivable, net                              708         525
                                                           --------    --------
        Total assets                                       $ 25,440    $ 24,940
========================================================   ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and other current liabilities          $  1,857    $  1,954
   Long-term debt due within one year                           288         232
                                                           --------    --------
      Total current liabilities                               2,145       2,186

Long-term debt                                                2,076       2,408
Deferred income taxes                                         6,723       6,398
Casualty and environmental liabilities                          423         430
Employee merger and separation costs                            216         262
Other liabilities                                             1,032       1,025
                                                           --------    --------
       Total liabilities                                     12,615      12,709
--------------------------------------------------------   --------    --------
Commitments and contingencies (see Notes 3, 9 and 11)

Stockholder's equity:
   Common stock, $1 par value, (1,000 shares authorized,
      issued and outstanding) and paid-in capital             6,286       6,286
   Retained earnings                                          6,549       5,955
   Accumulated other comprehensive loss                         (10)        (10)
                                                           --------    --------
      Total stockholder's equity                             12,825      12,231
                                                           --------    --------
         Total liabilities and stockholder's equity        $ 25,440    $ 24,940
========================================================   ========    ========

See accompanying Notes to Consolidated Financial Statements.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in millions)

------------------------------------------------------------------------------------
Year Ended December 31,                                  2001       2000       1999
-----------------------------------------------------  -------    -------    -------
OPERATING ACTIVITIES
   Net income                                          $   952      1,199      1,304
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                        908        894        896
      Deferred income taxes                                318        362        438
      Employee merger and separation costs paid            (55)       (58)       (93)
      Other, net                                            50         20       (128)
   Changes in current assets and liabilities:
      Accounts receivable                                  126         41        196
      Materials and supplies                                29         35        (11)
      Other current assets                                 103        (62)       (30)
      Accounts payable and other current liabilities       (97)       (94)       286
                                                       -------    -------    -------
         Net cash provided by operating activities       2,334      2,337      2,858
-----------------------------------------------------  -------    -------    -------
INVESTING ACTIVITIES
   Capital expenditures                                 (1,459)    (1,399)    (1,786)
   Other, net                                             (106)      (265)      (152)
                                                       -------    -------    -------
      Net cash used for investing activities            (1,565)    (1,664)    (1,938)
-----------------------------------------------------  -------    -------    -------
FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                 --         50        279
   Payments on long-term debt                             (277)      (160)      (293)
   Net change in intercompany notes receivable
     and payable                                          (183)      (373)      (860)
   Dividends paid                                         (358)      (150)        --
   Other, net                                                4          1        (61)
                                                       -------    -------    -------
      Net cash used in financing activities               (814)      (632)      (935)
                                                       -------    -------    -------
(Decrease) increase in cash and cash equivalents           (45)        41        (15)
Cash and cash equivalents:

   Beginning of year                                       123         82         97
                                                       -------    -------    -------
   End of year                                         $    78    $   123    $    82
=====================================================  =======    =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid, net of amounts capitalized           $   212    $   197    $   195
   Income taxes paid, net of refunds                   $   278    $   448    $   183
=====================================================  =======    =======    =======

See accompanying Notes to Consolidated Financial Statements.

        THE BURLINGTON NORTHERN AND SANTA FE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                              (Dollars in millions)

----------------------------------------------------------------------------------------------------
                                               Common                  Accumulated
                                             Stock and                    Other           Total
                                              Paid-in    Retained     Comprehensive    Stockholder's
                                              Capital    Earnings     Income (Loss)        Equity
-------------------------------------------  ---------   ---------    -------------    -------------
Balance at December 31, 1998                 $   6,286   $   3,601    $          (8)   $       9,879

Comprehensive income:
  Net income                                        --       1,304               --            1,304
    Minimum pension liability
     adjustment, net of tax
     expense of $0.5                                --          --                1                1
                                             ---------   ---------    -------------    -------------
     Total comprehensive income                     --       1,304                1            1,305
                                             ---------   ---------    -------------    -------------
Other                                               --           1               --                1
-------------------------------------------  ---------   ---------    -------------    -------------
Balance at December 31, 1999                 $   6,286   $   4,906    $          (7)   $      11,185

Comprehensive income:
  Net income                                        --       1,199               --            1,199
  Minimum pension liability
   adjustment, net of tax
   benefit of $1.5                                  --          --               (3)              (3)
                                             ---------   ---------    -------------    -------------
     Total comprehensive income                     --       1,199               (3)           1,196
                                             ---------   ---------    -------------    -------------
Dividends paid                                      --        (150)              --             (150)
-------------------------------------------  ---------   ---------    -------------    -------------
Balance at December 31, 2000                 $   6,286   $   5,955    $         (10)   $      12,231

Comprehensive income:
  Net income                                                   952               --              952
  Cumulative effect of adoption of
    SFAS No. 133, net of tax expense
    of $35                                                                       56               56
  Gain on derivative instruments,
    included in net income, net of tax
    expense of $18                                                              (30)             (30)
  Change in fair value of derivative
    instruments, net of tax benefit of $17                                      (28)             (28)
  Minimum pension liability adjustment,
    net of tax expense of $1.3                                                    2                2
                                             ---------   ---------    -------------    -------------
    Total comprehensive income                      --         952               --              952
                                             ---------   ---------    -------------    -------------
Dividends paid                                      --        (358)              --             (358)
-------------------------------------------  ---------   ---------    -------------    -------------
Balance at December 31, 2001                 $   6,286   $   6,549    $         (10)   $      12,825
===========================================  =========   =========    =============    =============

See accompanying Notes to Consolidated Financial Statements.

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

The Burlington Northern Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company) are a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BSNF). BNSF Railway operates one of the largest railroad networks in North America with approximately 33,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer and Industrial Products, Coal, and Agricultural Products, derived from manufacturing, agricultural, and natural resource industries, which constituted 37 percent, 23 percent, 23 percent and 17 percent, respectively, of total revenues for the year ended December 31, 2001.

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

In December 2001, a wholly-owned subsidiary of BNSF, Burlington Northern Santa Fe British Columbia, Ltd. (BNSF BC) was transferred to BNSF Railway. For accounting purposes, the transfer of BNSF BC to BNSF Railway was treated as a combination of subsidiaries for the periods BNSF Railway and BNSF BC were under common control (see Note 13). Accordingly, the consolidated balance sheets at December 31, 2001 and 2000, and the consolidated statements of income, cash flows and changes in stockholder's equity for the years ended December 31, 2001, 2000 and 1999, have been adjusted to include the results of BNSF BC. As a result, the amounts reported in the consolidated financial statements of BNSF Railway will differ from amounts reported in BNSF Railway's Form 10-K for the year ended December 31, 2000, and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2001.

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

PROPERTY AND EQUIPMENT, NET

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

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

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

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

PERSONAL INJURY CLAIMS

Personal injury liabilities are estimated on an actuarial basis. Incurred but not reported liabilities are included in the estimates based on historical experience. Estimates for these liabilities are not discounted.

RECLASSIFICATIONS

Certain comparative prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income and net income.

3. HEDGING ACTIVITIES

On January 1, 2001, BNSF Railway adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income (AOCI). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCI as a separate component of Stockholder's Equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

FUEL

Fuel costs represented 13 percent of total operating expenses during 2001 and 2000. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company's operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management's evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during 2001 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2001, BNSF Railway had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 296 million gallons of diesel fuel at an average price of approximately 57 cents per gallon. Additionally, as of December 31, 2001, BNSF Railway had entered into costless collar agreements effective through 2002 for the equivalent of approximately 50 million gallons of diesel fuel at an average call price of approximately 65 cents per gallon and an average put price of approximately 57 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway's diesel fuel. At December 31, 2001, BNSF Railway's fuel-hedging program covered an average of 31 percent of estimated fuel purchases for 2002. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCI related to deferred gains on transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During 2001, the Company recognized a loss of approximately $100 thousand related to the ineffective portion of derivatives in fuel expense. At December 31, 2001, AOCI includes a pretax loss of $4 million, all of which relates to derivative transactions that will expire throughout 2002. Settled fuel hedging contracts are a $3 million payable and a $50 million receivable at December 31, 2001 and 2000, respectively, and are recorded in working capital.

BNSF Railway measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a fuel swap, the Company uses a 3-month average of forward Gulf Coast #2 heating oil prices for the period hedged. The fair value of fuel costless collars is calculated and provided by the corresponding counterparty.

INTEREST RATE

The Company also enters interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS 133. These fair value hedges qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective.

In December 2001, BNSF Railway entered into an interest rate swap to convert $100 million of fixed-rate debt to floating-rate debt. The floating rate to be paid by BNSF Railway as of December 31, 2001, on the swap was 6.18 percent and the fixed rate BNSF Railway is to receive is 8.63 percent. The floating rate fluctuates quarterly based on LIBOR. The swap expires in 2004. The fair market value of this swap at December 31, 2001, was insignificant.

BNSF Railway's measurement of the fair value of the interest rate swap is based on estimates of the mid-market values for the transaction provided by the counterparties to this agreement.

4. OTHER EXPENSE (INCOME), NET

Other expense (income), net includes the following (in millions):

Year Ended December 31,                              2001       2000       1999
---------------------------------------------------  ----       ----       ----
Gain on property dispositions                        $(20)      $(29)      $(26)
Write-down of non-rail investments                     47         --         --
Deferred gain on prior period line sale                --         --        (50)
Accounts receivable sale fees                          30         40         33
Miscellaneous, net                                     (7)        (6)         1
---------------------------------------------------  ----       ----       ----
     Total                                           $ 50       $  5       $(42)
===================================================  ====       ====       ====

Losses recognized in 2001 related to non-rail investments consisted primarily of Pathnet Telecommunications, Inc., a telecommunications venture; a decline in the cash surrender value of company owned life insurance policies; and a portfolio of other non-core real-estate investments.

BNSF Railway recognized a $50 million deferred gain in the third quarter of 1999 in connection with the sale of rail lines in southern California in 1992 and 1993 that was partially offset by $13 million of costs related to those sales.

5. INCOME TAXES

Income tax expense was as follows (in millions):

Year Ended December 31,                           2001         2000         1999
------------------------------------------------  ----         ----         ----
Current:
     Federal                                      $250         $332         $296
     State                                          30           43           27
------------------------------------------------  ----         ----         ----
          Total current                            280          375          323
------------------------------------------------  ----         ----         ----

Deferred:
     Federal                                       274          308          379
     State                                          44           54           59
------------------------------------------------  ----         ----         ----
          Total deferred                           318          362          438
------------------------------------------------  ----         ----         ----
          Total                                   $598         $737         $761
================================================  ====         ====         ====

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year Ended December 31,                                  2001    2000     1999
-------------------------------------------------------  ----    ----     ----
Federal statutory income tax rate                        35.0%   35.0%    35.0%
State income taxes, net of federal tax benefit            3.1     3.5      2.9
Other, net                                                0.5    (0.4)    (1.0)
-------------------------------------------------------  ----    ----     ----
     Effective tax rate                                  38.6%   38.1%    36.9%
=======================================================  ====    ====     ====

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,                                               2001          2000
--------------------------------------------------------  -------       -------
Deferred tax liabilities:
     Depreciation and amortization                        $(6,671)      $(6,382)
     Other                                                   (422)         (440)
--------------------------------------------------------  -------       -------
          Total deferred tax liabilities                   (7,093)       (6,822)
                                                          -------       -------
Deferred tax assets:
     Casualty and environmental                               274           273
     Employee merger and separation costs                     105           119
     Post-retirement benefits                                  99            95
     Other                                                    198           236
--------------------------------------------------------  -------       -------
          Total deferred tax assets                           676           723
--------------------------------------------------------  -------       -------
          Net deferred tax liability                      $(6,417)      $(6,099)
                                                          =======       =======

Noncurrent deferred income tax liability                  $(6,723)      $(6,398)
Current deferred income tax asset                             306           299
--------------------------------------------------------  -------       -------
          Net deferred tax liability                      $(6,417)      $(6,099)
--------------------------------------------------------  =======       =======

In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. The federal income tax returns of BNSF's predecessor companies, Burlington Northern, Inc. (BNI) and Santa Fe Pacific Corporation (SFP) have been examined through 1994 and the merger date in September 1995, respectively. All years prior to 1992 for BNI and 1993 for SFP are closed. Issues relating to the years 1992 through 1994 for BNI and for the years 1993 through the merger date in September 1995 for SFP are being contested through various stages of administrative appeal. BNSF is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2001.

6. ACCOUNTS RECEIVABLE, NET

BNSF Railway maintains an allowance for uncollectible accounts receivable. At December 31, 2001 and 2000, $65 million and $49 million, respectively, of such allowances had been recorded.

BNSF Railway, through a special purpose subsidiary, sells variable rate certificates that mature in 2002 under its accounts receivable sales program (A/R sales program). The certificates evidence undivided interests in an accounts receivable master trust. The master trust's assets include an ownership interest in a revolving portfolio of BNSF Railway's accounts receivable that are used to support the certificates. In 2001, BNSF Railway increased capacity to sell variable rate certificates under the A/R sales program by $100 million to $700 million.

Certificates outstanding under the A/R sales program were $625 million and $600 million at December 31, 2001 and 2000, respectively, which provided $25 million of cash for 2001. These certificates were supported by $844 million of receivables at December 31, 2001, and $882 million of receivables at December 31, 2000. When BNSF Railway sells these receivables to the master trust, it retains an undivided interest in the receivables sold. Due to a relatively short collection cycle, the fair value of this undivided interest is calculated as the gross amount of receivables less an allowance for uncollectable accounts. At December 31, 2001 and 2000, BNSF Railway's retained interest in these receivables totaled $219 million and $282 million, respectively, less the normal allowances for uncollectable accounts. The retained interest in 2001 and 2000 reflects the total receivables sold less $625 million and $600 million, respectively, of receivables derecognized in connection with the sale of the certificates. The investors in the master trust have no recourse to BNSF Railway's other assets.

BNSF Railway has retained the collection responsibility with respect to the accounts receivable. The costs of the sales of receivables to the master trust vary monthly relative to certain interest rates. These costs are included in Other Expense

(Income), Net. The costs of these sales in 2001 and 2000 were $30 million and $40 million, respectively. These costs were based on weighted average interest rates of 4.8 percent in 2001 and 6.7 percent in 2000. Proceeds from collections reinvested in the A/R sales program were approximately $10 billion in both 2001 and 2000.

BNSF Railway's A/R sales program includes a provision that allows the institutions participating in this program, at their option, to cancel the program if BNSF Railway's senior unsecured credit rating falls below investment grade. Upon cancellation, BNSF Railway would not be able to sell additional receivables under this program. If such event were to occur, BNSF would have sufficient liquidity remaining under its revolving credit agreements to fund the full amount of securities outstanding under the A/R sales program at December 31, 2001. BNSF Railway is not aware of any pending significant adverse changes to its credit ratings that would cause it to fall below investment grade.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

                                                                        2001
                                                                    Depreciation
December 31,                                       2001        2000     Rate
-----------------------------------------------  --------    --------   ----
Land                                             $  1,416    $  1,406     --%
Track structure                                    12,434      11,879    3.9
Other roadway                                       9,407       9,117    2.5
Locomotives                                         2,759       2,799    5.7
Freight cars and other equipment                    1,719       1,821    5.0
Computer hardware and software                        266         331   16.2
-----------------------------------------------  --------    --------
     Total cost                                    28,001      27,353
Less accumulated depreciation and amortization     (4,945)     (5,066)
-----------------------------------------------  --------    --------
     Property and equipment, net                 $ 23,056    $ 22,287
-----------------------------------------------  ========    ========

The consolidated balance sheets at December 31, 2001 and 2000, included $1,202 million and $1,195 million, respectively, for property and equipment under capital leases.

8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,                                                 2001          2000
----------------------------------------------------------  ------        ------
Compensation and benefits payable                           $  353        $  351
Casualty and environmental liabilities                         237           229
Tax liabilities                                                293           268
Rents and leases                                               166           142
Accounts payable                                               155           226
Contract allowances                                            127           109
Accrued interest                                                47            30
Employee merger and separation costs                            58            49
Other                                                          421           550
----------------------------------------------------------  ------        ------
     Total                                                  $1,857        $1,954
----------------------------------------------------------  ======        ======

9. DEBT

Debt outstanding was as follows (in millions):

December 31,                                                                               2001       2000
----------------------------------------------------------------------------------------  -------    -------
Equipment and other obligations, weighted average rate of 7.3 percent, due 2002 to 2016   $   677    $   742
Capitalized lease obligations, weighted average rate of 6.6 percent, due 2002 to 2016         672        736
Notes and debentures, weighted average rate of 7.5 percent, due 2002 to 2023                  616        718
Mortgage bonds, weighted average rate of 7.9 percent, due 2002 to 2047                        425        467
Unamortized discount and other, net                                                           (26)       (23)
----------------------------------------------------------------------------------------  -------    -------
     Total                                                                                  2,364      2,640
Less current portion of long-term debt                                                       (288)      (232)
----------------------------------------------------------------------------------------  -------    -------
     Long-term debt                                                                       $ 2,076    $ 2,408
----------------------------------------------------------------------------------------  =======    =======

Aggregate long-term debt scheduled maturities are $288 million, $144 million, $244 million, $144 million and $430 million for 2002 through 2006, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $425 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases. During 2000, BNSF Railway issued $50 million of privately placed debt collateralized by locomotives that were acquired in 1999. This debt carries an interest rate of
7.77 percent and has annual maturities through 2015.

In December 2001, BNSF Railway entered into an interest rate swap to convert $100 million of fixed-rate debt to floating-rate debt. The floating rate to be paid by BNSF Railway as of December 31, 2001, on the swap was 6.18 percent, and the fixed rate BNSF Railway is to receive is 8.63 percent. The floating rate fluctuates quarterly based on LIBOR. The swap expires in 2004.

The carrying amounts of BNSF Railway's long-term debt at December 31, 2001 and 2000, were $2,364 million and $2,640 million, respectively, while the estimated fair values at December 31, 2001 and 2000, were $2,460 million and $2,661 million, respectively. The fair value of BNSF Railway's long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

Santa Fe Pacific Pipelines, Inc. an indirect wholly-owned subsidiary of BNSF Railway, in connection with its remaining 0.5 percent special limited partner interest in SFPP, L.P., is contingently liable for $190 million of certain Kinder Morgan Energy Partners, L.P. debt.

BNSF Railway and another major railroad jointly and severally guarantee $75 million of debt of KCT Intermodal Transportation Corporation, the proceeds of which were being used to finance the construction of a double track grade separation bridge in Kansas City, Missouri, operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

During 2001, the Company entered into agreements to form a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on its railroad network. The purpose of this Partnership is to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and will act as the general partner and operator of this facility. The Company has agreed to guarantee debt incurred by the partnership, which is expected to be approximately $85 million in connection with the construction of this line, and will provide up to $15 million of interim financing during the construction period. As of December 31, 2001, BNSF Railway had no guarantees outstanding under this agreement and had advanced approximately $6 million to the Partnership under the interim financing arrangement.

In addition, BNSF Railway guarantees $14 million of other debt and leases related to various facilities.

BNSF Railway does not expect to perform under these guarantees in the foreseeable future.

10. EMPLOYEE MERGER AND SEPARATION COSTS

Employee merger and separation costs activity was as follows (in millions):

                                                  2001        2000        1999
------------------------------------------------  -----       -----       -----
Beginning balance at January 1,                   $ 310       $ 356       $ 474
Accruals                                             30          22          29
Payments                                            (55)        (58)        (93)
Other                                               (11)        (10)        (54)
------------------------------------------------  -----       -----       -----
     Ending balance at December 31,               $ 274       $ 310       $ 356
------------------------------------------------  =====       =====       =====

Employee merger and separation liabilities of $274 million and $310 million are included in the consolidated balance sheets at December 31, 2001 and 2000, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the consolidated income statements. At December 31, 2001, $58 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2002.

During the fourth quarter of 2001, the Company recorded a $66 million charge including $61 million for workforce reduction related costs. Of the $61 million, $30 million was recorded in Employee Merger and Separation Costs and $31 million was recorded for benefits to be received under the Company's retirement and medical plans.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $69 million and $96 million at December 31, 2001 and 2000, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF's predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In 2001, 2000 and 1999, the Company recorded $6 million, $10 million and $54 million, respectively, of reversals for certain liabilities associated with the consolidation plan. These liabilities related to planned workforce reductions that are no longer required due to the Company's ability to place certain identified employees in alternate positions. The remaining liability balance at December 31, 2001, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops. Liabilities remaining at December 31, 2001, related to this program reflect elections to receive payments over the next several years rather than lump-sum payments.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $170 million and $183 million at December 31, 2001 and 2000, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. The remaining reserve of less than $100 thousand at December 31, 2001, will be paid during the next year to severed employees who elected to receive their payments over time.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $35 million and $30 million at December 31, 2001 and 2000, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expense for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company's retirement and medical plans. Substantially all of these planned reductions were completed at December 31, 2001.

In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. These planned reductions were completed at December 31, 2000.

In the second quarter of 1999, the Company incurred $45 million of reorganization costs for severance, pension, medical and other benefit costs for approximately 325 involuntarily terminated non-union employees. Components of the costs include approximately $29 million relating to severance costs for non-union employees and approximately $16 million for benefits to be received under the Company's retirement and medical plans. Substantially all of the planned reductions were made by September 30, 1999.

11. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2001, are summarized as follows (in millions):

                                                            Capital    Operating
December 31,                                                Leases      Leases
----------------------------------------------------------  -------    ---------
2002                                                        $  107      $  404
2003                                                           107         394
2004                                                           107         375
2005                                                           103         344
2006                                                           102         324
Thereafter                                                     330       3,346
----------------------------------------------------------  -------    ---------
     Total                                                     856      $5,187
                                                                       =========
Less amount representing interest                             (184)
----------------------------------------------------------  -------
     Present value of minimum lease payments                $  672
----------------------------------------------------------  ======

Lease rental expense for all operating leases was $432 million, $424 million and $435 million for the years ended December 31, 2001, 2000 and 1999, respectively. Contingent rentals and sublease rentals were not significant.

CASUALTY AND ENVIRONMENTAL

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF Railway are compensated for work-related injuries according to the provisions of the Federal Employers' Liability Act (FELA). FELA's system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF Railway has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF Railway made payments for personal injuries of approximately $173 million, $178 million and $179 million in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had recorded liabilities of $458 million and $436 million, respectively, related to both asserted and unasserted personal injury claims.

The Company's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway's operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway's land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF Railway's liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 390 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF Railway paid approximately $72 million, $49 million and $67 million during 2001, 2000 and 1999, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $202 million at December 31, 2001, compared with $223 million at December 31, 2000. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2001, will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF Railway's best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway's best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties' participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway's results of operations, financial position or liquidity.

OTHER COMMITMENTS

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse affect on the Company's liquidity.

OTHER CLAIMS AND LITIGATION

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these items cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway; although, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

12. RETIREMENT PLANS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

BNSF Railway is included with certain other BNSF Railway affiliates in the qualified BNSF Retirement Plan and the nonqualified BNSF Supplemental Retirement Plan.

BNSF sponsors two significant defined benefit pension plans: a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and an unfunded, nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under BNSF's plans are based on years of credited service and the highest five-year average compensation levels. BNSF's funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes.

Certain salaried employees of BNSF Railway that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is noncontributory and covers retirees only. BNSF Railway's policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for benefits under these plans.

Components of the net benefit costs for these plans were as follows (in millions):

                                                                      Medical and Life
                                           Pension Benefits              Benefits
                                        -----------------------    ---------------------
December 31,                             2001     2000     1999     2001    2000    1999
--------------------------------------  -----    -----    -----    -----   -----   -----
Service cost                            $  13    $  13    $  15    $   4   $   4   $   5
Interest cost                             102      100      100       18      18      17
Expected return on plan assets           (136)    (129)    (126)      --      --      --
Curtailments/settlements                   10       --       --        3      --      --
Special termination benefits               18       --       10       --      --       6
Actuarial loss                              1       --       --       --      --      --
Net amortization and deferred amounts       2        3        3       --       1       1
--------------------------------------  -----    -----    -----    -----   -----   -----
     Net cost (benefit)                 $  10    $ (13)   $   2    $  25   $  23   $  29
--------------------------------------  =====    =====    =====    =====   =====   =====

The following tables show the change in benefit obligation and plan assets of the plans on a September 30 measurement date (in millions):

                                                                   Medical and Life
                                             Pension Benefits          Benefits
                                            ------------------    ------------------
Change in Benefit Obligation                  2001       2000       2001       2000
------------------------------------------  -------    -------    -------    -------
Benefit obligation at beginning of period   $ 1,419    $ 1,387    $   247    $   244
Service cost                                     13         13          4          4
Interest cost                                   102        100         18         18
Plan participants' contributions                 --         --          5          3
Amendments                                       --         --         --         (7)
Actuarial loss                                   68         39         60          7
Curtailments/settlements                          8         --          3         --
Special termination benefits                     18         --         --         --
Benefits paid                                  (121)      (120)       (23)       (22)
------------------------------------------  -------    -------    -------    -------
     Benefit obligation at end of period    $ 1,507    $ 1,419    $   314    $   247
------------------------------------------  =======    =======    =======    =======

                                                                          Medical and Life
                                                    Pension Benefits          Benefits
                                                   ------------------    ------------------
Change in Plan Assets                                2001       2000       2001       2000
-------------------------------------------------  -------    -------    -------    -------
Fair value of plan assets at beginning of period   $ 1,577    $ 1,530    $    --    $    --
Actual return on plan assets                          (115)       162         --         --

Employer contribution                                    4          5         19         19
Plan participants' contributions                        --         --          4          3
Benefits paid                                         (121)      (120)       (23)       (22)
-------------------------------------------------  -------    -------    -------    -------
     Fair value of plan assets at end of period    $ 1,345    $ 1,577    $    --    $    --
-------------------------------------------------  =======    =======    =======    =======

The following tables show the reconciliation of the funded status of the plans with amounts recorded in the consolidated balance sheets (in millions):

                                                              Medical and Life
                                        Pension Benefits          Benefits
                                       ------------------    ------------------
December 31,                             2001       2000       2001       2000
-------------------------------------  -------    -------    -------    -------
Funded status                          $  (162)   $   158    $  (314)   $  (247)
Unrecognized net loss (gain)               169       (146)        60         (1)
Unrecognized prior service cost             (6)        (6)        (1)        (1)
Unamortized net transition obligation        3          5         --         --
-------------------------------------  -------    -------    -------    -------
     Net amount recognized             $     4    $    11    $  (255)   $  (249)
-------------------------------------  =======    =======    =======    =======

                                                              Medical and Life
                                        Pension Benefits          Benefits
                                       ------------------    ------------------
December 31,                             2001       2000       2001       2000
-------------------------------------- -------    -------    -------    -------
Amounts recognized in the consolidated
 balance sheets consist of:
Prepaid benefit cost                   $    42    $    45    $    --    $    --
Accrued benefit liability                  (50)       (50)      (255)      (249)
Accumulated other comprehensive loss        12         16         --         --
-------------------------------------- -------    -------    -------    -------
     Net amount recognized             $     4    $    11    $  (255)   $  (249)
-------------------------------------- =======    =======    =======    =======

The assumptions used in accounting for the BNSF plans were as follows:

                                                                    Medical and Life
                                              Pension Benefits          Benefits
                                              ----------------      ----------------
Assumptions                                   2001       2000       2001       2000
                                              ----       ----       ----       ----
Discount rate                                 7.0%       7.5%       7.0%       7.5%
Rate of increase in compensation levels       4.0%       4.0%        --         --
Expected return on plan assets                9.5%       9.5%        --         --

For purposes of the medical and life benefits calculations for 2001, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 12 percent and is assumed to decrease 1 percent for each future year until the ultimate rate of 5 percent is reached in 2008 and remain constant thereafter. Increasing the assumed health care cost trend rates by 1 percentage point would increase the accumulated post-retirement benefit obligation by $26 million and the combined service and interest components of net post-retirement benefit cost recognized in 2001 by $2 million. Decreasing the assumed health care cost trend rates by 1 percentage point would decrease the accumulated post-retirement benefit obligation by $22 million and the combined service and interest components of net post-retirement benefit cost recognized in 2001 by $2 million.

OTHER PLANS

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $18 million, $15 million and $14 million, in 2001, 2000 and 1999, respectively.

DEFINED CONTRIBUTION PLANS

BNSF sponsors 401(k) thrift and profit sharing plans which cover substantially all non-union employees and certain union employees. BNSF matches 50 percent of the first 6 percent of non-union employees' contributions, which are subject to certain percentage limits of the employees' earnings, at each pay period. Depending on BNSF's performance, an additional matching contribution of up to 30 percent of the first 6 percent can be made at the end of the year. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF's 401(k) matching expense was $14 million, $16 million and $18 million in 2001, 2000 and 1999, respectively.

13. RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other's behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $278 million, $448 million and $183 million during 2001, 2000 and 1999, respectively, which are reflected in changes in working capital in the consolidated statements of cash flows.

BNSF Railway had net intercompany receivable balances at December 31, 2001 and 2000, of $55 million and $39 million, respectively, which are reflected in accounts receivable in the consolidated balance sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2001 and 2000, BNSF Railway had $117 and $114 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2000, BNSF Railway and BNSF agreed to offset $614 million of the variable rate notes payable against $614 million of variable rate notes receivable. During 2001, BNSF Railway also had additional net borrowings of $3 million of variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest Income, Related Parties in the consolidated income statements. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At December 31, 2001 and 2000, BNSF Railway had $825 million and $639 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $186 million increase in intercompany notes receivable is primarily due to the additional borrowings of $791 million and $605 million of repayments from BNSF during 2001. Interest is collected semi-annually on all intercompany notes receivable. In the BNSF Railway consolidated balance sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had net intercompany notes receivable balances of $708 million and $525 million at December 31, 2001 and 2000, respectively.

The 2001 and 2000 balances include a $130 million receivable due SFP Pipelines Holdings, Inc., a subsidiary of BNSF Railway, from BNSF. Interest income from intercompany notes receivable is presented in Interest Income, Related Parties in the consolidated income statements.

During 2001, BNSF BC was transferred into BNSF Railway. The primary asset as of the date of the transfer was a note receivable of $1,662 million from BNSF Railway including accrued interest. Due to the transfer of BNSF BC into BNSF Railway, this note and related interest is now eliminated on a consolidated BNSF Railway basis.

During 2001 and 2000, BNSF Railway paid dividends of $358 million and $150 million, respectively, to BNSF. BNSF Railway paid no dividends during 1999.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF had other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in 2001, 2000 or 1999.

14. QUARTERLY FINANCIAL DATA - UNAUDITED

(In millions)                      Fourth       Third        Second       First
---------------------------------  ------       ------       ------       ------
2001
Revenues                           $2,300       $2,341       $2,269       $2,291
---------------------------------  ------       ------       ------       ------
Operating income                   $  405       $  500       $  426       $  418
---------------------------------  ------       ------       ------       ------
Net income                         $  208       $  281       $  248       $  214
---------------------------------  ------       ------       ------       ------

2000
Revenues                           $2,338       $2,342       $2,260       $2,262
---------------------------------  ------       ------       ------       ------
Operating income                   $  544       $  570       $  482       $  509
---------------------------------  ------       ------       ------       ------
Net income                         $  307       $  330       $  275       $  287
---------------------------------  ------       ------       ------       ------

The table above reflects the current presentation, which is different than previously reported on Form 10-Q (see Note 2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements - See Item 8

2. Consolidated Financial Statement :
   Schedule II - Valuation and Qualifying Accounts - See page F-1

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

                                        THE BURLINGTON NORTHERN AND
                                        SANTA FE RAILWAY COMPANY


                                        By: /s/ Matthew K. Rose
                                            ------------------------------------
                                        Matthew K. Rose
                                        President and Chief Executive Officer

Dated: February 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the date indicated.


/s/   Matthew K. Rose       President and Chief Executive Officer
------------------------
Matthew K. Rose             (Principal Executive Officer) and Director


/s/  Thomas N. Hund         Executive Vice President and Chief Financial Officer
------------------------
Thomas N. Hund              (Principal Financial Officer) and Director


/s/  Dennis R. Johnson      Vice President and Controller
------------------------
Dennis R. Johnson           (Principal Accounting Officer)


/s/  Carl R. Ice            Director
------------------------
Carl R. Ice


/s/  Jeffrey R. Moreland    Director
------------------------
Jeffrey R. Moreland


/s/  Charles S. Schultz     Director
------------------------
Charles S. Schultz

Dated: February 15, 2002

                                   SCHEDULE II

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              For the Years Ended December 31, 2001, 2000 and 1999
                                  (in millions)

----------------------------------------------  ------------   ------------   ------------   ------------
                                                 Balance at     Additions                     Balance at
                                                Beginning of    Charged to                      End of
                   Description                     Period         Income       Deductions       Period
----------------------------------------------  ------------   ------------   ------------   ------------
                                                                                   (a)            (b)
December 31, 2001:
Personal injury and environmental liabilities   $        659   $        246   $        245   $        660

December 31, 2000:
Personal injury and environmental liabilities   $        678   $        208   $        227   $        659

December 31, 1999:
Personal injury and environmental liabilities   $        635   $        295   $        252   $        678

Notes:

(a)   Represents cash payments
(b)   Classified in the consolidated balance sheets as follows:

                                                        2001   2000   1999
                                                        ----   ----   ----
      Accounts payable and other current liabilities    $237   $229   $255
      Casualty and environmental liabilities             423    430    423
                                                        ----   ----   ----
                                                        $660   $659   $678
                                                        ====   ====   ====

      THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

                                INDEX OF EXHIBITS

Exhibit
Number                             Description

  3.1 Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company effective December 31, 1996. Incorporated by reference to The Burlington Northern and Santa Fe Railway Company's Report on Form 10-K for the fiscal year ended December 31, 1996.

  3.2 By-Laws of BNSF as amended through July 17, 1991. Incorporated by reference to Exhibit 3.2 to The Burlington Northern Railroad Company's Report on Form 10-K for the fiscal year ended December 31, 1991.

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