Form 10-Q
period 2002-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 2002-05-02
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number            1-6324

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6034000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 Lou Menk Drive
Fort Worth, Texas	76131
(Address of principal executive offices)	(Zip Code)
(817) 333-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒            No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2002
Common stock, $1.00 par value	1,000 shares

The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation; as a result there is no market data with respect to registrant’s shares.

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$2,160	$2,291

Operating expenses:
Compensation and benefits	714	729
Purchased services	274	261
Depreciation and amortization	230	228
Equipment rents	176	187
Fuel	184	257
Materials and other	217	211

Total operating expenses	1,795	1,873

Operating income	365	418
Interest expense	41	45
Interest (income) expense, related parties	(4)	(7)
Other (income) expense, net	(21)	36

Income before income taxes	349	344
Income tax expense	131	130

Net income	$218	$214

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$112	$78
Accounts receivable, net	159	227
Materials and supplies	199	191
Current portion of deferred income taxes	293	306
Other current assets	55	21

Total current assets	818	823
Property and equipment, net	23,162	23,056
Other assets	924	853
Intercompany notes receivable, net	642	708

Total assets	$25,546	$25,440

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$1,693	$1,857
Long-term debt due within one year	290	288

Total current liabilities	1,983	2,145
Long-term debt	2,041	2,076
Deferred income taxes	6,803	6,723
Casualty and environmental liabilities	423	423
Employee merger and separation costs	197	216
Other liabilities	1,048	1,032

Total liabilities	12,495	12,615

Commitments and contingencies (see Notes 2 and 7)
Stockholder’s equity:
Common stock, $1 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	6,286	6,286
Retained earnings	6,767	6,549
Accumulated other comprehensive loss	(2)	(10)

Total stockholder’s equity	13,051	12,825

Total liabilities and stockholder’s equity	$25,546	$25,440

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Activities
Net income	$218	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	228
Deferred income taxes	87	56
Employee merger and separation costs paid	(20)	(17)
Other, net	(4)	34
Changes in current assets and liabilities:
Accounts receivable, net	68	52
Materials and supplies	(8)	11
Other current assets	(24)	5
Accounts payable and other current liabilities	(178)	(232)

Net cash provided by operating activities	369	351

Investing Activities
Capital expenditures	(260)	(234)
Other, net	(109)	(65)

Net cash used for investing activities	(369)	(299)

Financing Activities
Payments on long-term debt	(32)	(28)
Net (increase) decrease in intercompany notes receivable	66	(21)

Net cash provided by (used for) financing activities	34	(49)

Increase in cash and cash equivalents	34	3
Cash and cash equivalents:
Beginning of period	78	123

End of period	$112	$126

Supplemental cash flow information
Interest paid, net of amounts capitalized	$46	$48
Income taxes paid, net of refunds	126	95

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Accounting Policies and Interim Results

The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company) Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). The consolidated financial statements include the accounts of BNSF Railway and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of March 31, 2002 and the consolidated results of operations for the three month periods ended March 31, 2002 and 2001 have been included.

In December 2001, a wholly-owned subsidiary of BNSF, Burlington Northern Santa Fe British Columbia, Ltd. (BNSF BC) was transferred to BNSF Railway. For accounting purposes, the transfer of BNSF BC to BNSF Railway was treated as a combination of subsidiaries for the periods BNSF Railway and BNSF BC were under common control. Accordingly, the consolidated statements of income and cash flows for the quarter ended March 31, 2001 have been adjusted to include the results of BNSF BC.

Certain comparative prior-year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Hedging Activities

On January 1, 2001, BNSF Railway adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Loss (AOCL). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not expect losses due to counterparty nonperformance.

Fuel

Fuel costs during the first quarters of 2002 and 2001 represented 10 percent and 14 percent, respectively, of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first three months of 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2002, BNSF Railway had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 369 million gallons of diesel fuel at an average price of approximately 57 cents per gallon. The Company also entered into fuel swap agreements utilizing West Texas Intermediate (WTI) crude oil to hedge the equivalent of approximately 101 million and 88 million gallons (2.4 million and 2.1 million barrels) of diesel fuel for 2003 and 2004, respectively, at an average price of $20.58 per barrel. Additionally, as of March 31, 2002, BNSF Railway had entered into costless collar agreements, effective through 2002, utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 44 million gallons of diesel fuel at an average cap price of approximately 65 cents per gallon and an average floor price of approximately 56 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway’s diesel fuel, which typically range between 10 and 20 cents per gallon. As of March 31, 2002, BNSF Railway’s fuel-hedging program covered approximately 49 percent, 8 percent and 7 percent of estimated fuel purchases for the remainder of 2002, 2003 and 2004, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCL related to deferred gains on transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During the first quarter of 2002, the Company recognized a gain of approximately $100 thousand related to the ineffective portion of derivatives in fuel expense. At March 31, 2002, AOCL includes a pretax gain of $9 million, all of which relates to derivative transactions that will expire through 2004. Settled fuel-hedging contracts are a $3 million payable and a $19 million receivable at March 31, 2002 and 2001, respectively, and are recorded in working capital.

BNSF Railway measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a fuel swap, the Company uses a three-month average of forward Gulf Coast #2 heating oil prices or WTI crude oil prices for the period hedged. The fair values of fuel costless collars and caps are calculated and provided by the corresponding counterparties.

Interest Rate

The Company also enters interest rate swaps to convert fixed-rate debt to floating-rate debt. These swaps are accounted for as fair value hedges under SFAS 133. These fair value hedges qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective.

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market values for the transaction provided by the counterparties to this agreement.

In December 2001, BNSF Railway entered into an interest rate swap to convert $100 million of fixed-rate debt to floating-rate debt. The floating rate to be paid by BNSF Railway as of March 31, 2002, on the swap was 6.14 percent and the fixed rate BNSF Railway is to receive is 8.63 percent. The floating rate fluctuates quarterly based on LIBOR. The swap expires in 2004. The fair value of this swap at March 31, 2002 was insignificant.

3.    Comprehensive Income

BNSF Railway’s comprehensive income, net of tax, for the three months ended March 31, 2002 and 2001 was $226 million and $248 million, respectively. BNSF Railway’s comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives which qualify for cash flow hedge accounting.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The change in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2002	2001
	(in millions)
Balance at beginning of period	$(10)	$(10)
Cumulative effect of adoption of SFAS No.133	—	56
Loss (Gain) on derivative instruments, included in net income	2	(12)
Change in fair value of derivative instruments	6	(10)

Balance at end of period	$(2)	$24

4.    Accounts Receivable, Net

BNSF Railway, through a special purpose subsidiary, sells variable rate certificates that evidence undivided interests in an accounts receivable master trust that matures in June 2002. The amount of variable rate certificates which can be sold under the accounts receivable sales agreement is $700 million. The master trust’s assets include an ownership interest in a revolving portfolio of BNSF Railway’s accounts receivable which are used to support the certificates. At March 31, 2002, $650 million of certificates were outstanding compared with $625 million as of December 31, 2001.

5.    Other (Income) Expense, Net

Other income was $21 million or $57 million higher than the first quarter of 2001. This increase was primarily due to a $10 million increase in land sales income in the first quarter of 2002 and a $36 million non-recurring loss for non-rail investments in the first quarter of 2001 related to Pathnet Telecommunications, Inc., a telecommunications venture; and a portfolio of other non-core real-estate investments.

6.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

2002
Beginning balance at January 1,	$274
Accruals	—
Payments	(20)
Other	(2)

Ending balance at March 31,	$252

Employee merger and separation liabilities of $252 million are included in the consolidated balance sheets at March 31, 2002, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and Other in the consolidated income statements. At March 31, 2002, $55 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $61 million at March 31, 2002, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The liability balance at March 31, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement. During the first quarter of 2002, the Company recorded $2 million of reversals for certain liabilities associated with the consolidation plan. The reversal in the first quarter reflects accrued wage continuation payments related to workforce reductions for positions under collective bargaining agreements where the Company was subsequently able to place affected individuals in alternate positions.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $167 million at March 31, 2002. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. These costs will be paid between 2002 and approximately 2024.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from a workforce reduction in 2001, a 1999 reorganization and the Merger were $24 million at March 31, 2002. These costs will be paid over the next several years based on deferral elections made by the employees.

7.    Commitments and Contingencies

Casualty and Environmental

Personal injury claims, including work-related injuries to employees, are a significant expense for the railroad industry. Employees of BNSF Railway are compensated for work-related injuries according to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to significant increases in expense in past years. BNSF Railway has implemented a number of safety programs to reduce the number of personal injuries as well as the associated claims and personal injury expense. BNSF Railway made payments for personal injuries of approximately $38 million during the first quarter of 2002. At March 31, 2002, the Company had recorded liabilities of $467 million, related to both asserted and unasserted personal injury claims. Of this amount, $191 million is included in current liabilities.

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the “Superfund” law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs at approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for allenvironmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean-up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF Railway’s liability for environmental clean-up is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 380 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $14 million during the first three months of 2002 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. As of March 31, 2002, BNSF Railway has recorded liabilities for remediation and restoration of all known sites of approximately $202 million, of which $56 million is included in current liabilities. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2002 will be paid over the next five years. No individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF Railway’s best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway’s best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway’s total clean-up costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in clean-up efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway’s results of operations, financial position or liquidity.

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

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $126 million and $95 million, respectively, during the first three months of 2002 and 2001, which are reflected in changes in working capital in the consolidated statements of cash flows.

BNSF Railway had net intercompany receivable balances of $4 million and $55 million at March 31, 2002 and December 31, 2001, respectively, which are reflected in accounts receivable in the consolidated balance sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At March 31, 2002 and December 31, 2001, BNSF Railway had $56 million and $117 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first quarter of 2002, BNSF Railway had additional net borrowings of $15 million of variable rate notes and made repayments of $76 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest (income) expense, related parties in the consolidated income statements. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At March 31, 2002 and December 31, 2001, BNSF Railway had $698 million and $825 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $127 million decrease in intercompany notes receivable is primarily due to the additional borrowings of $43 million and $170 million of repayments from BNSF during 2002. Interest is collected semi-annually on all intercompany notes receivable. In the BNSF Railway consolidated balance sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had net intercompany notes receivable balances of $642 million and $708 million at March 31, 2002 and December 31, 2001, respectively.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

During 2001, BNSF BC was transferred into BNSF Railway. The primary assets as of the date of the transfer included a note receivable from BNSF Railway including accrued interest. Due to the transfer of BNSF BC into BNSF Railway, this note and related interest is now eliminated on a consolidated BNSF Railway basis.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF had other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in the first quarters of 2002 or 2001.

Item 2.    Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Three months ended March 31, 2002 compared with three months ended March 31, 2001

BNSF Railway recorded net income for the first quarter of 2002 of $218 million compared with $214 million for the first quarter of 2001. First quarter 2001 results reflected non-recurring losses of $22 million, net of tax, related to non-rail investments.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the three months ended March 31, 2002 and 2001, and includes certain reclassifications of prior-year information to conform to current-year presentation:

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(In Millions)		(In Thousands)
Consumer Products	$775	$805	880	900	$881	$894
Coal	508	526	511	516	994	1,019
Industrial Products	491	517	332	350	1,479	1,477
Agricultural Products	361	414	204	220	1,770	1,882

Total Freight Revenues	2,135	2,262	1,927	1,986	$1,108	$1,139

Other Revenues	25	29

Total Operating Revenues	$2,160	$2,291

Freight revenues for the 2002 first quarter were $2.14 billion, down 6 percent compared with the same 2001 period. Average revenue per car/unit decreased 3 percent in the first quarter of 2002 to $1,108 from $1,139 in the first quarter of 2001.

Consumer Products revenues of $775 million for the first quarter of 2002 were $30 million, or 4 percent, lower than the first quarter of 2001. Consumer revenues primarily reflect decreased automotive shipments and lower levels of less-than-truckload (LTL) traffic. These decreases were partially offset by new truckload business and higher international volumes for intermodal.

Coal revenues of $508 million for the first quarter of 2002 decreased $18 million, or 3 percent, versus the same period a year ago. Volume was lower than the first quarter 2001 as a result of reduced economic demand and lower burn rates reflecting mild winter weather. Revenue per car decreased as a result of shorter length of haul, modest price decreases related to the renewal of some contracts, and lower quarterly adjustment factors in existing contracts.

Industrial Products revenues of $491 million for the first quarter of 2002 was $26 million, or 5 percent, lower than the first quarter of 2001. Revenues for the first quarter of 2002 fell due to production cutbacks affecting most sectors other than chemicals and plastics which experienced an increase of 3 percent.

Agricultural Products revenues of $361 million for the first quarter of 2002 were $53 million, or 13 percent, lower than revenues for the first quarter of 2001. This decrease was primarily due to decreased demand for soybeans moving through the Pacific Northwest to China as well as decreased corn and wheat exports.

Expenses

Total operating expenses for the first quarter of 2002 were $1,795 million, a decrease of $78 million, or 4 percent, versus the same 2001 period.

        Compensation and benefits expenses of $714 million were $15 million, or 2 percent, lower than the first quarter of 2001. These decreases reflect lower compensation expenses related to increased productivity and lower headcounts as well as reduced railroad retirement taxes as a result of new legislation.
Partially offsetting these decreases were increased wage and benefit rates for both the scheduled and non-union workforce.

Purchased services of $274 million for the first quarter of 2002 were $13 million, or 5 percent, higher than the first quarter of 2001. This primarily reflects higher insurance including decreased recoveries, and increased legal expenses primarily related to coal rate disputes.

Depreciation and amortization expenses of $230 million for the first quarter of 2002 were $2 million, or 1 percent, higher than the same period in 2001, primarily due to a higher capital base.

Equipment rents expenses for the first quarter of 2002 of $176 million were $11 million, or 6 percent, lower than the first quarter of 2001. This reflects fewer railcars, trailers and containers, and automotive equipment under lease as a result of decreased volumes and cost-saving initiatives. In addition, locomotive rental expense decreased due to fewer locomotives under lease.

Fuel expenses of $184 million for the first quarter of 2002 were $73 million, or 28 percent, lower than the first quarter of 2001, primarily as a result of a 22-cent decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first quarter of 2002 was 283 million gallons compared with 297 million gallons in the first quarter of 2001. The decrease in the average all-in cost per gallon of diesel fuel includes a 30-cent decrease in the average purchase price and a hedge cost of 1-cent per gallon in the first quarter of 2002 compared with a 7-cent per gallon benefit in the first quarter of 2001.

Materials and other expenses of $217 million for the first quarter of 2002 were $6 million, or 3 percent, higher than the first quarter of 2001 principally due to an increase in casualty expense, principally related to one large derailment.

Interest expense of $41 million for the first quarter of 2002 was $4 million, or 9 percent, lower than the first quarter of 2001; primarily as a result of reduced interest rates, lower debt levels and the fixed to floating swaps.

Other income was $21 million or $57 million higher than the first quarter of 2001. This increase was primarily due to a $10 million increase in land sales income in the first quarter of 2002 and a $36 million non-recurring loss for non-rail investments in the first quarter of 2001 related to Pathnet Telecommunications, Inc., a telecommunications venture; and a portfolio of other non-core real-estate investments.

Other Matters

Fuel Hedges

Between March 31, 2002 and April 30, 2002, the Company entered into additional fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of 13 million gallons of diesel fuel, for the second half of 2002 at an average price of 63 cents per gallon. In addition, between March 31, 2002 and April 30, 2002, the Company entered into caps utilizing Gulf Coast #2 heating oil to hedge the equivalent of 69 million gallons of diesel fuel, for the second quarter of 2002, at an average strike price of 71 cents per gallon. The Company paid a premium of 2 cents per gallon for the caps.

Other Commitments

BNSF Railway has recently agreed to acquire 500 locomotives over the next several years. The locomotives acquired will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition and commodity concentrations, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statements, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments which inherently have some degree of market risk. The qualitative and quantitative information presented in the Management’s Narrative Analysis of Results of Operations section and Note 2 of the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument programs, which have a material market risk.

Interest Rate Sensitivity

From time to time, BNSF Railway enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest and to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate long-term debt to floating-rate debt. BNSF Railway’s measurement of the fair value of its interest rate swap is based on estimates of the mid-market values for the transactions provided by the counterparties to this agreement.

As discussed in Note 2 in the Consolidated Financial Statements, the Company uses interest rate swaps to minimize exposure to risk. This swap is accounted for as a fair value hedge under Statement of Financial Accounting Standards (SFAS) No. 133.

All swap transactions outstanding with an interest rate component are reflected in the table below.

	March 31, 2002
	Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Fair Value Hedge
Fixed to Variable swap (in millions)	—	—	$100	—	—	—	$100	$—
Fixed Rate	—	—	8.63%	—	—	—	8.63%
Floating Rate	—	—	6.14%	—	—	—	6.14%

Commodity Price Sensitivity

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases as discussed in Note 2 to the Company’s consolidated financial statements. Hedge transactions are typically based on the price of pipeline delivery of Gulf Coast #2 heating oil or the front month settlement price of West Texas Intermediate (WTI) crude oil. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For caps, BNSF Railway pays a premium at inception then, if the actual average hedge commodity price during the specified determination period is greater than the hedge price, receives the difference between the hedge price and average commodity price for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel, and Gulf Coast #2 heating oil and WTI crude oil.

BNSF Railway measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a swap, the Company uses a 3-month average of forward commodity prices for the period hedged. The fair value of the fuel costless collars and the caps is calculated and provided by the corresponding counterparty.

The table below provides information about BNSF Railway’s diesel fuel hedging instruments that are sensitive to changes in diesel fuel prices, and presents notional amounts in gallons and the weighted average contract prices by contractual maturity date. The prices included in the table below do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur from time to time between the prices of commodities hedged and the purchase price of BNSF Railway’s diesel fuel.

	March 31, 2002
	Maturity Date
	2002	2003	2004	Fair Value (in millions)
Gulf Coast #2 Heating Oil Swaps:
Gallons (in millions)	369	—	—	$3
Weighted average price per gallon	$0.57	—	—
Gulf Coast #2 Heating Oil Costless Collars:
Gallons (in millions)	44	—	—	$2
Weighted average price per gallon – caps	$0.65	—	—
Weighted average price per gallon – floors	$0.56	—	—
West Texas Intermediate Crude Oil Swaps:
Barrels (in thousands)	—	2,400	2,100	$4
Weighted average price per barrel	—	$20.55	$20.63

At March 31, 2002, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure.

The Company entered into fuel hedge transactions between March 31, 2002 and April 30, 2002. See Other Matters: Fuel Hedges in Management’s Narrative Analysis of Results of Operations.

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

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters and personal injury claims. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of BNSF Railway’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Item 6.    Exhibits and Reports on Form 8-K

A.    Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TH	E BURLINGTON NORTHERN AND
SA	NTA FE RAILWAY COMPANY
(Re	gistrant)

Dated: May 1, 2002	By:	/s/ Dennis R. Johnson
Dennis R. Johnson Vice President and Controller (On behalf of the Registrant and as principal accounting officer)

S-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

Exhibit Index

12.1    Computation of Ratio of Earnings to Fixed Charges.

E-1