Form 10-Q
period 2002-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 2002-08-09
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

2650 Lou Menk Drive
Fort Worth, Texas
(Address of principal executive offices)

76131
(Zip Code)

(817) 333-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ✓         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2002
Common stock, $1.00 par value	1,000 shares

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
CONSOLIDATED STATEMENT OF INCOME
(Dollars in Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$2,206	$2,269	$4,366	$4,561
Operating expenses:
Compensation and benefits	696	694	1,410	1,423
Purchased services	279	274	553	536
Depreciation and amortization	231	230	461	458
Equipment rents	179	190	355	377
Fuel	207	246	391	503
Materials and other	210	209	427	420

Total operating expenses	1,802	1,843	3,597	3,717

Operating income	404	426	769	844
Interest expense	38	42	79	87
Interest (income) expense, related parties	(4)	(4)	(9)	(11)
Other (income) expense, net	(18)	(3)	(39)	33

Income before income taxes	388	391	738	735
Income tax expense	148	143	280	273

Net income	$240	$248	$458	$462

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$154	$78
Accounts receivable, net	197	227
Materials and supplies	217	191
Current portion of deferred income taxes	327	306
Other current assets	165	21

Total current assets	1,060	823
Property and equipment, net	23,450	23,056
Other assets	889	853
Intercompany notes receivable, net	722	708

Total assets	$26,121	$25,440

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,851	$1,857
Long-term debt due within one year	291	288

Total current liabilities	2,142	2,145
Long-term debt	2,063	2,076
Deferred income taxes	7,003	6,723
Casualty and environmental liabilities	368	423
Employee merger and separation costs	184	216
Other liabilities	1,052	1,032

Total liabilities	12,812	12,615

Commitments and contingencies (see notes 2 and 7)
Stockholder’s equity:
Common stock, $1 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	6,286	6,286
Retained earnings	7,007	6,549
Accumulated other comprehensive income (deficit)	16	(10)

Total stockholder’s equity	13,309	12,825

Total liabilities and stockholder’s equity	$26,121	$25,440

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating Activities:
Net income	$458	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461	458
Deferred income taxes	243	139
Employee merger and separation costs paid	(31)	(27)
Other, net	(104)	23
Changes in current assets and liabilities:
Accounts receivable, net	30	26
Materials and supplies	(15)	6
Other current assets	(108)	37
Accounts payable and other current liabilities	(31)	(175)

Net cash provided by operating activities	903	949

Investing Activities:
Capital expenditures	(641)	(637)
Other, net	(103)	(14)

Net cash used for investing activities	(744)	(651)

Financing Activities:
Payments on long-term debt	(70)	(68)
Net (increase) decrease in intercompany notes receivables, net	(14)	270
Cash dividends paid	—	(358)
Other, net	1	1

Net cash used for financing activities	(83)	(155)

Increase in cash and cash equivalents	76	143
Cash and cash equivalents:
Beginning of period	78	123

End of period	$154	$266

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$83	$89
Income taxes paid, net of refunds	129	161

See accompanying notes to consolidated financial statements.

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The consolidated financial statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company) Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and notes thereto. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. The consolidated financial statements include the accounts of BNSF Railway and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001 have been included.

In December 2001, a wholly-owned subsidiary of BNSF, Burlington Northern Santa Fe British Columbia, Ltd. (BNSF BC) was transferred to BNSF Railway. For accounting purposes, the transfer of BNSF BC to BNSF Railway was treated as a combination of subsidiaries for the periods BNSF Railway and BNSF BC were under common control. Accordingly, the consolidated statements of income and cash flows for the quarter and six months ended June 30, 2001 have been adjusted to include the results of BNSF BC.

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

The Company currently uses derivatives to hedge against increases in diesel fuel prices and to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCI as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not expect losses due to counterparty nonperformance.

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Fuel

Fuel costs for the first six months of 2002 and 2001 represented 11 percent and 14 percent, respectively, of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first six months of 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2002, BNSF Railway had entered into fuel swap agreements utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 296 million gallons of diesel fuel for the second half of 2002, at an average price of approximately 58 cents per gallon. The Company also entered into fuel swap agreements utilizing West Texas Intermediate (WTI) crude oil to hedge the equivalent of approximately 101 million and 88 million gallons (2.4 million and 2.1 million barrels) of diesel fuel for 2003 and 2004, respectively, at an average price of $20.58 per barrel. Additionally, as of June 30, 2002, BNSF Railway had entered into costless collar agreements, effective through 2002, utilizing Gulf Coast #2 heating oil to hedge the equivalent of approximately 32 million gallons of diesel fuel at an average cap price of approximately 64 cents per gallon and an average floor price of approximately 56 cents per gallon. The above prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of commodities hedged and the purchase price of BNSF Railway’s diesel fuel, which typically range between 10 and 20 cents per gallon. As of June 30, 2002, BNSF Railway’s fuel-hedging program covered approximately 58 percent, 8 percent and 7 percent of estimated fuel purchases for the remainder of 2002, 2003 and 2004, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCI related to deferred gains on fuel hedging transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. During the second quarter of 2002, the Company recognized a gain of approximately $400 thousand related to the ineffective portion of derivatives in fuel expense. At June 30, 2002, AOCI includes a pretax gain of $38 million, all of which relates to derivative transactions that will expire through 2004. Settled fuel-hedging contracts are a $9 million receivable and a $3 million payable at June 30, 2002 and December 31, 2001, respectively, recorded in working capital.

BNSF Railway measures the fair value of swaps from data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward Gulf Coast #2 heating oil prices or WTI crude oil prices for the period hedged. The fair value of costless collars is calculated and provided by the corresponding counterparties.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy. These swaps are accounted for as fair value hedges under SFAS 133. They qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective.

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As of June 30, 2002, BNSF Railway had entered into one swap on a notional amount of $100 million in which it pays a floating rate, which fluctuates quarterly, based on LIBOR. The floating rate to be paid by BNSF Railway as of June 30, 2002, was 6.19 percent and the fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004. The fair value of this swap at June 30, 2002, was $2 million.

The Company’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3.    Comprehensive Income

BNSF Railway’s comprehensive income, net of tax, was $258 million and $484 million for the three and six months ended June 30, 2002, respectively, compared with $247 million and $495 million for the three and six months ended June 30, 2001, respectively. BNSF Railway’s comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives that qualify for cash flow hedge accounting. The change in Accumulated Other Comprehensive Income, net of tax, for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)		(in millions)
Balance at beginning of period	$(2)	$24	$(10)	$(10)
Cumulative effect of adoption of SFAS No.133, net	—	—	—	56
Gain on derivative instruments, included in net income	(5)	(11)	(3)	(23)
Change in fair value of derivative instruments	23	10	29	—

Balance at end of period	$16	$23	$16	$23

4.    Accounts Receivable, Net

BNSF Railway maintains an allowance for uncollectible accounts receivable. At June 30, 2002 and December 31, 2001, $74 million and $65 million, respectively, of such allowances had been recorded. The allowance is based on a calculation that uses the application of historical experience to aged receivables in combination with management’s judgment of potential future uncollectible amounts for individual known receivables for which collection appears unlikely.

BNSF Railway sells certain of its accounts receivable to a wholly-owned special purpose subsidiary, Santa Fe Receivables Corporation (SFRC), which then transfers the receivables to a master trust that sells undivided interests in the receivables to investors. Creditors of BNSF Railway have no recourse to the assets of SFRC or the master trust. Under the current facility, the master trust may sell investor interests with a principal amount up to $700 million through June 27, 2003. At June 30, 2002, investor interests totaling $645 million were outstanding compared with $625 million as of December 31, 2001.

5.    Other (Income) Expense, Net

Other income for the second quarter 2002 was $18 million or $15 million higher than the second quarter 2001, primarily as a result of a $16 million increase in land sales. Other income for the first six months of 2002 was $39 million or $72 million higher than the first six months of 2001. This increase was primarily due to a $26 million

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

increase in land sales and a decrease of $11 million in accounts receivable sale fees in the first six months of 2002, and a $36 million loss related to non-rail investments in the first quarter of 2001.

6.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2002	2001
Beginning balance at January 1,	$274	$310
Accruals	—	—
Payments	(31)	(27)
Other	(5)	(4)

Ending balance at June 30,	$238	$279

Employee merger and separation liabilities of $238 million are included in the consolidated balance sheet at June 30, 2002, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the consolidated income statements. At June 30, 2002, $54 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $41 million at June 30, 2002, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

The liability balance at June 30, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement. During the first six months of 2002, the Company recorded $5 million of reversals for certain liabilities associated with the consolidation plan. Reversals primarily reflect accrued wage continuation payments related to workforce reductions for positions under collective bargaining agreements where the Company was subsequently able to place affected individuals in alternate positions.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $175 million at June 30, 2002. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. These costs are expected to be paid between 2002 and approximately 2024.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from a workforce reduction in 2001, the 1999 reorganization and the Merger were $22 million at June 30, 2002. These costs will be paid over the next several years based on deferral elections made by the employees.

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

BNSF formed a wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in the second quarter of 2002. BNSF IC will provide insurance coverage for certain punitive damage risks incurred after April 1, 1998, Federal Employers Liability Act (FELA) claims, railroad protective and Force Account claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2002, BNSF Railway had paid premiums of $133 million to BNSF IC for such coverage for 2002 of which $67 million is included in other current assets in the consolidated balance sheet at June 30, 2002.

BNSF Railway also made payments for personal injuries of approximately $81 million during the first six months of 2002. At June 30, 2002, the Company had recorded liabilities of $412 million, related to both asserted and unasserted personal injury claims, which occurred prior to January 1, 2002. Of this amount, $185 million is included in current liabilities.

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental clean-up and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the “Superfund” law, as well as similar state laws generally impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and clean-up costs for approximately 30 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the clean up of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental clean-up costs are initially recorded when BNSF Railway’s liability for environmental clean up is both probable and a reasonable estimate can be made of associated costs. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for clean-up, and historical trend analyses.

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 385 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $27 million during the first six months of 2002 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. As of June 30, 2002, BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $197 million, of which $56 million is included in current liabilities. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2002, will be paid over the next five years. No individual site is considered to be material.

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

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $129 million and $161 million, during the first six months of 2002 and 2001, respectively, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany payable balance of $2 million at June 30, 2002, and a net intercompany receivable balance of $55 million at December 31, 2001, which are reflected in accounts payable and accounts receivable in the consolidated balance sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business. Included in the net intercompany payable balance at June 30, 2002 is a $2 million receivable to BNSF Railway from BNSF IC. The receivable represents payments made by BNSF Railway for claims that will be reimbursed by BNSF IC.

BURLINGTON NORTHERN SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At June 30, 2002 and December 31, 2001, BNSF Railway had $58 million and $117 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2002, BNSF Railway had additional borrowings of $20 million of variable rate notes and made repayments of $79 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest (income) expense, related parties in the consolidated income statements. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At June 30, 2002 and December 31, 2001, BNSF Railway had $780 million and $825 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $45 million decrease in intercompany notes receivable is primarily due to additional borrowings of $261 million offset by $306 million of repayments from BNSF during 2002. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the consolidated balance sheet. BNSF Railway had net intercompany notes receivable balances of $722 million and $708 million at June 30, 2002 and December 31, 2001, respectively. Interest income from intercompany notes receivable is presented in Interest (income) expense, related parties in the consolidated income statement.

In the second quarter of 2001, BNSF Railway paid a dividend of $358 million to BNSF.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in the first six months of 2002 or 2001.

Item 2.    Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

BNSF Railway recorded net income for the first six months of 2002 of $458 million compared with net income of $462 million for the first six months of 2001. First quarter 2001 results reflected losses of $22 million, net of tax, related to non-rail investments.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the six months ended June 30, 2002 and 2001, and includes certain reclassifications of prior-year information to conform to current-year presentation:

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(In Millions)		(In Thousands)
Consumer Products	$1,622	$1,649	1,866	1,831	$869	$900
Industrial Products	1,026	1,053	705	726	1,455	1,450
Coal	996	1,058	1,011	1,043	985	1,014
Agricultural Products	673	742	381	402	1,766	1,846

Total Freight Revenues	4,317	4,502	3,963	4,002	$1,089	$1,125

Other Revenues	49	59

Total Operating Revenues	$4,366	$4,561

Freight revenues for the first six months of 2002 were $4.3 billion, down 4 percent compared with the same 2001 period. Average revenue per car/unit decreased 3 percent in the first six months of 2002 to $1,089 from $1,125 in the first six months of 2001.

Consumer Products revenues of $1,622 million for the first six months of 2002 were $27 million, or 2 percent, lower than the first six months of 2001. Consumer revenues primarily reflect decreased automotive shipments related to a contract loss in the third quarter of 2001 and lower levels of less-than-truckload (LTL) traffic. These decreases were partially offset by higher truckload and international volumes. The reduction in revenue per car/unit was related to an increase in lower rated international traffic and a decrease in automotive and LTL traffic.

Industrial Products revenues of $1,026 million for the first six months of 2002 were $27 million, or 3 percent, lower than the first six months of 2001. An 8 percent increase in the chemicals sector was more than offset by general softness in the construction products sector.

Coal revenues of $996 million for the six months of 2002 decreased $62 million, or 6 percent, versus the same period a year ago. Volume was lower than the first six months of 2001 as a result of reduced demand. Revenue per car/unit decreased as a result of shorter length of haul, modest price decreases related to the renewal of some contracts and cost adjustment factors in existing contracts.

Agricultural Products revenues of $673 million for the first six months of 2002 were $69 million, or 9 percent, lower than revenues for the same period in 2001, primarily due to decreased soybean, wheat and corn exports and shorter length of haul, which also contributed to lower revenue per car/unit.

Expenses

Total operating expenses for the first six months of 2002 were $3,597 million, a decrease of $120 million, or 3 percent, versus the same 2001 period.

Compensation and benefits expenses of $1,410 million were $13 million, or 1 percent, lower than first six months of 2001. These decreases reflect lower compensation expenses related to increased productivity and lower headcounts as well as reduced railroad retirement taxes as a result of new legislation. Partially offsetting these decreases were increased wage and benefit rates for both the scheduled and non-union workforce and higher incentive compensation accruals.

Purchased services of $553 million for the first six months of 2002 were $17 million, or 3 percent, higher than the same period in 2001. This primarily reflects higher insurance including decreased recoveries, and increased legal expenses primarily related to coal rate disputes.

Depreciation and amortization expenses of $461 million for the first six months of 2002 were $3 million, or 1 percent, higher than the same period in 2001.

Equipment rents expenses for the first six months of 2002 of $355 million were $22 million, or 6 percent, lower than the first six months of 2001. This reflects fewer foreign cars on BNSF Railway’s line, increased receipts related to BNSF Railway equipment on other railroads, and reduced automotive rents due to lower volumes. In addition, locomotive rental expense decreased due to fewer locomotives under lease.

Fuel expenses of $391 million for the first six months of 2002 were $112 million, or 22 percent, lower than the first six months of 2001, primarily as a result of a 16-cent decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first six months of 2002 was 566 million gallons compared with 590 million gallons in the first six months of 2001. The decrease in the average all-in cost per gallon of diesel fuel includes a 22-cent decrease in the average purchase price and a hedge benefit of less than one-cent per gallon in the first six months of 2002 compared with a 6-cent hedge benefit per gallon in the first six months of 2001.

Materials and other expenses of $427 million for the first six months of 2002 were $7 million, or 2 percent, higher than the first six months of 2001 principally due to an increase in casualty expense, primarily related to two large derailments, and increased personal injury expense.

Interest expense of $79 million for the first six months of 2002 was $8 million, or 9 percent, lower than the first six months of 2001. This decrease is primarily a result of lower short-term interest rates coupled with higher levels of floating rate debt.

Other income was $39 million or $72 million higher than the first six months of 2001. This increase was primarily due to a $26 million increase in land sales, a decrease of $11 million in accounts receivable sale fees in the first six months of 2002 and a $36 million loss related to non-rail investments in the first quarter of 2001.

Other Matters

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

Employees and Labor Relations

Approximately 87 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers’ Conference Committee (NCCC), BNSF Railway’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represents approximately one-third of BNSF Railway’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees’ sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties will examine alternative ways to control rising healthcare costs. If the parties are unable to resolve the issue of health and welfare on their own after 90 days, either party may then send the health and welfare issues to binding arbitration. The NCCC also reached a final agreement with the Brotherhood of Maintenance of Way Employees (BMWE) resolving wage, work rule and benefit issues through 2004 which was implemented in July 2001. BMWE represents BNSF Railway’s track, bridge and building maintenance employees, or about one-fourth of BNSF Railway’s unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 5 percent of BNSF Railways’s unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement.

Other Commitments

In April 2002, BNSF Railway agreed to acquire 500 locomotives over the next several years. Through June 30, 2002, BNSF Railway has acquired 72 of the 500 locomotives and plans to acquire an additional 28 in 2002. A portion of the 72 acquired locomotives were financed through operating leases and the remaining locomotives under this agreement will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet completed its analysis of SFAS No. 143; although it does not currently expect implementation to have a significant effect on its results of operations or consolidated financial condition.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required that all gains and losses from extinguishment of debt be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. The Company does not expect implementation to have a significant effect on its results of operation or consolidated financial condition.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, predictions or expectations of financial or operational results, or refer to matters which are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper claims, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition, and commodity concentrations, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements.

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

Interest Rate Sensitivity

From time to time, BNSF Railway enters into various interest rate-hedging transactions for purposes of managing exposure to fluctuations in interest rates and to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate debt to floating-rate debt. BNSF Railway’s measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

As discussed in Note 2 in the Consolidated Financial Statements, the Company uses interest rate swaps to minimize exposure to risk. These swaps are accounted for as fair value hedges as required under SFAS No. 133.

All swap transactions outstanding with an interest rate component are reflected in the table below.

	June 30, 2002
	Maturity Date
							Fair Value
	2003	2004	2005	2006	There- after	Total	(in millions)
Fair Value Hedge
Fixed to Variable swap (in millions)	—	$100	—	—	—	$100	$2
Fixed Rate	—	8.63%	—	—	—	8.63%
Floating Rate	—	6.19%	—	—	—	6.19%

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

BNSF Railway measures the fair value of fuel swaps from daily forward price data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward commodity prices for the period hedged. The fair value of costless collars is calculated and provided by the corresponding counterparty.

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

	June 30, 2002
	Maturity Date
	2002	2003	2004	Fair Value (in millions)
Gulf Coast #2 Heating Oil Swaps:
Gallons (in millions)	296	—	—	$24
Weighted average price per gallon	$0.58	—	—
Gulf Coast #2 Heating Oil Costless Collars:
Gallons (in millions)	32	—	—	$1
Weighted average price per gallon—caps	$0.64	—	—
Weighted average price per gallon—floors	$0.56	—	—
West Texas Intermediate Crude Oil Swaps:
Barrels (in thousands)	—	2,400	2,100	$13
Weighted average price per barrel	—	$20.55	$20.63

At June 30, 2002, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated:	August 9, 2002

S-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

E-1