Form 10-Q
period 2002-09-30
BURLINGTON NORTHERN RAILROAD CO
filed 2002-11-14
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(800) 795-2673
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2002
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Dollars in Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$2,304	$2,341	$6,670	$6,902

Operating expenses:
Compensation and benefits	730	714	2,140	2,137
Purchased services	295	275	848	811
Depreciation and amortization	235	222	695	680
Equipment rents	182	185	537	562
Fuel	215	240	606	743
Materials and other	228	205	655	625

Total operating expenses	1,885	1,841	5,481	5,558

Operating income	419	500	1,189	1,344
Interest expense	37	43	116	130
Interest income, related parties	5	5	14	16
Other (income) expense, net	—	12	(38)	45

Income before income taxes	387	450	1,125	1,185
Income tax expense	142	169	422	442

Net income	$245	$281	$703	$743

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$132	$78
Accounts receivable, net	208	227
Materials and supplies	200	191
Current portion of deferred income taxes	333	306
Other current assets	129	21

Total current assets	1,002	823
Property and equipment, net	23,773	23,056
Other assets	842	853
Intercompany notes receivable, net	779	708

Total assets	$26,396	$25,440

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,851	$1,857
Long-term debt due within one year	143	288

Total current liabilities	1,994	2,145
Long-term debt	2,104	2,076
Deferred income taxes	7,127	6,723
Casualty and environmental liabilities	356	423
Employee merger and separation costs	178	216
Other liabilities	1,081	1,032

Total liabilities	12,840	12,615

Commitments and contingencies (see notes 2, 6, and 8)
Stockholder’s equity:
Common stock, $1 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	6,286	6,286
Retained earnings	7,252	6,549
Accumulated other comprehensive income (deficit)	18	(10)

Total stockholder’s equity	13,556	12,825

Total liabilities and stockholder’s equity	$26,396	$25,440

See accompanying notes to consolidated financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating Activities:
Net income	$703	$743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	695	680
Deferred income taxes	360	254
Employee merger and separation costs paid	(48)	(38)
Other, net	(136)	45
Changes in current assets and liabilities:
Accounts receivable, net	19	15
Materials and supplies	1	13
Other current assets	(72)	22
Accounts payable and other current liabilities	15	(74)

Net cash provided by operating activities	1,537	1,660

Investing Activities:
Capital expenditures	(1,016)	(1,061)
Other, net	(129)	(7)

Net cash used for investing activities	(1,145)	(1,068)

Financing Activities:
Payments on long-term debt	(268)	(151)
Net (increase) decrease in intercompany notes receivables, net	(71)	59
Cash dividends paid	—	(358)
Other, net	1	2

Net cash used for financing activities	(338)	(448)

Increase in cash and cash equivalents	54	144
Cash and cash equivalents:
Beginning of period	78	123

End of period	$132	$267

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$115	$134
Income taxes paid, net of refunds	165	162

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001 have been included.

In December 2001, a wholly-owned subsidiary of BNSF, Burlington Northern Santa Fe British Columbia, Ltd. (BNSF BC) was transferred to BNSF Railway. For accounting purposes, the transfer of BNSF BC to BNSF Railway was treated as a combination of subsidiaries for the periods BNSF Railway and BNSF BC were under common control. Accordingly, the consolidated statements of income and cash flows for the quarter and nine months ended September 30, 2001 have been adjusted to include the results of BNSF BC.

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

The Company currently uses derivatives to hedge against increases in diesel fuel prices and to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCI as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not expect losses due to counterparty nonperformance.

Fuel

Fuel costs for the first nine months of 2002 and 2001 represented 11 percent and 13 percent, respectively, of total operating expenses. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on annualized fuel consumption during the first nine months of 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2002, BNSF Railway had entered into fuel swap and costless collar agreements utilizing Gulf Coast #2 heating oil (GCHO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of GCHO and the purchase price of BNSF Railway’s diesel fuel, which typically range between 10 and 20 cents per gallon. The supporting table below provides fuel hedge data for the GCHO fuel hedges.

Quarter Ended
2002	December 31,
GCHO Swaps
Gallons hedged (in millions)	154.35
Average swap price (per gallon)	$ 0.58
GCHO Collars
Gallons hedged (in millions)	15.75
Average cap price (per gallon)	$ 0.64
Average floor price (per gallon)	$ 0.56

In addition, the Company entered into fuel swap and costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The hedge prices do not include refining, taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, which typically range between 12 and 30 cents per gallon. The supporting tables below provide fuel hedge data for the WTI fuel hedges.

	Quarter Ended
2003	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	600	600	600	2,400
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	25.20	100.80
Average swap price (per barrel)	$20.41	$20.52	$20.59	$20.67	$20.55
WTI Collars
Barrels hedged (in thousands)	1,125	1,125	525	525	3,300
Equivalent gallons hedged (in millions)	47.25	47.25	22.05	22.05	138.60
Average cap price (per barrel)	$29.82	$28.36	$27.35	$26.56	$28.41
Average floor price (per barrel)	$25.76	$24.12	$23.06	$22.23	$24.21

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As of September 30, 2002, BNSF Railway’s total fuel-hedging program covered approximately 58 percent, 21 percent and 8 percent of estimated fuel purchases for the remainder of 2002, 2003 and 2004, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of adopting SFAS No. 133, the Company recorded a cumulative transition benefit of $56 million, net of tax, to AOCI related to fuel hedging transactions as of January 1, 2001. Subsequent changes in fair value for the effective portion of derivatives qualifying as hedges are recognized in Other Comprehensive Income (OCI) until the purchase of the related hedged item is recognized in earnings, at which time changes in fair value previously recorded in OCI are reclassified to earnings and recognized in fuel expense. The fuel hedges will expire between 2002 and 2004.

The amounts recorded in the consolidated statement of income for fuel hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Hedge benefit	$17	$13	$23	$50
Tax effect	6	4	8	18

Hedge benefit, net of tax	$11	$9	$15	$32

Since the adoption of SFAS No. 133, the ineffective portion of fuel hedge transactions has been de minimis. In the third quarter 2002, BNSF Railway recorded $200 thousand of expense related to hedge ineffectiveness.

The amounts recorded in the consolidated balance sheet for fuel hedge transactions were as follows (in millions):

	September 30, 2002	December 31, 2001
Fuel hedging asset (liability) included in AOCI	$41	$(4)
Tax effect	15	(2)

Fuel hedging asset (liability) included in AOCI, net of tax	$26	$(2)

Settled fuel hedging contracts receivable (payable)	$17	$(3)

Amounts recorded in AOCI represent the fair value of unexpired hedges.

BNSF Railway measures the fair value of swaps from data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward GCHO prices or WTI crude oil prices for the period hedged. The fair value of costless collars is calculated and provided by the corresponding counterparties.

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

As of September 30, 2002, BNSF Railway had entered into one swap on a notional amount of $100 million in which it pays a floating rate, which fluctuates quarterly, based on LIBOR. The floating rate to be paid by BNSF Railway as of September 30, 2002, was 6.10 percent and the fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004.

The amounts recorded in the consolidated statement of income for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Hedge benefit	$1	$—	$2	$—
Tax effect	—	—	1	—

Hedge benefit, net of tax	$1	$—	$1	$—

The amounts recorded in other assets on the consolidated balance sheet for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	September 30, 2002	December 31, 2001
Interest rate hedging asset	$5	$—

The Company’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

3.    Comprehensive Income

BNSF Railway’s comprehensive income, net of tax, was $247 million and $731 million for the three and nine months ended September 30, 2002, respectively, compared with $276 million and $771 million for the three and nine months ended September 30, 2001, respectively. BNSF Railway’s comprehensive income includes net income and adjustments to the minimum pension liability, as well as changes related to derivatives that qualify for cash flow hedge accounting. The change in Accumulated Other Comprehensive Income, net of tax, for the three and nine months ended September 30, was as follows (in millions):

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Balance at beginning of period	$16	$23	$(10)	$(10)
Cumulative effect of adoption of SFAS No.133	—	—	—	56
Gain on derivative instruments, included in net income	(11)	(9)	(15)	(32)
Change in fair value of derivative instruments	13	4	43	4

Balance at end of period	$18	$18	$18	$18

4.    Accounts Receivable, Net

BNSF Railway maintains an allowance for uncollectible accounts receivable. At September 30, 2002 and December 31, 2001, $80 million and $65 million, respectively, of such allowances had been recorded. The allowance is based on a calculation that uses the application of historical experience to aged receivables in combination with management’s judgment of potential future uncollectible amounts for individual known receivables where collection appears unlikely.

BNSF Railway sells certain of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a wholly-owned special purpose subsidiary. SFRC conveys an undivided interest in the receivables to a master trust, and has caused the trust to issue to investors purchased interests that evidence undivided interests maturing in June 2003. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The amount of purchased interests that can be sold under the accounts receivable facility, which was renewed, effective June 28, 2002 for an additional 364 day period, is $700 million. At September 30, 2002, $630 million of investor interests were outstanding compared with $625 million as of December 31, 2001.

5.    Other (Income) Expense, Net

Other (income) expense, net includes the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gain on property dispositions	$(4)	$(4)	$(45)	$(19)
Write-down of non-rail investments	—	11	—	47
Accounts receivable sale fees	3	6	10	24
Miscellaneous, net	1	(1)	(3)	(7)

Total	$—	$12	$(38)	$45

6.    Debt

During 2001, the Company entered into agreements to form a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on its railroad network. The purpose of this Partnership is to construct and operate a 13-mile railroad that will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one-percent general partnership interest in the Partnership and will act as the general partner and operator of

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

this facility. The Company has agreed to guarantee debt incurred by the Partnership, which is expected to be approximately $85 million in connection with the construction of this line, and will provide up to $15 million of interim financing during the construction period. The interim financing will be repaid when the debt is issued. As of September 30, 2002, BNSF Railway had no guarantees outstanding under this agreement. During the first nine months of 2002, BNSF Railway had advanced approximately $3 million to the Partnership under the interim financing arrangement, bringing total advances to date to approximately $11 million.

In September 2002, the Company entered into an agreement to guarantee approximately $60 million of debt payments for a flyover bridge to be constructed between Kansas and Missouri. The flyover bridge will be owned and operated by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting. The debt has not been issued as of September 30, 2002. In addition, the Company has agreed to advance up to $10 million in cash to facilitate the initiation of construction. At September 30, 2002, $3 million of cash advances were outstanding. The cash advances will be repaid when the debt is issued, which is expected to occur in the fourth quarter of 2002.

BNSF Railway does not expect to perform under the above guarantees in the foreseeable future.

7.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	September 30,
	2002	2001
Beginning balance at January 1,	$274	$310
Accruals	—	—
Payments	(48)	(38)
Other	(5)	(11)

Ending balance at September 30,	$221	$261

Employee merger and separation liabilities of $221 million are included in the consolidated balance sheet at September 30, 2002, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the consolidated income statements. At September 30, 2002, $43 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $36 million at September 30, 2002, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

The liability balance at September 30, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement. During the first nine months of 2002, the Company recorded $5 million of reversals for certain liabilities associated with the consolidation plan. Reversals primarily reflect accrued wage continuation payments related to workforce reductions for positions under collective bargaining agreements where the Company was subsequently able to place affected individuals in alternate positions.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $164 million at September 30, 2002. These costs were primarily incurred in connection with labor agreements reached prior to the Merger which, among other things, reduced train crew sizes and allowed for more flexible work rules. These costs are expected to be paid between 2002 and 2024.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from a workforce reduction in 2001, the 1999 reorganization and the Merger were $21 million at September 30, 2002. These costs will be paid over the next several years based on deferral elections made by the employees.

8.    Commitments and Contingencies

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

BNSF formed a wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in the second quarter of 2002. BNSF IC will provide insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2002, BNSF Railway had paid premiums of $133 million to BNSF IC for such coverage for 2002 of which $33 million is included in other current assets in the consolidated balance sheet at September 30, 2002.

BNSF Railway also made payments for personal injuries of approximately $132 million during the first nine months of 2002. At September 30, 2002, the Company had recorded liabilities of $383 million, related to both asserted and unasserted personal injury claims, which occurred prior to January 1, 2002. Of this amount, $167 million is included in current liabilities.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or clean-up, or both, of alleged environmental contamination. BNSF Railway paid approximately $37 million during the first nine months of 2002 for mandatory and unasserted clean-up efforts, including amounts expended under federal and state voluntary clean-up programs. As of September 30, 2002, BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $195 million, of which $55 million is included in current liabilities. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2002, will be paid over the next five years. No individual site is considered to be material.

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

Other Claims and Litigation

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $165 million and $162 million, during the first nine months of 2002 and 2001, respectively, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had net intercompany receivable balances of $2 million and $55 million at September 30, 2002 and December 31, 2001, respectively, which are reflected in accounts receivable in the consolidated balance sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business. Included in the net intercompany receivable balance at September 30, 2002 is a $1 million receivable to BNSF Railway from BNSF IC. The receivable represents payments made by BNSF Railway for claims that will be reimbursed by BNSF IC.

At September 30, 2002 and December 31, 2001, BNSF Railway had $70 million and $117 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first nine months of 2002, BNSF Railway had additional borrowings of $32 million of variable rate notes and made repayments of $79 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest (income) expense, related parties in the consolidated income statements. The intercompany notes are due on demand; however, it is not anticipated that BNSF Railway will be required to pay these obligations in the next twelve months.

At September 30, 2002 and December 31, 2001, BNSF Railway had $849 million and $825 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $24 million increase in intercompany notes receivable is primarily due to additional borrowings of $390 million offset by $366 million of repayments from BNSF during 2002. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the consolidated balance sheet. Interest income from intercompany notes receivable is presented in Interest income, related parties in the consolidated income statement.

In the second quarter of 2001, BNSF Railway paid a dividend of $358 million to BNSF.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees which are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material in the first nine months of 2002 or 2001.

Item 2.    Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

BNSF Railway recorded net income for the first nine months of 2002 of $703 million compared with first nine months of 2001 net income of $743 million. Operating income of $1,189 for the first nine months of 2002 was $155 million lower than the first nine months of 2001. The decrease in operating income is primarily due to a favorable automotive revenue contract settlement of $32 million in 2001 and lower revenues in 2002. These decreases are partially offset by lower operating expenses in 2002.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the nine months ended September 30, 2002 and 2001, and includes certain reclassifications of prior-year information to conform to current-year presentation:

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(In Millions)		(In Thousands)
Consumer Products	$2,501	$2,534	2,903	2,810	$861	$902
Industrial Products	1,550	1,588	1,075	1,100	1,442	1,444
Coal	1,531	1,577	1,551	1,574	987	1,002
Agricultural Products	1,015	1,116	576	606	1,762	1,842

Total Freight Revenues	6,597	6,815	6,105	6,090	$1,081	$1,119

Other Revenues	73	87

Total Operating Revenues	$6,670	$6,902

Freight revenues for the first nine months of 2002 were $6.6 billion, down 3 percent compared with the same 2001 period. Average revenue per car/unit decreased 3 percent in the first nine months of 2002 to $1,081 from $1,119 in the first nine months of 2001.

Consumer Products revenues of $2,501 million for the first nine months of 2002 were $33 million, or 1 percent, lower than the first nine months of 2001. Excluding the automotive revenue contract settlement in 2001, Consumer Products revenues for the first nine months of 2002 were $1 million, or less than 1 percent, lower than the first nine months of 2001. The decrease in Consumer Products revenues excluding the contract settlement is primarily due to decreased automotive shipments related to a contract loss late in the third quarter of 2001 partially offset by increased intermodal volumes in the international and truckload businesses. The reduction in revenue per car/unit is related to a decrease in automotive traffic and an increase in international traffic, which primarily moves in containers and unit trains, and due to the lower cost structure, moves at lower rates per unit.

Industrial Products revenues of $1,550 million for the first nine months of 2002 were $38 million, or 2 percent, lower than the first nine months of 2001. An increase in the chemicals and plastics sector was more than offset by general softness in the petroleum, building and construction product sectors.

Coal revenues of $1,531 million for the first nine months of 2002 decreased $46 million, or 3 percent, versus the same period a year ago. Volume was lower than the first nine months of 2001 primarily as a result of reduced demand in the first half of 2002 caused by mild winter weather. Revenue per car/unit decreased as a result of modest price decreases related to the renewal of some contracts and rate adjustment factors in existing contracts that were negative in the first half of the year.

Agricultural Products revenues of $1,015 million for the first nine months of 2002 were $101 million, or 9 percent, lower than revenues for the same period in 2001, primarily due to decreased soybean, wheat and corn exports and shorter length of haul, which also contributed to lower revenue per car/unit.

Expenses

Total operating expenses for the first nine months of 2002 were $5,481 million, a decrease of $77 million, or 1 percent, versus the same 2001 period.

Compensation and benefits expenses of $2,140 million were $3 million, or less than 1 percent, higher than the first nine months of 2001. The increase primarily reflects higher wage and benefit rates for both the union and non-union workforce, higher pension expense related to a decrease in the long-term rate of return on pension assets assumption and higher incentive compensation accruals partially offset by increased productivity and lower headcount.

Purchased services of $848 million for the first nine months of 2002 were $37 million, or 5 percent, higher than the same period in 2001. This primarily reflects higher insurance costs including lower recoveries as well as higher professional services expense.

Depreciation and amortization expenses of $695 million for the first nine months of 2002 were $15 million, or 2 percent, higher than the same period in 2001.

Equipment rents expenses for the first nine months of 2002 of $537 million were $25 million, or 4 percent, lower than the first nine months of 2001. This reflects fewer foreign cars on BNSF Railway’s line and reduced automotive rents due to lower volumes.

Fuel expenses of $606 million for the first nine months of 2002 were $137 million, or 18 percent, lower than the first nine months of 2001. The decrease in fuel expense was primarily the result of a 14-cent ($115 million) decrease in the average all-in cost per gallon of diesel fuel. The decrease in the average all-in cost per gallon of diesel fuel includes a 17-cent ($142 million) decrease in the average purchase price and a hedge benefit of 3-cents ($23 million). The hedge benefit for the same period in 2001 was 6-cents per gallon ($50 million). Consumption in the first nine months of 2002 was 857 million gallons compared with 881 million gallons in the first nine months of 2001.

Materials and other expenses of $655 million for the first nine months of 2002 were $30 million, or 5 percent, higher than the first nine months of 2001. This increase is primarily a result of a litigation settlement, higher casualties and personal injury expense, and increases in property taxes.

Interest expense of $116 million for the first nine months of 2002 was $14 million, or 11 percent, lower than the first nine months of 2001. This decrease is primarily a result of lower debt levels.

Other income of $38 million was $83 million higher than the first nine months of 2001. This increase primarily reflects a $26 million increase in land sales and a $14 million decrease in accounts receivable sale fees in the first nine months of 2002 as well as non-rail investment losses of $47 million, which were non-cash, in the first nine months of 2001.

Other Matters

Other Claims and Litigation

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

West Coast Ports Work Stoppage

A work stoppage at West Coast ports due to a labor dispute between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) disrupted trade between the United States and Asia and as a result also disrupted traffic from the ports to final destinations. This work stoppage, which began on September 27, 2002, had a modest impact on intermodal shipments in the third quarter as reflected in BNSF Railway’s results of operations. A temporary restraining order was issued on October 8, which temporarily ended the work stoppage. On October 16, a preliminary legal injunction was issued, at President Bush’s request, imposing an 80-day cooling-off period, which will expire on December 27. A tentative agreement was reached on a major issue in the labor dispute on November 1, and remaining issues are still being negotiated. While this dispute will affect both revenues and expenses in the fourth quarter associated with BNSF Railway intermodal traffic, the total impact, including subsequent recapture of revenue from shipments not made during the stoppage, is not currently quantifiable. BNSF Railway is unable to estimate the effect of any further work stoppages resulting from the failure of the ILWU and PMA to reach final agreement after the injunction expires on December 27, because this would depend on the specific factual circumstances, including the timing and duration of any stoppage.

Fuel Hedges

From October 1, 2002 through November 13, 2002, the Company entered into additional costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the third quarter period.

	Quarter Ended
2003	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	2,325	2,325	1,575	1,575	7,800
Equivalent gallons hedged (in millions)	97.65	97.65	66.15	66.15	327.60
Average cap price (per barrel)	$28.84	$27.67	$26.40	$25.89	$27.40
Average floor price (per barrel)	$24.51	$23.20	$21.97	$21.45	$22.99

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	900	900	900	900	3,600
Equivalent gallons hedged (in millions)	37.8	37.8	37.8	37.8	151.2
Average cap price (per barrel)	$25.10	$24.96	$24.90	$24.88	$24.96
Average floor price (per barrel)	$20.69	$20.51	$20.38	$20.35	$20.48

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	750	750	750	750	3,000
Equivalent gallons hedged (in millions)	31.5	31.5	31.5	31.5	126.0
Average cap price (per barrel)	$24.89	$24.88	$24.88	$24.88	$24.88
Average floor price (per barrel)	$20.41	$20.40	$20.37	$20.35	$20.38

Employees and Labor Relations

Approximately 87 percent of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with 13 different labor organizations. The negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated November 1, 1999. Wages, health and welfare benefits, work rules, and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over a number of months and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted. The current agreements provide for periodic wage increases until new agreements are reached. The National Carriers’ Conference Committee (NCCC), BNSF Railway’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately one-third of BNSF Railway’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees’ sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties will examine alternative ways to control rising healthcare costs. If the parties are unable to resolve the issue of health and welfare on their own by November 30, 2002, either party may then send the health and welfare issues to binding arbitration. The NCCC has also reached a final agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averts the possibility of self help by the parties over bargaining round issues. The arbitration process is likely to be concluded in the first quarter of 2003. TCU represents BNSF Railway’s clerks, carmen and patrolmen, who make up about 14 percent of BNSF Railway’s unionized workforce. In October 2002, the NCCC and International Brotherhood of Boilermakers and Blacksmiths (IBB) made a final agreement resolving wage and work rule issues through 2004, but leaving health and welfare benefit issues to be settled based on the outcome of the bargaining round process with other rail labor unions. IBB represents around 100 BNSF Railway employees, less than 1 percent of the unionized workforce. In spring 2001, the NCCC and Brotherhood of Maintenance of Way Employees (BMWE) reached an agreement resolving wage, work rule and benefit issues through 2004, which was implemented in July 2001. BMWE represents BNSF Railway’s track, bridge and building maintenance employees, or about one-fourth of BNSF Railway’s unionized workforce. In June 2001, the NCCC reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW), which represents approximately 5 percent of BNSF Railway’s unionized workforce, addressing wage and work rule issues through 2004, but leaving health and welfare benefit issues for settlement in separate talks with other railroad unions. IBEW members failed to ratify the tentative agreement. Along with four other major railroads (CSX, KCS, NS and UP), BNSF Railway has reached agreement with the Brotherhood of Locomotive Engineers (BLE) and UTU to arbitrate issues raised by BLE stemming from the railroads’ implementation of locomotive remote control technology and assignment of remote control operations to employees represented by UTU. The decision of the arbitration board will be final and binding and should be issued in mid-December 2002.

Other Commitments

During 2001, the Company entered into agreements to form a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway. The purpose of this Partnership is to construct and operate a 13-mile railroad that will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one-percent general partnership interest in the Partnership and will act as the general partner and operator of this facility. The Company has agreed to guarantee debt incurred by the Partnership, which is expected to be approximately $85 million in connection with the construction of this line, and will provide up to $15 million of interim financing during the construction period. The interim financing will be repaid when the debt is issued. As of September 30, 2002, BNSF Railway had no guarantees outstanding under this agreement. During the first nine months of 2002, BNSF Railway had advanced approximately $3 million to the Partnership under the interim financing arrangement, bringing total advances to date to approximately $11 million. BNSF Railway does not expect to perform under the above guarantee in the foreseeable future.

In April 2002, BNSF Railway agreed to acquire 500 locomotives over the next several years. Through September 30, 2002, BNSF Railway has acquired 100 of the 500 locomotives. A portion of the 100 acquired locomotives were financed through operating leases and the remaining locomotives under this agreement will be financed from one or a combination of sources including, but not limited to, cash from operations, capital or operating leases, and debt issuances. The decision on the method used will depend upon then current market conditions and other factors.

In August 2002, BNSF Railway entered into a 10-year agreement to outsource the management of a large portion of its computing infrastructure. The agreement is designed to reduce the cost of infrastructure services while maintaining or improving service levels and expertise. The agreement is expected to result in slightly higher operating expenses for the next two fiscal years; although, over the term of the agreement, it is expected to slightly lower operating expenses and to reduce capital spending which in total will generate positive cash flow. As a result of this agreement, the Company recorded a one-time employee-related transition cost of $4 million, pre-tax, in the third quarter period.

In September 2002, the Company entered into an agreement to guarantee approximately $60 million of debt payments for a flyover bridge to be constructed between Kansas and Missouri. The flyover bridge will be owned and operated by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting. The debt has not been issued as of September 30, 2002. In addition, the Company has agreed to advance up to $10 million in cash to facilitate the initiation of construction. At September 30, 2002, $3 million of cash advances were outstanding. The cash advances will be repaid when the debt is issued, which is expected to occur in the fourth quarter of 2002. BNSF Railway does not expect to perform under the above guarantee in the foreseeable future.

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not currently expect implementation to have a significant effect on its results of operations or consolidated financial condition.

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

Item 4.    Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in its filings under the

Securities Exchange Act of 1934 is processed, recorded, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect its internal controls, since the date of their most recent evaluation.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

Reference is made to registrant’s Form 10-K for the year ended December 31, 2001, in which it disclosed that in September 2001, the Nebraska Department of Environmental Quality notified The Burlington Northern and Santa Fe Railway Company (BNSF Railway) of alleged environmental violations in connection with a November 4, 2000, derailment in Scottsbluff, Nebraska, that involved hazardous commodities. In August 2002, BNSF Railway reached a full and final settlement with the Nebraska Department of Environmental Quality and the office of the Nebraska Attorney General in which BNSF Railway agreed to pay a civil penalty of $38,000. This matter was settled through a consent decree, State of Nebraska ex rel. Michael J. Linder, Director, Department of Environmental Quality v. The Burlington Northern and Santa Fe Railway Company, Case No. CI 02-619 (District Court of Scottsbluff County, Nebraska), and is now considered terminated.

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend—specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital—which allegedly caused some shareholders to overpay their income taxes. During the third quarter 2002, the plaintiffs provided their expert’s report that asserted for the first time that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34% that SFSP determined was a return of capital. Plaintiffs have a motion pending to certify a class of former SFSP shareholders which BNSF Railway has opposed, but a decision on class certification issues is not expected until early 2003. BNSF Railway believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated:    November 13, 2002

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew K. Rose, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Burlington Northern and Santa Fe Railway Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ MATTHEW K. ROSE
Matthew K. Rose Chairman, President and Chief Executive Officer

I, Thomas N. Hund, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Burlington Northern and Santa Fe Railway Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

/s/ THOMAS N. HUND
Thomas N. Hund Executive Vice President and Chief Financial Officer

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

E-1