Form 10-K
period 2002-12-31
BURLINGTON NORTHERN RAILROAD CO
filed 2003-02-14
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-6324

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-6034000 (I.R.S. Employer Identification No.)

2650 Lou Menk Drive

Fort Worth, Texas 76131-2830

(Address of principal executive offices, including zip code)

(800) 795-2673

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

The securities listed below are registered on the New York Stock Exchange.

Title of each class
Burlington Northern, Inc.	Northern Pacific Railway Company
(Now The Burlington Northern and Santa Fe Railway Company)	General Lien Railway and Land Grant 3% Bonds, due 2047
Consolidated Mortgage Bonds
9.25%, Series H, due 2006 6.55%, Series K, due 2020	Great Northern Railway Company General Mortgage Bonds 2 5/8%, Series Q, due 2010
3.80%, Series L, due 2020
3.20%, Series M, due 2045	St. Louis-San Francisco Railway Company Income
8.15%, Series N, due 2020	Debentures, 5%, Series A, due 2006
6.55%, Series O, due 2020
8.15%, Series P, due 2020

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes    ✓    No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of Outstanding Common Stock, $1.00 par value, as of January 31, 2003.

*The Burlington Northern and Santa Fe Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF); as a result, there is no market data with respect to registrant’s shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Items 1 and 2.     Business and Properties

The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company), formerly known as the Burlington Northern Railroad Company (BNRR) was incorporated in the State of Delaware on January 13, 1961, and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the stockholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: the BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), respectively.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway’s parent, SFP, merged with and into BNSF Railway.

BNSF Railway operates one of the largest railroad systems in the United States. At December 31, 2002, BNSF Railway had approximately 36,000 employees.

BNSF Railway’s Internet address is www.bnsf.com. Through this internet website (found in the “Investors” link) BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Track Configuration

As of December 31, 2002, BNSF Railway operates over a railroad system consisting of approximately 33,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 25,000 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad’s tracks. BNSF Railway operates over other trackage through lease or other contractual arrangements.

As of December 31, 2002, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 8,000 route miles operated under trackage rights. At December 31, 2002, approximately 27,000 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

	At December 31,
	2002	2001	2000
Diesel Locomotives	5,184	5,216	5,320
Locomotives Under Power Purchase Agreements	—	99	99
Locomotive Auxiliary and Other Self Powered Units	42	42	42
Freight Cars:
Box-general purpose	559	581	625
Box-specially equipped	9,612	9,641	10,706
Open Hopper	10,848	11,094	11,622
Covered Hopper	37,609	38,007	40,951
Gondola	14,942	15,075	15,332
Refrigerator	5,588	5,554	5,900
Autorack	843	877	979
Flat	7,946	7,844	8,090
Tank	501	506	509
Caboose	291	315	333
Other	28	28	275

Total Freight Cars	88,767	89,522	95,322

Domestic Containers	8,197	8,259	7,845
Trailers	2,163	2,200	2,200
Domestic Chassis	8,180	8,205	9,721
Company Service Cars	4,035	4,132	4,175
Commuter Passenger Cars	160	160	160

The average age from date of manufacture of the locomotive fleet at December 31, 2002, was 15 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2002, was 16 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

BNSF Railway cash capital expenditures for the periods indicated were as follows:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Maintenance of way
Rail	$193	$233	$210
Ties	222	254	206
Surfacing	161	146	134
Other	325	335	285

Total maintenance of way	901	968	835
Mechanical	168	183	221
Information services	79	69	66
Other	95	101	144

Total maintenance of business	1,243	1,321	1,266
Terminal and line expansion	103	126	99
Capitalized interest and other	12	12	34

Total cash capital expenditures	$1,358	$1,459	$1,399

The above table does not include expenditures for equipment financed through operating leases (principally locomotives and rolling stock). BNSF Railway’s planned 2003 cash capital expenditures approximate $1.4 billion. Approximately $1.2 billion of the total planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway’s track, signals, bridges and tunnels, as well as to overhaul locomotives and freight cars with the remainder to be spent on terminal and line expansions and other projects.

As of December 31, 2002, General Electric Company and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway under various maintenance agreements that covered approximately 2,600 locomotives. These agreements require the work to be done at BNSF Railway’s facilities using BNSF Railway employees. In addition, the Company entered into a locomotive maintenance contract with Alstom Transportation, Inc. (Alstom) in the fourth quarter of 2002. Alstom will begin performing maintenance on a portion of the Company’s locomotives in 2003.

The majority of maintenance of way expenditures for track has been for rail and tie refurbishment and track resurfacing. The extent of the BNSF Railway track maintenance program is depicted in the following table:

	Year Ended December 31,
	2002	2001	2000
Track miles of rail laid (a)	685	891	738
Cross ties inserted (thousands) (a)	2,248	2,704	2,527
Track resurfaced (miles)	12,499	11,011	11,228
(a)	Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway’s planned 2003 track maintenance of way program will result in the installation of approximately 700 track miles of rail, the replacement of about 2.2 million ties, and the resurfacing of approximately 11,000 miles of track.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as described above. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 36 major intermodal hubs located across the system and three intermodal hub centers off-line used in connection with haulage agreements with other railroads. BNSF Railway’s largest intermodal facilities in terms of 2002 volume were:

Intermodal Facilities	Lifts
Hobart Yard (California)	1,086,000
Corwith Yard (Illinois)	713,000
Willow Springs (Illinois)	674,000
Cicero (Illinois)	455,000
San Bernardino (California)	450,000
Alliance (Texas)	438,000
Argentine (Kansas)	252,000

BNSF Railway owns 26 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas)	1,728
Galesburg (Illinois)	1,524
Barstow (California)	1,276
Pasco (Washington)	1,175
Memphis (Tennessee)	1,078

As of December 31, 2002, certain BNSF Railway properties and other assets are subject to liens securing $422 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Employees and Labor Relations

Productivity, as measured by thousand revenue ton miles per employee, has risen steadily in the last three years as shown in the table below.

	Year Ended December 31,
	2002	2001	2000
Thousand revenue ton miles divided by average number of employees	13,117	12,796	12,342

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

The National Carriers’ Conference Committee (NCCC), BNSF Railway’s multi-employer collective bargaining representative, reached a final agreement in August 2002, with the United Transportation Union (UTU) covering wage, work rule, and locomotive remote control issues through the year 2004 for conductors, brakemen, yardmen, yardmasters and firemen, which represent approximately one-third of BNSF Railway’s unionized workforce. The new agreement also creates a final and binding process for resolving health and welfare issues, mainly involving employees sharing in rising benefit costs. The agreement commits each side to participate in a study and negotiation period, during which the parties will examine alternative ways to control rising healthcare costs. The parties have scheduled meetings on this issue in the first quarter of 2003. Failing these efforts, either party could send unresolved health and welfare issues to final and binding arbitration.

The NCCC also reached a final agreement with the Transportation Communications Union (TCU) providing for final and binding arbitration of wage and benefit issues through 2004. This agreement averts the possibility of self help by the parties over bargaining round issues. The arbitrator conducted hearings in the case commencing January 20, 2003, and issued a final and binding decision on January 23, 2003. The arbitration result settles all wage, work rule and medical benefit issues between the parties through 2004. TCU represents BNSF Railway’s clerks, carmen and patrolmen, who make up about 15 percent of BNSF Railway’s unionized workforce.

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

In spring 2001, the NCCC and Brotherhood of Maintenance of Way Employes (BMWE) reached an agreement resolving wage, work rule and benefit issues through 2004, which was implemented in July 2001. BMWE represents BNSF Railway’s track, bridge and building maintenance employees, or about one-fifth of BNSF Railway’s unionized workforce.

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

Along with four other major railroads, BNSF Railway reached agreement with the Brotherhood of Locomotive Engineers (BLE) and UTU to arbitrate labor agreement issues raised by BLE stemming from the railroads’ implementation of locomotive remote control technology and assignment of remote control operations to employees represented by UTU. The arbitration board decided the case on January 13, 2003, sustaining the railroads’ right to assign remote control locomotive operations in and around terminals to ground service employees represented solely by UTU. The decision is final and binding on all parties.

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. Investment of Tier II Railroad Retirement assets had, until 2001, been limited to special interest-bearing U. S. Treasury securities. The Railroad Retirement and Survivors’ Improvement Act of 2001 (Act) creates a new National Railroad Retirement Investment Trust to hold Tier II Railroad Retirement assets and empowers the trustees to invest these assets in the same types of investments available to private sector retirement plans. In addition to liberalizing certain retirement benefit requirements for rail employees, the Act reduced Tier II Railroad Retirement tax rates on rail employers beginning in 2002 and eliminated a supplemental annuity tax. The Company realized savings of approximately $20 million in 2002 and expects to realize savings of $50 million in 2003. Future adjustments in the Tier II Railroad Retirement tax rates assessed will depend on Railroad Retirement fund levels, and annual savings could be as much as $80 million by 2004.

Railroad industry personnel are also covered by the Federal Employers’ Liability Act (FELA) rather than by state workers’ compensation systems. FELA is a fault-based system, with compensation for injuries settled by negotiation and litigation, not subject to specific statutory limitations on the amount of recovery. By contrast, most other industries are covered under state, no-fault workers’ compensation plans with standard compensation schedules. BNSF Railway believes it has adequate recorded liabilities for its FELA claims. However, the ultimate costs of these FELA claims are uncertain and the actual costs could be significantly higher than anticipated.

Business Mix

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a wide range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. See below for a graphical view of the Company’s primary routes including trackage rights.

Major ports served include Beaumont, Bellingham, Brownsville, Corpus Christi, Everett, Galveston, Houston, Kalama, Long Beach, Longview, Los Angeles, Mobile, New Orleans, Portland, Richmond (Oakland), San Diego, Seattle, Duluth/Superior, Tacoma, Vancouver (Washington) and Vancouver (British Columbia). Canadian traffic is also accessed through interchange with Canadian railroads at Chicago, Minneapolis/St. Paul and other gateways. BNSF Railway also accesses markets in Mexico through United States/Mexico crossings at Brownsville, Eagle Pass and El Paso, Texas, and San Diego, California, and through an interline agreement with the Texas Mexican Railway Company, BNSF Railway reaches Laredo, Texas, a major rail gateway between the U.S. and Mexico. BNSF Railway works closely with its over 200 shortline partners to more efficiently serve many smaller markets. Also, in 2002 BNSF Railway entered into marketing agreements with Kansas City Southern Railway Company (KCS) and Canadian National Railway Company (CN) expanding the marketing reach for the organizations.

Consumer Products: The consumer freight business provided approximately 38 percent of freight revenues in 2002 and consisted of the following business sectors:

•	International. International business consists primarily of container traffic from steamship companies and accounted for approximately 32 percent of total Consumer Products revenues.

•	Direct Marketing. Direct marketing generated approximately 23 percent of total Consumer Products revenue. This business centers around intermodal traffic contracted from parcel shippers such as United Parcel Service and service for nationwide and regional LTL (less-than-truckload) carriers including Yellow Freight and Roadway Express.

•	Truckload. Truckload traffic represented approximately 16 percent of total Consumer Products revenue. This traffic is comprised of business through the joint service arrangement with J.B. Hunt, as well as business from Schneider National and other truckload carriers.

•	Intermodal Marketing Companies. Approximately 12 percent of total Consumer Products revenue was generated through intermodal marketing companies, primarily shipper agents and consolidators.

•	Automotive. The transportation of both assembled motor vehicles and shipments of vehicle parts to numerous destinations throughout the Midwest, Southwest, West and Pacific Northwest provided about 9 percent of 2002 total Consumer Products revenue.

•	Perishables and Dry Boxcar. Perishables and Dry Boxcar represented approximately 8 percent of total Consumer Products revenue. This group consists of beverages, canned goods and perishable food items. Other consumer goods handled include cotton, salt, rubber and tires, and miscellaneous boxcar shipments.

Coal: Based on total carloadings and tons hauled since the passage of the Clean Air Act of 1970, BNSF Railway is the largest transporter of low-sulfur coal in the United States. The transportation of coal contributed about 23 percent of 2002 freight revenues. Approximately 90 percent of BNSF Railway’s coal traffic originated in the Powder River Basin of Wyoming and Montana during the three years ended December 31, 2002. These coal shipments were destined for coal-fired electric generating stations located primarily in the North Central, South Central and Mountain regions of the United States. BNSF Railway also transports large amounts of low-sulfur coal from the Powder River Basin to markets in the eastern and southeastern portions of the United States. The low-sulfur coal from the Powder River Basin is abundant, inexpensive to mine, clean-burning, and has a low delivered-cost to power plants. Also, deregulation in the electric utility industry is causing power generators to seek lower cost fuel sources and this increases demand for Powder River Basin coal.

Other coal shipments originate principally in Colorado, Illinois, New Mexico and North Dakota and are moved to electrical generating stations and industrial plants in the Mountain and North Central regions.

Industrial Products: Industrial Products’ freight business provided approximately 23 percent of BNSF Railway’s freight revenues in 2002 and consists of the following four business areas:

•	Building Products. This sector includes primary forest product commodities such as lumber, plywood, oriented strand board, particleboard, paper products, pulpmill feedstocks, wood pulp and sawlogs, which resulted in approximately 35 percent of total 2002 Industrial Products revenue. Also included in this sector are government, machinery and waste traffic. Commodities from this diverse group primarily originate from the Pacific Northwest, Western Canada, upper Midwest, and the Southeast for shipment mainly into domestic markets. Industries served include construction, furniture, photography, publishing, newspaper and industrial packaging. Shipments of waste, ranging from municipal waste to contaminated soil, are transported to landfills and reclamation centers across the country. The government and machinery business includes aircraft parts, agricultural and construction machinery, military equipment and large industrial machinery.

•	Construction Products. The construction products sector represented approximately 35 percent of total Industrial Products revenue in 2002. This sector serves virtually all of the commodities included in or resulting from the production of steel along with mineral commodities such as clays, sands, cements, aggregates, sodium compounds and other industrial minerals. Industrial taconite, an iron ore derivative produced in northern Minnesota, scrap steel and coal coke are BNSF Railway’s primary input products transported. Finished steel products range from structural beams and steel coils to wire and nails. BNSF Railway links the integrated steel mills in the East with fabricators in the West and Southwest. Service is also provided to various mini-mills in the Southwest that produce rebar, beams and coiled rod for the construction industry. Industrial minerals include various mined and processed commodities such as cement and aggregates (construction sand, gravel and crushed stone) that generally move to domestic markets for use in general construction and public work projects, including highways. Borates and clays move to domestic points as well as to export markets primarily through West Coast ports. Sodium compounds, primarily soda ash, are moved to domestic markets for use in the manufacturing of glass and other industrial products. Sand is utilized in the manufacturing of glass and in foundry and oil drilling applications.

•	Chemicals and Plastics. The chemicals and plastics sector represents approximately 17 percent of total 2002 Industrial Products revenue. This group is composed of industrial chemicals and plastics commodities. These commodities include caustic soda, chlorine, industrial gases, acids, polyethylene, polypropylene and polyvinyl chloride. Industrial chemicals and plastics resins are used by the automotive, housing, and packaging industries, as well as for feedstocks, to produce other chemical and plastic products. These commodities originate primarily in the Gulf Coast region for shipment mainly into domestic markets.

•	Petroleum. Commodities included in the petroleum sector are liquefied petroleum gas (LPG), diesel fuels, asphalt, alcohol, solvents, petroleum coke, lubes, oils, waxes and carbon black, which made up 13 percent of total Industrial Products revenue for 2002. Product use varies based on commodity, and includes the use of LPG for heating purposes, diesel fuel and lubes to run heavy machinery, and asphalt for road projects and roofing. Products within this group originate and terminate throughout the BNSF Railway network, with the largest areas of activities being the Texas Gulf, Pacific Northwest, California, Montana and Illinois.

Agricultural Products: The transportation of Agricultural Products provided approximately 16 percent of 2002 total freight revenues and includes wheat, corn, bulk foods, soybeans, oil seeds and meals, feeds, barley, oats and rye, flour and mill products, milo, oils, specialty grains, malt, ethanol and fertilizer. The BNSF Railway system is strategically located to serve the grain-producing regions of the Midwest and Great Plains. The Company is developing and operating a shuttle network for grain, grain products and fertilizer, which allows customers to buy freight transportation with guaranteed service commitments. In addition to serving most grain-producing areas, BNSF Railway serves most major terminal, storage, feeding and food-processing locations. Furthermore, BNSF Railway has access to major export markets in the Pacific Northwest, western Great Lakes, Texas Gulf and Mexico.

Freight Statistics: The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
Revenue ton miles (millions)	490,234	501,829	491,959
Freight revenue per thousand revenue ton miles	$18.08	$18.10	$18.51
Average length of haul (miles)	992	992	996

For revenue, cars/units and average revenue per unit information for the two years ended December 31, 2002, see the revenue table included as part of Item 7, Management’s Narrative Analysis of Results of Operations.

Government Regulation and Legislation

Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the costs and profitability of BNSF Railway’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to waters, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. For further discussion, see Note 10 to the Consolidated Financial Statements.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on reporting to the Association of American Railroads, in 2002, BNSF Railway’s share of the western United States rail traffic was approximately 43 percent.

Item 3.     Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend—specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital—which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. Plaintiffs have a motion pending to certify a class of former SFSP shareholders which BNSF Railway has opposed, but a decision on class certification issues is not expected until the second quarter of 2003. BNSF Railway believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

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

Reference is made to Note 5 to the Consolidated Financial Statements for information concerning certain pending tax related administrative or adjudicative state proceedings or appeals.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

BNSF Railway’s common stock is owned by BNSF and therefore is not traded on any market.

Item 7.     Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of BNSF. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes (beginning on page 22).

Results of Operations

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

BNSF Railway recorded net income for 2002 of $961 million compared with net income for 2001 of $952 million. Operating income of $1,676 million in 2002 was $93 million lower than 2001.

Revenue Table

The following table presents BNSF Railway’s revenue information by commodity for the years ended December 31, 2002 and 2001.

	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2002	2001	2002	2001	2002	2001
	(in millions)		(in thousands)
Consumer Products	$3,345	$3,350	3,880	3,752	$862	$893
Coal	2,071	2,123	2,097	2,133	988	995
Industrial Products	2,041	2,080	1,415	1,442	1,442	1,442
Agricultural Products	1,408	1,531	794	828	1,773	1,849

Total Freight Revenues	8,865	9,084	8,186	8,155	$1,083	$1,114

Other Revenues	98	117

Total Operating Revenues	$8,963	$9,201

Revenues

Total revenues of $8,963 million for 2002 were $238 million, or 3 percent, lower than 2001. In 2002, the combined effect of the soft economy, a mild winter, reduced foreign demand for agricultural products and the loss of an automotive contract in the third quarter of 2001 contributed to a decrease in BNSF Railway’s revenues.

Based on reporting to the Association of American Railroads (AAR), in 2002, BNSF Railway’s share of the western United States rail traffic was approximately 43 percent.

Consumer Products revenues of $3,345 million for 2002 were essentially flat compared with 2001. Excluding the automotive revenue contract settlement gain of $32 million in 2001, Consumer Products revenues for 2002 were $27 million, or 1 percent, higher than 2001 primarily due to increased intermodal volumes in the international and truckload businesses partially offset by decreased automotive revenues related to a contract loss in 2001. International increases were driven by favorable trans-Pacific trade and new contracts. Truckload revenues were up due to strong growth from the Company’s primary accounts and modal conversion of highway traffic from new and existing shippers. The reduction in revenue per car/unit is related to a decrease in automotive traffic and an increase in international traffic, which primarily moves in containers and unit trains, and due to the lower cost structure, moves at lower rates per unit.

Coal revenues of $2,071 million for 2002 decreased $52 million, or 2 percent, versus 2001. Volume was lower than 2001 primarily as a result of reduced demand in the first half of 2002 caused by mild winter weather. Revenue per car/unit decreased as a result of modest price decreases related to the renewal of some contracts and rate adjustment factors in existing contracts that were negative in the first half of the year.

Industrial Products revenues of $2,041 million for 2002 were $39 million, or 2 percent, lower than 2001. An increase in the chemicals and plastics sector tied to strength in automotive and home construction along with a new contract was more than offset by general softness in the petroleum, building and construction product sectors. Petroleum was down due to higher heating fuel inventories as a result of the mild winter. Building and construction product sectors were down primarily due to weak paper and steel markets.

Agricultural Products revenues of $1,408 million for 2002 were $123 million, or 8 percent, lower than revenues for 2001 primarily due to decreased soybean, wheat and corn exports due to global market conditions. The decrease in export traffic resulted in lower revenue per unit due to a shorter length of haul. Domestic corn shipments to feedlots were also down from 2001 due to reduced feedlot demand, high inventory levels remaining from 2001 shipments and crop production conditions.

Expenses

	Year Ended December 31,
	2002	2001
	(in millions)
Compensation and benefits	$2,878	$2,850
Purchased services	1,132	1,088
Depreciation and amortization	930	908
Equipment rents	698	736
Fuel	833	973
Materials and other	816	877

Total operating expenses	$7,287	$7,432

Interest expense	$153	$170

Other expense, net	$12	$70

Total operating expenses for 2002 were $7,287 million, a decrease of $145 million, or 2 percent, over 2001 primarily due to a lower total cost per gallon of diesel fuel, lower equipment rents expense driven by an initiative to use less foreign equipment and increased gains on property dispositions.

Compensation and benefits expenses of $2,878 million were $28 million, or 1 percent, higher than 2001 primarily due to increases in health and welfare costs, principally due to an increase in rates, incentive compensation, and pension expense primarily reflecting a decrease in the long-term rate of return assumption for pension assets. These increases were partially offset by reduced labor expenses as a result of lower employment levels.

Purchased services of $1,132 million for 2002 were $44 million, or 4 percent, higher than 2001 due to a one-time flood related recovery and higher other recoveries in 2001, higher insurance expense in 2002, as well as higher service contracts expense related to an agreement to outsource the management of a large portion of BNSF Railway’s information technology infrastructure.

Depreciation and amortization expenses of $930 million for 2002 were $22 million, or 2 percent, higher than 2001 primarily due to a higher capital base.

Equipment rents expenses for 2002 of $698 million were $38 million, or 5 percent, lower than 2001. The decrease is primarily due to lower carload equipment expense driven by an initiative to use less foreign equipment, short-term lease incentives and lower auto equipment expense as a result of the loss of an automotive contract in the third quarter of 2001.

Fuel expenses of $833 million for 2002 were $140 million, or 14 percent, lower than 2001. The decrease in fuel expense was primarily the result of a 10-cent decrease in the average all-in cost per gallon of diesel fuel. The decrease in the average all-in cost per gallon of diesel fuel includes a 10-cent decrease ($115 million) in the average purchase price and a hedge benefit of 4 cents ($50 million). The hedge benefit for the same period in 2001 was 4 cents per gallon ($48 million). Consumption in 2002 was 1,149 million gallons compared with 1,177 million gallons in 2001.

Materials and other expenses of $816 million for 2002 were $61 million, or 7 percent, lower than 2001 principally due to a $66 million charge for workforce reduction related costs in 2001, increased gains on property dispositions and lower costs on leased locomotives partially offset by higher personal injury expense in 2002.

Interest expense of $153 million for 2002 was $17 million, or 10 percent, lower than 2001. This decrease was primarily the result of lower average debt levels.

Other expense was $12 million or $58 million lower compared with 2001 primarily due to $47 million of losses recognized in 2001 related to non-rail investments. The non-rail investments consisted of Pathnet Telecommunications, Inc., a telecommunications venture; a portfolio of other non-core investments; and a decline in the cash surrender value of company owned life insurance policies. In addition, there was a decrease in accounts receivable sale fees in 2002 compared with 2001.

Other Matters

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment; legal and regulatory factors: developments and changes in laws and regulations and the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, competition, and commodity concentrations, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in the Company’s public filings with the Securities and Exchange Commission, which are accessible at www.sec.gov and on the Company’s website at www.bnsf.com, and which investors are advised to consult.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The qualitative and quantitative information presented in the Management’s Narrative Analysis of Results of Operations section and Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument programs which have a material market risk.

Commodity Price Sensitivity

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2002, are based on the front month settlement price of West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel and WTI. See Note 3 to the Company’s Consolidated Financial Statements.

The tables below provide fuel hedge data for the WTI fuel hedges outstanding at December 31, 2002.

	Quarter Ended
2003	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	600	600	600	2,400
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	25.20	100.80
Average swap price (per barrel)	$20.41	$20.52	$20.59	$20.67	$20.55
Fair value (in millions)	$4	$3	$2	$2	$11
WTI Collars
Barrels hedged (in thousands)	3,450	3,450	2,100	2,100	11,100
Equivalent gallons hedged (in millions)	144.90	144.90	88.20	88.20	466.20
Average cap price (per barrel)	$29.16	$27.89	$26.63	$26.05	$27.70
Average floor price (per barrel)	$24.92	$23.50	$22.24	$21.65	$23.35
Fair value (in millions)	$7	$4	$1	$1	$13

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$1	$1	$6
WTI Collars
Barrels hedged (in thousands)	900	900	900	900	3,600
Equivalent gallons hedged (in millions)	37.80	37.80	37.80	37.80	151.20
Average cap price (per barrel)	$25.10	$24.96	$24.90	$24.88	$24.96
Average floor price (per barrel)	$20.69	$20.51	$20.38	$20.35	$20.48
Fair value (in millions)	$1	$—	$—	$—	$1

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	750	750	750	750	3,000
Equivalent gallons hedged (in millions)	31.50	31.50	31.50	31.50	126.00
Average cap price (per barrel)	$24.89	$24.88	$24.88	$24.88	$24.88
Average floor price (per barrel)	$20.41	$20.40	$20.37	$20.35	$20.38
Fair value (in millions)	$—	$—	$—	$—	$—

The table below provides summarized comparative information for hedge transactions as of December 31, 2001, which were based on the price of pipeline delivery of Gulf Coast #2 heating oil.

	December 31, 2001
	2002 Maturity Date	Fair Value
Diesel Fuel Swaps:
Gallons (in millions)	296	$(1)
Weighted average price per gallon	$0.57
Diesel Fuel Costless Collars:
Gallons (in millions)	50	$(3)
Weighted average price per gallon – calls	$0.65
Weighted average price per gallon – puts	$0.57

At December 31, 2002, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure.

Interest Rate Sensitivity

From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt to manage its ratio of fixed-rate debt to floating-rate debt. BNSF Railway’s measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

As discussed in Note 3 in the Consolidated Financial Statements, the Company uses an interest rate swap to minimize exposure to risk. This swap is accounted for as a fair value hedge as required under SFAS No. 133.

The swap transaction outstanding with an interest rate component is reflected in the tables below.

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fair value hedge
Fixed to variable swap (in millions)	—	$100	—	—	—	—	$100	$5
Average fixed rate	—	8.63%	—	—	—	—	8.63%	—
Average floating rate	—	5.98%	—	—	—	—	5.98%	—

	December 31, 2001
	Maturity Date
	2002	2003	2004	2005	2006	There- after	Total	Fair Value
Fair value hedge
Fixed to variable swap (in millions)	—	—	$100	—	—	—	$100	$—
Average fixed rate	—	—	8.63%	—	—	—	8.63%	—
Average floating rate	—	—	6.18%	—	—	—	6.18%	—

The tables below provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002. The fair values presented in the table below do not include the fair value of the swap.

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fixed-Rate Debt (in millions)	$173	$145	$146	$433	$136	$1,119	$2,152	$2,198
Average Interest Rate	6.42%	7.06%	7.10%	8.41%	6.90%	7.14%	7.32%
Variable-Rate Debt (in millions)	—	$104	—	—	—	—	$104	$119
Average Interest Rate	—	6.08%	—	—	—	—	6.08%

	December 31, 2001
	Maturity Date
	2002	2003	2004	2005	2006	There- after	Total	Fair Value
Fixed-Rate Debt (in millions)	$288	$144	$144	$144	$430	$1,114	$2,264	$2,351
Average Interest Rate	7.09%	7.19%	7.08%	7.12%	8.43%	7.04%	7.33%
Variable-Rate Debt (in millions)	—	—	$100	—	—	—	$100	$109
Average Interest Rate	—	—	8.47%	—	—	—	8.47%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

As described below, excluded from the 2002 and 2001 tables are $67 million and $117 million, respectively, of intercompany notes payable to BNSF.

At December 31, 2002 and 2001, BNSF Railway had $67 million and $117 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2002, BNSF Railway had additional net repayments of $50 million of variable rate notes. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2002 and 2001, BNSF Railway had $1,256 million and $825 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The increase of $431 million in intercompany notes receivable is due to net borrowings by BNSF during 2002. Interest is collected semi-annually on all intercompany notes receivable.

In BNSF Railway’s Consolidated Balance Sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had a net intercompany notes receivable balance of $1,189 and $708 million at December 31, 2002 and 2001, respectively.

Item 8.     Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF Railway, together with the report of independent accountants, are included as part of this filing.

The following documents are filed as a part of this report:

Page
1. Consolidated Financial Statements
Report of Independent Accountants	17
Consolidated Statements of Income for the three years ended December 31, 2002	18
Consolidated Balance Sheets as of December 31, 2002 and 2001	19
Consolidated Statements of Cash Flows for the three years ended December 31, 2002	20
Consolidated Statements of Changes in Stockholder’s Equity for the three years ended December 31, 2002	21
Notes to Consolidated Financial Statements	22-37

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board

of Directors of The Burlington

Northern and Santa Fe Railway Company

and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Fort Worth, Texas

February 6, 2003

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
Revenues	$8,963	$9,201	$9,202

Operating expenses:
Compensation and benefits	2,878	2,850	2,729
Purchased services	1,132	1,088	1,025
Depreciation and amortization	930	908	894
Equipment rents	698	736	740
Fuel	833	973	932
Materials and other	816	877	747

Total operating expenses	7,287	7,432	7,067

Operating income	1,676	1,769	2,135
Interest expense	153	170	184
Interest income, related parties	(20)	(21)	(20)
Other expense, net	12	70	35

Income before income taxes	1,531	1,550	1,936
Income tax expense	570	598	737

Net income	$961	$952	$1,199

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, shares in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$28	$78
Accounts receivable, net	138	227
Materials and supplies	226	191
Current portion of deferred income taxes	302	306
Other current assets	73	21

Total current assets	767	823
Property and equipment, net	23,968	23,056
Other assets	849	853
Intercompany notes receivable, net	1,189	708

Total assets	$26,773	$25,440

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,875	$1,857
Long-term debt due within one year	173	288

Total current liabilities	2,048	2,145
Long-term debt	2,083	2,076
Deferred income taxes	6,966	6,723
Casualty and environmental liabilities	352	423
Minimum pension liability	368	12
Employee merger and separation costs	170	216
Other liabilities	1,198	1,020

Total liabilities	13,185	12,615

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	7,510	6,549
Accumulated other comprehensive loss	(208)	(10)

Total stockholder’s equity	13,588	12,825

Total liabilities and stockholder’s equity	$26,773	$25,440

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net income	$961	$952	$1,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930	908	894
Deferred income taxes	441	318	362
Employee merger and separation costs paid	(55)	(55)	(58)
Other, net	(147)	50	20
Changes in current assets and liabilities:
Accounts receivable, net	89	126	41
Materials and supplies	(25)	29	35
Other current assets	(24)	103	(62)
Accounts payable and other current liabilities	68	(97)	(94)

Net cash provided by operating activities	2,238	2,334	2,337

INVESTING ACTIVITIES
Capital expenditures	(1,358)	(1,459)	(1,399)
Other, net	(161)	(106)	(265)

Net cash used for investing activities	(1,519)	(1,565)	(1,664)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	50
Payments on long-term debt	(290)	(277)	(160)
Net change in intercompany notes receivable and payable	(481)	(183)	(373)
Dividends paid	—	(358)	(150)
Other, net	2	4	1

Net cash used for financing activities	(769)	(814)	(632)

(Decrease) increase in cash and cash equivalents	(50)	(45)	41
Cash and cash equivalents:
Beginning of year	78	123	82

End of year	$28	$78	$123

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$174	$212	$197
Income taxes paid, net of refunds	$178	$278	$448
Non-cash facilities financing	$138	$—	$—

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 1999	$6,286	$4,906	$(7)	$11,185
Comprehensive income:
Net income	—	1,199	—	1,199
Minimum pension liability adjustment, net of tax benefit of $2	—	—	(3)	(3)

Total comprehensive income	—	1,199	(3)	1,196

Dividends paid	—	(150)	—	(150)

Balance at December 31, 2000	6,286	5,955	(10)	12,231
Comprehensive income:
Net income	—	952	—	952
Cumulative effect of adoption of SFAS No. 133, net of tax expense of $35	—	—	56	56
Gain on derivative instruments, included in net income, net of tax expense of $18	—	—	(30)	(30)
Change in fair value of derivative instruments, net of tax benefit of $18	—	—	(28)	(28)
Minimum pension liability adjustment, net of tax expense of $1	—	—	2	2

Total comprehensive income	—	952	—	952

Dividends paid	—	(358)	—	(358)

Balance at December 31, 2001	6,286	6,549	(10)	12,825
Comprehensive income:
Net income	—	961	—	961
Gain on derivative instruments, included in net income, net of tax expense of $19	—	—	(31)	(31)
Change in fair value of derivative instruments, net of tax expense of $32	—	—	53	53
Minimum pension liability adjustment, net of tax benefit of $136	—	—	(220)	(220)

Total comprehensive income		961	(198)	763

Balance at December 31, 2002	$6,286	$7,510	$(208)	$13,588

See accompanying Notes to Consolidated Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 33,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Coal, Industrial Products and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 38 percent, 23 percent, 23 percent and 16 percent, respectively, of total freight revenues for the year ended December 31, 2002.

BNSF Railway was formerly known as the Burlington Northern Railroad Company (BNRR). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. Additionally, on January 2, 1998, BNSF Railway’s parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway.

2.	Significant Accounting Policies

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental Liabilities

Liabilities for environmental cleanup costs are initially recorded when BNSF Railway’s liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

Personal Injury Claims

Personal injury liabilities are estimated on an actuarial basis. Incurred but not reported liabilities are included in the estimates based on historical experience. Estimates for these liabilities are undiscounted.

Income Taxes

Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

Pension and Other Post-Employment Benefits

Annual pension and other post-employment benefits (OPEB) expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on historical information, current information and estimates about future events and circumstances. Significant assumptions used in the valuation of pension and OPEB include expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

Reclassifications

Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications effected previously reported Operating income but had no effect on previously reported Net income.

The change to previously reported Operating income is due to the reclassification of gains on property dispositions from Other expense, net to Operating expenses. These reclassifications increased previously reported annual Operating income by $20 million and $30 million for the years ended December 31, 2001 and 2000, respectively.

3.    Hedging Activities

On January 1, 2001, BNSF Railway adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative transition benefit of $56 million, net of tax, to Accumulated Other Comprehensive Income (AOCI). The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for documentation and measurement of hedging activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fuel

Fuel costs represented 11, 13 and 13 percent of total operating expenses during 2002, 2001 and 2000, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2002 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $11 million of additional fuel expense on an annual basis.

The fuel hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of December 31, 2002, BNSF Railway had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon. The tables below provide fuel hedge data for the WTI fuel hedges outstanding at December 31, 2002.

	Quarter Ended
2003	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	600	600	600	2,400
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	25.20	100.80
Average swap price (per barrel)	$20.41	$20.52	$20.59	$20.67	$20.55
Fair value (in millions)	$4	$3	$2	$2	$11

WTI Collars
Barrels hedged (in thousands)	3,450	3,450	2,100	2,100	11,100
Equivalent gallons hedged (in millions)	144.90	144.90	88.20	88.20	466.20
Average cap price (per barrel)	$29.16	$27.89	$26.63	$26.05	$27.70
Average floor price (per barrel)	$24.92	$23.50	$22.24	$21.65	$23.35
Fair value (in millions)	$7	$4	$1	$1	$13

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$1	$1	$6

WTI Collars
Barrels hedged (in thousands)	900	900	900	900	3,600
Equivalent gallons hedged (in millions)	37.80	37.80	37.80	37.80	151.20
Average cap price (per barrel)	$25.10	$24.96	$24.90	$24.88	$24.96
Average floor price (per barrel)	$20.69	$20.51	$20.38	$20.35	$20.48
Fair value (in millions)	$1	$—	$—	$—	$1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	750	750	750	750	3,000
Equivalent gallons hedged (in millions)	31.50	31.50	31.50	31.50	126.00
Average cap price (per barrel)	$24.89	$24.88	$24.88	$24.88	$24.88
Average floor price (per barrel)	$20.41	$20.40	$20.37	$20.35	$20.38
Fair value (in millions)	$—	$—	$—	$—	$—

As of December 31, 2002, BNSF Railway’s total fuel hedging program covered approximately 49 percent, 20 percent and 10 percent of estimated fuel purchases for 2003, 2004 and 2005, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

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

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for fuel hedge transactions were as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge benefit	$50	$48
Tax effect	19	18

Hedge benefit, net of tax	$31	$30

Since the adoption of SFAS No. 133, the ineffective portion of fuel hedge transactions has been de minimis.

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	December 31,
	2002	2001
Fuel hedging asset (liability)	$31	$(4)
Tax effect	12	(2)

Amount included in AOCI, net of tax	$19	$(2)

Settled fuel hedging contracts receivable (payable)	$29	$(3)

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses a three-month average of forward commodity prices for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

Interest Rate

From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses an interest rate swap as part of its interest rate risk management strategy.

As of December 31, 2002, BNSF Railway had entered into one swap on a notional amount of $100 million in which it pays a floating rate, which fluctuates quarterly, based on LIBOR. The floating rate to be paid by BNSF Railway as of December 31, 2002, was 5.98 percent and the fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded in the Consolidated Statements of Income since the adoption of SFAS No. 133 for the interest rate fair value hedge transaction was as follows (in millions):

	Year Ended December 31,
	2002	2001
Hedge benefit	$2	$—
Tax effect	1	—

Hedge benefit, net of tax	$1	$—

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for the interest rate fair value hedge transaction, which represents the fair value of the unexpired hedge, was as follows (in millions):

	December 31,
	2002	2001
Short-term interest rate hedging asset	$1	$—
Long-term interest rate hedging asset	$4	$—

4.    Other Expense, Net

Other expense, net includes the following (in millions):

	Year Ended December 31,
	2002	2001	2000
Accounts receivable sale fees	$12	$30	$40
Write-down of non-rail investments	—	47	—
Miscellaneous, net	—	(7)	(5)

Total	$12	$70	$35

Losses recognized in 2001 related to non-rail investments consisted primarily of Pathnet Telecommunications, Inc., a telecommunications venture; a decline in the cash surrender value of company owned life insurance policies; and a portfolio of other non-core investments.

5.    Income Taxes

Income tax expense was as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$115	$250	$332
State	14	30	43

Total current	129	280	375

Deferred:
Federal	386	274	308
State	55	44	54

Total deferred	441	318	362

Total	$570	$598	$737

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.1	3.5
Other, net	(0.8)	0.5	(0.4)

Effective tax rate	37.2%	38.6%	38.1%

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2002	2001
Deferred tax liabilities:
Depreciation and amortization	$(7,148)	$(6,671)
Other	(403)	(422)

Total deferred tax liabilities	(7,551)	(7,093)

Deferred tax assets:
Casualty and environmental	218	253
Employee merger and separation costs	80	105
Pension and post-retirement benefits	237	99
Other	352	219

Total deferred tax assets	887	676

Net deferred tax liability	$(6,664)	$(6,417)

Noncurrent deferred income tax liability	$(6,966)	$(6,723)
Current deferred income tax asset	302	306

Net deferred tax liability	$(6,664)	$(6,417)

In accordance with the income allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date September 1995, respectively. BNSF Railway is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2002.

6.    Accounts Receivable, Net

BNSF Railway transfers most of its accounts receivable to Santa Fe Receivables Corporation (SFRC) a special purpose subsidiary. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust, and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests.

In 2001, SFRC increased capacity to sell undivided interests to investors under the A/R sales program by $100 million to $700 million. Outstanding undivided interests held by investors under the A/R sales program were $594 million, net of $8 million of excess cash held in the trust, and $625 million at December 31, 2002 and 2001, respectively. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $771 million and $844 million of receivables transferred by SFRC to the master trust at December 31, 2002 and 2001, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $177 million and $219 million at December 31, 2002 and 2001, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $594 million and $625 million, in 2002 and 2001, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $9.5 billion in 2002 and $9.8 billion in 2001. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense, net and were $12 million and $30 million in 2002 and 2001, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 2.0 percent in 2002 and 4.8 percent in 2001. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase one percentage point, the value of BNSF Railway’s retained interest would increase by approximately $8 million.

Receivables funded under the A/R sales program may not include amounts over ninety days past due or concentrations over certain limits with any one customer. At December 31, 2002 and 2001, $77 million and $72 million, respectively, of accounts receivable were greater than ninety days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2002 and 2001, $82 million and $65 million, respectively, of such allowances had been recorded. During the year ended December 31, 2002, 2001 and 2000, $7 million, $8 million and $4 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2002, BNSF Railway was in compliance with these provisions.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

	December 31,
	2002	2001	2002 Depreciation Rate
Land	$1,481	$1,416	—%
Track structure	13,003	12,434	4.0
Other roadway	9,713	9,407	2.5
Locomotives	2,721	2,759	5.6
Freight cars and other equipment	1,678	1,719	4.8
Computer hardware and software	254	266	16.9

Total cost	28,850	28,001
Less accumulated depreciation and amortization	(4,882)	(4,945)

Property and equipment, net	$23,968	$23,056

The Consolidated Balance Sheets at December 31, 2002 and 2001, included $972 million, net of $249 million of amortization, and $949 million, net of $253 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

8.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31,
	2002	2001
Compensation and benefits payable	$409	$353
Casualty and environmental liabilities	217	237
Tax liabilities	260	293
Rents and leases	150	166
Accounts payable	201	155
Contract allowances	124	127
Accrued interest	42	47
Employee merger and separation costs	40	58
Other	432	421

Total	$1,875	$1,857

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Debt

Debt outstanding was as follows (in millions):

	December 31,
	2002	2001
Capitalized lease obligations, weighted average rate of 6.5 percent, due 2003 to 2023	$646	$672
Equipment obligations, weighted average rate of 7.2 percent, due 2003 to 2016	611	677
Notes and debentures, weighted average rate of 7.6 percent, due 2003 to 2023	467	616
Mortgage bonds, weighted average rate of 7.9 percent, due 2003 to 2047	422	425
Financing obligations, weighted average rate of 7.0 percent, due 2012 to 2022	138	—
Unamortized discount and other, net	(28)	(26)

Total	2,256	2,364
Less current portion of long-term debt	(173)	(288)

Long-term debt	$2,083	$2,076

Notes and debentures include fair value adjustments for hedges of $4 million and $0 million at December 31, 2002 and 2001, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $422 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

Aggregate long-term debt scheduled maturities for 2003 through 2007 are $173 million, $249 million, $146 million, $433 million and $136 million, respectively.

The carrying amounts of BNSF Railway’s long-term debt at December 31, 2002 and 2001, were $2,256 million and $2,364 million, respectively, while the estimated fair values at December 31, 2002 and 2001, were $2,317 million and $2,460 million, respectively. The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

Mortgage Bonds

2003

In January, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

2001

BNSF Railway entered into an interest rate swap to convert $100 million of fixed-rate debt to floating-rate debt. The floating rate that BNSF Railway pays on the swap is 5.98 percent and the fixed rate BNSF Railway receives is 8.63 percent. The floating rate fluctuates quarterly based on LIBOR. The swap expires in 2004.

Financing Obligations

2002

The Company financed the construction of an intermodal facility by a third party and entered into an agreement to lease the intermodal facility for 20 years. This lease transaction is accounted for as a financing and has a purchase option. The Company recorded an asset in Property and equipment, net and a liability in Long-term debt of $138 million which represents the fair market value at lease inception.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

Debt guaranteed by the Company is as follows:

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners LP	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$70	$118	$118	16
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$78	$—	20
San Jacinto Partnership	49.0%	$—	$—	$—	N/A
All other	0.0%	$19	$23	$7	Various

(a) – Reflects the maximum amount the Company could recover from a third party other than the counterparty.

Kinder Morgan Energy Partners LP

Santa Fe Pacific Pipelines, Inc (SFPP), an indirect, wholly-owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF Railway or the exercise of the call rights by the general partners of SFPP, L.P.

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $70 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

The Unified Government of Wyandotte County/Kansas City, Kansas and Westside Intermodal Transportation Corporation

Proceeds of guaranteed debt are being used to finance construction of a bridge that will connect BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge will be operated by KCTRC.

San Jacinto Partnership

BNSF Railway has agreed to guarantee approximately $85 million of debt, none of which was issued as of December 31, 2002. The proceeds from the debt are to be used to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, BNSF Railway has advanced the San Jacinto Partnership $16 million in interim construction financing which is expected to be repaid in 2003 when the debt is expected to be issued.

All other

BNSF Railway guarantees $19 million of other debt and leases including the guarantee of the residual value of certain leased assets totaling approximately $6 million. BNSF holds a performance bond and has the option to sub-lease property to recover up to $7 million of the $19 million of guarantees. These guarantees expire between 2006 and 2014.

Other than the performance bond discussed above, there is no collateral held by a third party which BNSF Railway could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than amounts recorded for capitalized leases, none of the guarantees above are recorded in the Consolidated Financial Statements of the Company. BNSF Railway does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

Lease Commitments

BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2002, are summarized as follows (in millions):

	December 31,
	Capital Leases	Operating Leases
2003	$109	$425
2004	109	428
2005	109	398
2006	108	367
2007	96	334
Thereafter	272	3,585

Total	803	$5,537

Less amount representing interest	157

Present value of minimum lease payments	$646

Lease rental expense for all operating leases was $448 million, $443 million and $428 million for the years ended December 31, 2002, 2001 and 2000, respectively. Contingent rentals and sublease rentals were not significant.

Other Commitments

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

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

BNSF formed a wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in the second quarter of 2002. BNSF IC provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the year ended December 31, 2002, BNSF Railway had paid premiums of $133 million to BNSF IC for such coverage. At December 31, 2002, there was no unamortized premium remaining in the Consolidated Balance Sheets.

The Company recognized personal injury expenses of approximately $94 million, $195 million and $168 million during 2002, 2001 and 2000, respectively for claims not insured by BNSF IC. BNSF Railway made payments for personal injuries of approximately $179 million, $173 million and $178 million in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had recorded liabilities of $373 million and $458 million, respectively, related to both asserted and unasserted personal injury claims. Of these amounts, $166 million and $184 million, respectively, are included in current liabilities. BNSF Railway’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental costs include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. Liabilities for environmental cleanup costs are initially recorded when BNSF Railway’s liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. BNSF Railway conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 415 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $43 million, $51 million and $40 million during 2002, 2001 and 2000, respectively. BNSF Railway paid approximately $49 million, $72 million and $49 million during 2002, 2001 and 2000, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $196 million at December 31, 2002, compared with $202 million at December 31, 2001. Of these amounts, $51 million and $53 million, respectively, are included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2002, will be paid over the next five years and no individual site is considered to be material.

Liabilities recorded for environmental costs represent BNSF Railway’s best estimates for remediation and restoration of these sites and include both asserted and unasserted claims. Unasserted claims are not considered to be a material component of the liability. Although recorded liabilities include BNSF Railway’s best estimates of all costs, without reduction for anticipated recoveries from third parties, BNSF Railway’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on BNSF Railway’s results of operations, financial position or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of operations, financial position or liquidity of BNSF Railway, although an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2002	2001	2000
Beginning balance at January 1,	$274	$310	$356
Accruals	1	30	22
Payments	(55)	(55)	(58)
Other	(10)	(11)	(10)

Ending balance at December 31,	$210	$274	$310

Employee merger and separation liabilities of $210 million and $274 million are included in the Consolidated Balance Sheets at December 31, 2002 and 2001, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At December 31, 2002, $40 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2003.

During the fourth quarter of 2001, the Company recorded a $66 million charge for workforce reduction related costs which resulted in $30 million being recorded in Employee merger and separation costs.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $163 million and $170 million at December 31, 2002 and 2001, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

In the second quarter of 2000, the Company incurred $3 million of costs for severance, medical and other benefit costs for approximately 50 trainmen on reserve boards. All remaining payments were made in 2002.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $25 million and $69 million at December 31, 2002 and 2001, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999.

In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. In the second quarter of 2000, the Company recorded a charge of $17 million for severance, medical and other benefit costs related to approximately 140 material handlers in mechanical shops.

In 2002, 2001 and 2000, the Company recorded $10 million, $6 million and $10 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at December 31, 2002, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $22 million and $35 million at

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001, respectively. These costs will be paid over the next several years based on deferral elections made by the employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expenses for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company’s retirement and medical plans. During the fourth quarter of 2002, the Company recorded a charge of $1 million related to this program as a result of higher costs than originally estimated. Substantially all of these planned reductions were completed at December 31, 2001.

In the second quarter of 2000, the Company incurred $2 million of costs for severance, medical and other benefit costs for ten involuntarily terminated non-union positions. These planned reductions were completed at December 31, 2000.

12.    Retirement Plans and Other Postemployment Benefit Plans

BNSF Railway sponsors a funded, noncontributory qualified BNSF Railway Retirement Plan, which covers substantially all non-union employees and an unfunded, nonqualified BNSF Railway Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these BNSF Railway plans are based on years of credited service and the highest five-year average compensation levels. BNSF Railway’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF Railway that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF Railway’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

Components of the net (benefit) cost for these plans were as follows (in millions):

	Year Ended December 31,
	Pension Benefits			Medical and Life Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$15	$13	$13	$6	$4	$4
Interest cost	100	102	100	21	18	18
Expected return on plan assets	(127)	(136)	(129)	—	—	—
Curtailments/settlements	—	10	—	—	3	—
Special termination benefits	2	18	—	—	—	—
Actuarial loss	1	1	—	3	—	—
Net amortization and deferred amounts	2	2	3	—	—	1

Net (benefit) cost	$(7)	$10	$(13)	$30	$25	$23

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the change in benefit obligation and plan assets of the plans based on a September 30 measurement date (in millions):

	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of period	$1,507	$1,419	$314	$247
Service cost	15	13	6	4
Interest cost	100	102	21	18
Plan participants’ contributions	—	—	5	4
Amendments	2	—	(12)	—
Actuarial loss	117	68	54	61
Curtailments/settlements	(13)	8	—	3
Special termination benefits	2	18	—	—
Benefits paid	(119)	(121)	(25)	(23)

Benefit obligation at end of period	$1,611	$1,507	$363	$314

	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Change in Plan Assets
Fair value of plan assets at beginning of period	$1,345	$1,577	$—	$—
Actual return on plan assets	(67)	(115)	—	—
Settlements	(13)	—	—	—
Employer contribution	5	4	20	19
Plan participants’ contributions	—	—	5	4
Benefits paid	(119)	(121)	(25)	(23)

Fair value of plan assets at end of period	$1,151	$1,345	$—	$—

The following tables show the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	December 31,
	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Funded status	$(460)	$(162)	$(363)	$(314)
Unrecognized net loss	479	169	111	60
Unrecognized prior service cost	(3)	(6)	(12)	(1)
Unamortized net transition obligation	—	3	—	—

Net amount recognized	$16	$4	$(264)	$(255)

	December 31,
	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$—	$42	$—	$—
Accrued benefit liability	(352)	(50)	(264)	(255)
Accumulated other comprehensive loss	368	12	—	—

Net amount recognized	$16	$4	$(264)	$(255)

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in accounting for the BNSF Railway plans were as follows:

	Pension Benefits		Medical and Life Benefits
	2002	2001	2002	2001
Assumptions
Discount rate	6.5%	7.0%	6.5%	7.0%
Rate of increase in compensation levels	3.9%	4.0%	—	—
Expected return on plan assets	8.5%	9.5%	—	—

For purposes of the medical and life benefits calculations for 2002, the assumed health care cost trend rate for both managed care and non-managed care medical costs is 11 percent and is assumed to decrease one percent for each future year until the ultimate rate of five percent is reached in 2009 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation by $36 million and the combined service and interest components of net post-retirement benefit cost recognized in 2002 by $3 million. Decreasing the assumed health care cost trend rates by one percentage point would decrease the accumulated post-retirement benefit obligation by $30 million and the combined service and interest components of net post-retirement benefit cost recognized in 2002 by $3 million.

Defined Contribution Plans

BNSF Railway sponsors 401(k) plans which cover substantially all employees. BNSF Railway matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Depending on BNSF Railway’s performance, non-union employees can receive an additional matching contribution of up to 30 percent of the first six percent at the end of the year. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF Railway’s 401(k) matching expense was $15 million, $14 million and $16 million in 2002, 2001 and 2000, respectively.

Other

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $20 million, $18 million and $15 million, in 2002, 2001 and 2000, respectively.

13.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $178 million, $278 million and $448 million during 2002, 2001 and 2000, respectively, which are reflected in changes in working capital in the consolidated statement of cash flows.

BNSF Railway had a net intercompany payable balance of $7 million and a net intercompany receivable balance of $55 million at December 31, 2002 and 2001, respectively, which are reflected in accounts payable and accounts receivable in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2002 and 2001, BNSF Railway had $67 million and $117 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2002, BNSF Railway had additional borrowings of $35 million of variable rate notes and made repayments of $85 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2002 and 2001, BNSF Railway had $1,256 million and $825 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

daily effective Federal Funds rate. The $431 million increase in intercompany notes receivable is primarily due to additional borrowings of $798 million offset by $367 million of repayments from BNSF during 2002. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in Interest income, related parties in the Consolidated Income Statements.

During 2001 and 2000, BNSF Railway paid dividends of $358 million and $150 million, respectively. BNSF Railway did not pay any dividends during 2002.

Under various plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF has other long-term incentive plans administered separately on behalf of employees that are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $10 million, $8 million and $0 million for the years ended 2002, 2001 and 2000, respectively.

14.    Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, which will affect the Company’s accounting for track structure removal costs. While the standard will have no effect on the Company’s liquidity, it will result in a cumulative effect adjustment in the first quarter of 2003 which the Company is currently quantifying along with the ongoing impact it will have on results of operations. The Company does not believe the standard will have a material adverse effect on the Company’s financial position.

The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The Company has not yet determined the impact of FIN 46. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

15.    Quarterly Financial Data—Unaudited

	Fourth	Third	Second	First
	(In millions)
2002
Revenues	$2,293	$2,304	$2,206	$2,160
Operating income	$443	$423	$427	$383
Net income	$258	$245	$240	$218

2001	(a)	(b)		(c)
Revenues	$2,300	$2,341	$2,269	$2,291
Operating income	$406	$505	$433	$425
Net income	$209	$281	$248	$214

(a)	Includes a $66 million charge for work force reduction related costs.
(b)	Includes $32 million related to an automotive revenue contract settlement gain partially offset by an $11 million loss on non-rail investments.
(c)	Includes a $36 million loss on non-rail investments.

Certain amounts in the table above have been reclassified to conform to the current presentation which is different than previously reported on Form 10-Q due to the reclassification of gains on property dispositions from Other expense, net to Operating expenses.

Net adjustments to previously reported 2002 quarterly Operating income include increases of $4 million, $23 million and $18 million for the third, second and first quarters, respectively. Adjustments to previously reported 2001 quarterly Operating income include increases of $1 million, $5 million, $7 million and $7 million for the fourth, third, second and first quarters, respectively.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 14.     Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in its filings under the Securities Exchange Act of 1934 is processed, recorded, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect its internal controls, since the date of their most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements—See Item 8

2.	Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts—See page F-1

Schedules other than those listed above are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

3.	Exhibits:

See Index to Exhibits beginning on page E-1 for a description of the exhibits filed as a part of this Report on Form 10-K.

(b)	Reports on Form 8-K

None.

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

Dated: February 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose* Matthew K. Rose	President and Chief Executive Officer (Principal Executive Officer) and Director

/s/ Thomas N. Hund* Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Director

/s/ Dennis R. Johnson* Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)

/s/ Carl R. Ice* Carl R. Ice	Director

/s/ Jeffrey R. Moreland* Jeffrey R. Moreland	Director

/s/ Charles S. Schultz* Charles S. Schultz	Director

Dated: February 14, 2003	*By:	/s/ Jeffrey R. Moreland
Jeffrey R. Moreland
Executive Vice President Law & Government Affairs and Secretary

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew K. Rose, certify that:

1.	I have reviewed this annual report on Form 10-K of The Burlington Northern and Santa Fe Railway Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ MATTHEW K. ROSE
Matthew K. Rose Chairman, President and Chief Executive Officer

I, Thomas N. Hund, certify that:

1.	I have reviewed this annual report on Form 10-K of The Burlington Northern and Santa Fe Railway Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ THOMAS N. HUND
Thomas N. Hund Executive Vice President and Chief Financial Officer

SCHEDULE II

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(in millions)

Description	Balance at Beginning of Period	Additions Charged to Income	Deductions	Balance at End of Period
			(a)	(b)
December 31, 2002 Personal injury and environmental liabilities	$660	$137	$228	$569

December 31, 2001 Personal injury and environmental liabilities	$659	$246	$245	$660

December 31, 2000 Personal injury and environmental liabilities	$678	$208	$227	$659

(a)	Represents cash payments, net of recoveries
(b)	Classified in the Consolidated Balance Sheets as follows:

	2002	2001	2000
Accounts payable and other current liabilities	$217	$237	$229
Casualty and environmental liabilities	352	423	430

	$569	$660	$659

F-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company effective December 31, 1996. Incorporated by reference to The Burlington Northern and Santa Fe Railway Company’s Report on Form 10-K for the fiscal year ended December 31, 1996.

3.2

By-Laws of BNSF Railway as amended through July 17, 1991. Incorporated by reference to Exhibit 3.2 to The Burlington Northern and Santa Fe Railway Company Report on Form 10-K for the fiscal year ended December 31, 1991.

4.1

BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway’s total assets. Copies of any such material instruments will be furnished to the Securities and Exchange Commission upon request.

12.1	Statement regarding the Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification pursuant to 18 U.S.C. §1350 (Section 906 of Sarbanes-Oxley Act of 2002).

E-1