Form 10-Q
period 2003-03-31
BURLINGTON NORTHERN RAILROAD CO
filed 2003-05-01
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 21, 2003
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$2,227	$2,160

Operating expenses:
Compensation and benefits	714	714
Purchased services	296	275
Depreciation and amortization	226	230
Equipment rents	169	175
Fuel	274	184
Materials and other	197	199

Total operating expenses	1,876	1,777

Operating income	351	383
Interest expense	38	41
Interest income, related parties	(8)	(4)
Other expense (income), net	2	(3)

Income before income taxes and cumulative effect of accounting change	319	349
Income tax expense	121	131

Income before cumulative effect of accounting change	198	218
Cumulative effect of accounting change, net of income tax	39	—

Net income	$237	$218

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$65	$28
Accounts receivable, net	135	138
Materials and supplies	246	226
Current portion of deferred income taxes	272	302
Other current assets	192	73

Total current assets	910	767
Property and equipment, net	24,183	23,968
Other assets	860	849
Intercompany notes receivable, net	904	1,189

Total assets	$26,857	$26,773

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,681	$1,875
Long-term debt due within one year	145	173

Total current liabilities	1,826	2,048
Long-term debt and commercial paper	2,057	2,083
Deferred income taxes	7,055	6,966
Casualty and environmental liabilities	338	352
Minimum pension liability	368	368
Employee merger and separation costs	162	170
Other liabilities	1,222	1,198

Total liabilities	13,028	13,185

Commitments and contingencies (see Notes 2, 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	7,747	7,510
Accumulated other comprehensive loss	(204)	(208)

Total stockholder’s equity	13,829	13,588

Total liabilities and stockholder’s equity	$26,857	$26,773

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$237	$218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	230
Deferred income taxes	92	87
Employee merger and separation costs paid	(10)	(20)
Cumulative effect of accounting change, net of tax	(39)	—
Other, net	(39)	(4)
Changes in current assets and liabilities:
Accounts receivable, net	3	68
Materials and supplies	(20)	(8)
Other current assets	(102)	(24)
Accounts payable and other current liabilities	(169)	(178)

Net cash provided by operating activities	179	369

INVESTING ACTIVITIES
Capital expenditures	(340)	(260)
Other, net	(25)	(109)

Net cash used for investing activities	(365)	(369)

FINANCING ACTIVITIES
Payments on long-term debt	(63)	(32)
Net decrease in intercompany notes receivable	285	66
Other, net	1	—

Net cash provided by financing activities	223	34

Increase in cash and cash equivalents	37	34
Cash and cash equivalents:
Beginning of period	28	78

End of period	$65	$112

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company) Annual Report on Form 10-K for the year ended December 31, 2002, including the financial statements and notes thereto. BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. The Consolidated Financial Statements include the accounts of BNSF Railway and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002 have been included.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Cumulative Effect of Accounting Change, Net

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This statement requires BNSF Railway to recognize a liability for legally obligated asset retirement costs associated with tangible long-lived assets. SFAS No. 143 also disallows the accrual of retirement costs that are not legal obligations. As a result, BNSF Railway and other railroads were required to change their accounting policies for certain track structure assets to exclude removal costs as a component of depreciation expense where the inclusion of such costs would result in accumulated depreciation balances exceeding the historical basis of the assets. This change will result in lower Depreciation and amortization expense primarily offset by higher Compensation and benefits and Purchased services expenses in the period in which removal costs are incurred.

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to Net income of $39 million, net of tax, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The net effect of adoption of SFAS No. 143 on the first quarter of 2003 is an increase to Income before cumulative effect of accounting change of $4 million, net of tax. The Company currently anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. The Company’s liability for legally obligated asset retirement costs is $4 million at March 31, 2003.

The following table presents the pro forma net income if SFAS No. 143 would have been applied retroactively:

	Quarter Ended March 31,
	2003	2002
	(in millions)

Net income as reported	$237	$218

Pro forma net income	$198	$216

2.    Hedging Activities

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14.6 and 10.4 percent of total operating expenses during the three months ended March 31, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of March 31, 2003, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon. The tables below provide fuel hedge data for the WTI fuel hedges outstanding at March 31, 2003.

	Quarter Ended			Total
2003	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	600	600	1,800
Equivalent gallons hedged (in millions)	25.20	25.20	25.20	75.60
Average swap price (per barrel)	$20.52	$20.59	$20.67	$20.59
Fair value (in millions)	$5	$4	$3	$12

WTI Collars
Barrels hedged (in thousands)	3,450	2,100	2,100	7,650
Equivalent gallons hedged (in millions)	144.90	88.20	88.20	321.30
Average cap price (per barrel)	$27.89	$26.63	$26.05	$27.04
Average floor price (per barrel)	$23.50	$22.24	$21.65	$22.65
Fair value (in millions)	$8	$4	$3	$15

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	525	525	2,100
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	22.05	88.20
Average swap price (per barrel)	$20.68	$20.64	$20.61	$20.58	$20.63
Fair value (in millions)	$2	$2	$2	$2	$8

WTI Collars
Barrels hedged (in thousands)	1,800	1,800	1,725	1,725	7,050
Equivalent gallons hedged (in millions)	75.60	75.60	72.45	72.45	296.10
Average cap price (per barrel)	$26.85	$26.24	$25.86	$25.60	$26.14
Average floor price (per barrel)	$22.29	$21.66	$21.24	$20.97	$21.55
Fair value (in millions)	$1	$1	$1	$—	$3

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	2,175	2,175	1,500	825	6,675
Equivalent gallons hedged (in millions)	91.35	91.35	63.00	34.65	280.35
Average cap price (per barrel)	$25.66	$25.60	$25.39	$24.91	$25.48
Average floor price (per barrel)	$21.03	$20.98	$20.79	$20.36	$20.88
Fair value (in millions)	$—	$—	$1	$1	$2

In addition, BNSF Railway had entered into costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon. The table below provides fuel hedge data for the HO fuel hedges outstanding at March 31, 2003.

	Quarter Ended			Total
2003	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	56.70	15.75	15.75	88.20
Average cap price (per gallon)	$0.94	$0.78	$0.79	$0.88
Average floor price (per gallon)	$0.79	$0.69	$0.71	$0.76
Fair value (in millions)	$(4)	$—	$—	$(4)

As of March 31, 2003, BNSF Railway’s total fuel-hedging program covered approximately 55 percent, 32 percent and 23 percent of estimated fuel purchases for the remainder of 2003, 2004 and 2005, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Hedge benefit (loss) including ineffective portion of unexpired hedges	$22	$(3)
Tax effect	8	(1)

Hedge benefit (loss), net of tax	$14	$(2)

During the first quarter of 2003, the Company recognized a loss of $2 million related to the ineffective portion of unexpired hedges. The ineffective portion of unexpired hedges for the same period in 2002 was de minimis.

The amounts recorded in AOCI in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	March 31,
	2003	2002
Fuel hedging asset	$36	$9
Ineffective portion of unexpired hedges	2	—
Tax effect	14	3

Amount included in AOCI, net of tax	$24	$6

Settled fuel hedging contracts receivable (payable)	$24	$(3)

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

See Other Matters within Management’s Narrative Analysis of Results of Operations for information about fuel hedges entered into after March 31, 2003.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy. These swaps are accounted for as fair value hedges under SFAS No. 133. They qualify for the short cut method of recognition and, therefore, no portion of these swaps is treated as ineffective.

As of March 31, 2003, BNSF Railway had one swap on a notional amount of $100 million ($100 million at December 31, 2002) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF Railway as of March 31, 2003, was 5.63 percent and the average fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004.

The amounts recorded in the Consolidated Statements of Income for the interest rate fair value hedge transaction was as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Hedge benefit	$1	$1
Tax effect	1	—

Hedge benefit, net of tax	$—	$1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for the interest rate fair value hedge transaction, which represents the fair value of the unexpired hedge, was as follows (in millions):

	March 31, 2003	December 31, 2002
Short-term interest rate hedging asset	$1	$1
Long-term interest rate hedging asset	$4	$4

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market value for the transaction provided by the counterparty to this agreement.

3.    Comprehensive Income

Total comprehensive income for the three months ended March 31, 2003 and 2002, respectively, was comprised of the following:

	Three Months Ended March 31,
	2003	2002
Net income	$237	$218
Other comprehensive income, net of tax	4	8

Total comprehensive income	$241	$226

BNSF Railway’s comprehensive income includes Net income and changes related to derivatives, which qualify for cash flow hedge accounting.

4.    Accounts Receivable, Net

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

SFRC has the capacity to sell $700 million of undivided interests to investors under the A/R sales program. Outstanding undivided interests held by investors under the A/R sales program were $625 million at March 31, 2003, and $594 million, net of $8 million of excess cash held in the trust at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $819 million and $771 million of receivables transferred by SFRC to the master trust at March 31, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $194 million and $177 million at March 31, 2003 and December 31, 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at March 31, 2003 and December 31, 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $2.2 billion and $2.3 billion for the three months ended March 31, 2003 and 2002, respectively. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

receivables are included in Other expense (income), net and were $2 million and $3 million for the three months ended March 31, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.4 percent and 2.1 percent in the three months ended March 31, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At March 31, 2003 and December 31, 2002, $76 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2003 and December 31, 2002, $85 million and $82 million, respectively, of such allowances had been recorded. During each of the three months ended March 31, 2003 and 2002, $1 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2003, BNSF Railway was in compliance with these provisions.

5.    Debt

Mortgage Bonds

Three Months Ended March 31, 2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Other

Debt guaranteed by the Company is as follows (dollar amounts in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners LP	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$70	$116	$116	16
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$78	$—	20
San Jacinto Partnership	49.0%	$—	$—	$—	N/A
All other	0.0%	$13	$16	$7	Various

(a)  –  Reflects the maximum amount the Company could recover from a third party other than the counterparty.

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

San Jacinto Partnership

BNSF Railway has agreed to guarantee approximately $85 million of debt, none of which was issued as of March 31, 2003. The proceeds from the debt are to be used to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, BNSF Railway has advanced the San Jacinto Partnership $20 million in interim construction financing which is expected to be repaid in 2003 when the debt is expected to be issued.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

All other

BNSF Railway guarantees $13 million of other debt. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $7 million of the $13 million of guarantees. These guarantees expire between 2008 and 2014.

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

6.    Commitments and Contingencies

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

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2003, BNSF Railway had paid premiums of $140 million to BNSF IC for such coverage for 2003 of which $105 million is included in Other current assets in the Consolidated Balance Sheets at March 31, 2003.

The Company recognized personal injury expenses of approximately $14 million and $47 million for the three months ended 2003 and 2002, respectively. BNSF Railway made payments for personal injuries of $39 million during the first quarter of 2003. At March 31, 2003 the Company had recorded liabilities of $348 million related to both asserted and unasserted personal injury claims. Of this amount, $157 million is included in current liabilities. BNSF Railway’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 415 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $15 million and $10 million for the first three months of 2003 and 2002, respectively. BNSF Railway paid $14 million during the first quarter of 2003 for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $197 million at March 31, 2003. Of this amount, $50 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2003, will be paid over the next five years and no individual site is considered to be material.

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

7.    Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	Three months ended March 31,
	2003	2002
Beginning balance at January 1,	$210	$274
Payments	(10)	(20)
Other	—	(2)

Ending balance at March 31,	$200	$252

Employee merger and separation liabilities of $200 million are included in the Consolidated Balance Sheets at March 31, 2003, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At March 31, 2003, $38 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $163 million at March 31, 2003. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2003 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $19 million at March 31, 2003, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at March 31, 2003, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $18 million at March 31, 2003. These costs will be paid over the next several years based on deferral elections made by the employees.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $84 million and $126 million, during the first three months of 2003 and 2002, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $1 million and a net intercompany payable balance of $7 million at March 31, 2003 and December 31, 2002, respectively, which are reflected in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At March 31, 2003 and December 31, 2002, BNSF Railway had $75 million and $67 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first three months of 2003, BNSF Railway had additional borrowings of $8 million of variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest income, related parties in the Consolidated Statements of Income. The intercompany notes are due on demand.

At March 31, 2003 and December 31, 2002, BNSF Railway had $979 million and $1,256 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $277 million decrease in intercompany notes receivable is primarily due to repayments of $338 million from BNSF offset by additional borrowings of $61 million during 2003. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in Interest income, related parties in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value on the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives, to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was not material for each of the three months ended March 31, 2003 and 2002.

9.    Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, which was effective immediately to variable interest entities created after January 31, 2003, and effective in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. For all financial statements issued after January 31, 2003, FIN 46 requires transitional disclosures if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

It has been determined that San Jacinto Rail Ltd., an unconsolidated equity subsidiary of the Company, will be consolidated under the guidance outlined by FIN 46 upon adoption in the third quarter of 2003. In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, none of which was issued as of March 31, 2003. The Company’s maximum exposure to loss at March 31, 2003 is $20 million in interim construction financing advanced to the Partnership. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

The Company is still evaluating whether other entities will require consolidation but does not anticipate the adoption of FIN 46 to have a material impact on the Company’s results from operations, financial position or liquidity. The evaluation is expected to be completed in the second quarter of 2003.

10.    Report of Independent Accountants

PricewaterhouseCoopers LLP’s review report is included in this quarterly report; however, they do not express an opinion on the unaudited financial information. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of such Act.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of

The Burlington Northern and Santa Fe Railway Company:

We have reviewed the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of March 31, 2003, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in stockholder’s equity for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of March 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

April 30, 2003

Item 2.    Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

BNSF Railway recorded net income for the first quarter of 2003 of $237 million after the cumulative effect of an accounting change of $39 million, net of tax, compared with first quarter 2002 net income of $218 million. Operating income of $351 million for the first quarter of 2003 was $32 million lower than the first quarter of 2002.

The cumulative effect of an accounting change was the result of adopting Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. The $39 million, net of tax, represents the cumulative effect of adopting SFAS No. 143 for years prior to 2003. The Company currently anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. See Note 1 to the Consolidated Financial Statements.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the three months ended March 31, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car/Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$847	$775	1,006	880	$842	$881
Industrial Products	511	491	343	332	1,490	1,479
Coal	485	508	487	511	996	994
Agricultural Products	358	361	206	204	1,738	1,770

Total Freight Revenues	2,201	2,135	2,042	1,927	$1,078	$1,108

Other Revenues	26	25

Total Operating Revenues	$2,227	$2,160

Freight revenues for the first quarter of 2003 were $2.2 billion, up 3 percent compared with the same 2002 period including a $16 million increase in revenues from fuel surcharges. Average revenue per car/unit decreased 3 percent in the first quarter of 2003 to $1,078 from $1,108 in the first quarter of 2002.

Consumer Products revenues of $847 million for the first quarter of 2003 were $72 million, or 9 percent, higher than the first quarter of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishables sectors. The reduction in revenue per unit is primarily related to the increase in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $20 million, or 4 percent, to $511 million for the first quarter of 2003. The revenue increase is primarily due to increased sheet steel, aluminum, clay and cement traffic in the construction products sector and increased military-related and waste products traffic in the building products sector.

Coal revenues of $485 million for the first quarter of 2003 decreased $23 million, or 5 percent, versus the same period a year ago. The decrease is a result of lower volumes from the draw-down of utility stockpiles, utility maintenance outages, and a March blizzard in the Powder River Basin.

Agricultural Products revenues of $358 million for the first quarter of 2003 were $3 million, or 1 percent, lower than revenues for the first quarter of 2002. This decrease is primarily due to a reduction in wheat exports to the Pacific Northwest and Gulf of Mexico as a result of an increase in wheat exports from other countries, which has displaced demand for US wheat. The decrease in revenue per unit was primarily due to an overall decrease in average length of haul also caused by the reduction in exports.

Expenses

Total operating expenses for the first quarter of 2003 were $1,876 million, an increase of $99 million, or 6 percent, versus the same 2002 period.

Compensation and benefits expenses of $714 million were flat with the first quarter of 2002.

Purchased services of $296 million for the first quarter of 2003 were $21 million, or 8 percent, higher than the first quarter of 2002. This primarily reflects higher service contract expense as a result of the computing infrastructure outsourcing agreement entered into in 2002 and increased equipment maintenance costs.

Depreciation and amortization expenses of $226 million for the first quarter of 2003 were $4 million, or 2 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143. See Note 1 to the Consolidated Financial Statements.

Equipment rents expenses for the first quarter of 2003 of $169 million were $6 million, or 3 percent, lower than the first quarter of 2002. The decrease is primarily attributable to increased utilization of BNSF Railway owned and leased equipment and renegotiation of lower rates on car leases as they come due.

Fuel expenses of $274 million for the first quarter of 2003 were $90 million, or 49 percent, higher than the first quarter of 2002. The increase in fuel expense was primarily the result of a 29-cent ($84 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 38-cent increase ($111 million) in the average purchase price and a hedge benefit of 8-cents ($24 million). The hedge cost for the same period in 2002 was 1 cent per gallon ($3 million). Consumption in the first quarter of 2003 was 292 million gallons or 3 percent greater than first quarter 2002 consumption of 283 million gallons.

Materials and other expenses of $197 million for the first quarter of 2003 were $2 million, or 1 percent, lower than the first quarter of 2002 principally due to decreases in derailment and relocation expenses partially offset by a decrease in gains from property dispositions.

Interest expense of $38 million for the first quarter of 2003 was $3 million, or 7 percent, lower than the first quarter of 2002. This decrease was primarily the result of lower average interest rates.

Other expense, net was $2 million compared to other income, net of $3 million in the first quarter of 2002. This decrease is primarily the result of lower income from company owned life insurance.

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

Fuel Hedges

From April 1, 2003 through April 21, 2003, the Company entered into additional swap and costless collar agreements utilizing NYMEX #2 Heating Oil (HO) and West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the first quarter period.

	Quarter Ended				Annual
2004	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per gallon)	$0.76	—	—	—	$0.76
Average floor price (per gallon)	$0.69	—	—	—	$0.69
WTI Collars
Barrels hedged (in thousands)	—	150	—	—	150
Equivalent gallons hedged (in millions)	—	6.30	—	—	6.30
Average cap price (per barrel)	—	$26.90	—	—	$26.90
Average floor price (per barrel)	—	$22.40	—	—	$22.40

	Quarter Ended				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	—	—	225	225	450
Equivalent gallons hedged (in millions)	—	—	9.45	9.45	18.90
Average swap price (per barrel)	—	—	$24.00	$24.00	$24.00

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003, which was effective immediately to variable interest entities created after January 31, 2003, and effective in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. For all financial statements issued after January 31, 2003, FIN 46 requires transitional disclosures if it is reasonably possible that the Company will consolidate or disclose information about a variable interest entity when this interpretation becomes effective. The Company’s accounts receivable sales program will be unaffected by this new pronouncement.

It has been determined that San Jacinto Rail Ltd., an unconsolidated equity subsidiary of the Company, will be consolidated under the guidance outlined by FIN 46 upon adoption in the third quarter of 2003. In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, none of which was issued as of March 31, 2003. The Company’s maximum exposure to loss at March 31, 2003 is $20 million in interim construction financing advanced to the Partnership. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

The Company is still evaluating whether other entities will require consolidation but does not anticipate the adoption of FIN 46 to have a material impact on the Company’s results from operations, financial position or liquidity. The evaluation is expected to be completed in the second quarter of 2003.

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

Dated: May 1, 2003

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ THOMAS N. HUND
Thomas N. Hund Executive Vice President and Chief Financial Officer

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

E-1