Form 10-Q
period 2003-06-30
BURLINGTON NORTHERN RAILROAD CO
filed 2003-08-06
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 25, 2003
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,285	$2,206	$4,512	$4,366

Operating expenses:
Compensation and benefits	698	698	1,415	1,416
Purchased services	306	282	604	557
Depreciation and amortization	225	231	450	461
Equipment rents	180	177	349	352
Fuel	263	207	537	391
Materials and other	189	184	382	379

Total operating expenses	1,861	1,779	3,737	3,556

Operating income	424	427	775	810
Interest expense	37	38	75	79
Interest income, related parties	(5)	(4)	(13)	(9)
Other expense, net	3	5	5	2

Income before income taxes and cumulative effect of accounting change	389	388	708	738
Income tax expense	132	148	253	280

Income before cumulative effect of accounting change	$257	$240	$455	$458
Cumulative effect of accounting change, net of income tax	—	—	39	—

Net income	$257	$240	$494	$458

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$43	$28
Accounts receivable, net	143	138
Materials and supplies	229	226
Current portion of deferred income taxes	289	302
Other current assets	175	73

Total current assets	879	767
Property and equipment, net	24,489	23,968
Other assets	884	849
Intercompany notes receivable, net	1,018	1,189

Total assets	$27,270	$26,773

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,728	$1,875
Long-term debt due within one year	148	173

Total current liabilities	1,876	2,048
Long-term debt and commercial paper	2,039	2,083
Deferred income taxes	7,227	6,966
Casualty and environmental liabilities	311	352
Minimum pension liability	368	368
Employee merger and separation costs	156	170
Other liabilities	1,196	1,198

Total liabilities	13,173	13,185

Commitments and contingencies (see Notes 2, 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	8,004	7,510
Accumulated other comprehensive loss	(193)	(208)

Total stockholder’s equity	14,097	13,588

Total liabilities and stockholder’s equity	$27,270	$26,773

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2003	2002
OPERATING ACTIVITIES
Net income	$494	$458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450	461
Deferred income taxes	240	243
Employee merger and separation costs paid	(18)	(31)
Cumulative effect of accounting change	(39)	—
Other, net	(92)	(104)
Changes in current assets and liabilities:
Accounts receivable, net	(5)	30
Materials and supplies	(3)	(15)
Other current assets	(71)	(108)
Accounts payable and other current liabilities	(140)	(31)

Net cash provided by operating activities	816	903

INVESTING ACTIVITIES
Capital expenditures	(835)	(641)
Other, net	(51)	(103)

Net cash used for investing activities	(886)	(744)

FINANCING ACTIVITIES
Payments on long-term debt, net	(87)	(70)
Net (increase) decrease in intercompany notes receivables, net	171	(14)
Other, net	1	1

Net cash provided by (used for) financing activities	85	(83)

Increase in cash and cash equivalents	15	76
Cash and cash equivalents:
Beginning of period	28	78

End of period	$43	$154

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$60	$83
Income taxes paid, net of refunds	$110	$129

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002 have been included.

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

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to Net income of $39 million, net of tax, for the six months ended June 30, 2003, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The net effect of adoption of SFAS No. 143 on the six month period ended June 30, 2003 is an increase to Income before cumulative effect of accounting change of $5 million, net of tax. The Company anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. The Company’s liability for legally obligated asset retirement costs is $4 million at June 30, 2003.

The following table presents the pro forma net income if SFAS No. 143 would have been applied retroactively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Net income as reported	$257	$240	$494	$458
Pro forma net income	$257	$235	$455	$451

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company currently uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14 and 11 percent of total operating expenses during the six months ended June 30, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first six months of 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of June 30, 2003, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon.

During the second quarter of 2003, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 110 million gallons of fuel at an average price of approximately $23.88 per barrel. Also, during the second quarter of 2003, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 139 million gallons of fuel with an average cap price of $26.70 per barrel and an average floor price of $22.19 per barrel. The tables below provide fuel hedge data for all WTI fuel hedges outstanding at June 30, 2003.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ended
2003	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	600	600	1,200
Equivalent gallons hedged (in millions)	25.20	25.20	50.40
Average swap price (per barrel)	$20.59	$20.67	$20.63
Fair value (in millions)	$5	$5	$10

WTI Collars
Barrels hedged (in thousands)	1,800	1,650	3,450
Equivalent gallons hedged (in millions)	75.60	69.30	144.90
Average cap price (per barrel)	$26.52	$25.92	$26.24
Average floor price (per barrel)	$22.14	$21.52	$21.84
Fair value (in millions)	$6	$5	$11

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$3	$3	$3	$2	$11

WTI Collars
Barrels hedged (in thousands)	1,500	2,700	2,550	2,400	9,150
Equivalent gallons hedged (in millions)	63.00	113.40	107.10	100.80	384.30
Average cap price (per barrel)	$27.06	$26.54	$26.15	$25.88	$26.34
Average floor price (per barrel)	$22.50	$21.99	$21.57	$21.30	$21.78
Fair value (in millions)	$2	$3	$3	$2	$10

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	375	375	525	525	1,800
Equivalent gallons hedged (in millions)	15.75	15.75	22.05	22.05	75.60
Average swap price (per barrel)	$23.93	$23.82	$23.97	$23.89	$23.91
Fair value (in millions)	$—	$—	$—	$—	$—

WTI Collars
Barrels hedged (in thousands)	2,475	2,325	1,650	975	7,425
Equivalent gallons hedged (in millions)	103.95	97.65	69.30	40.95	311.85
Average cap price (per barrel)	$25.75	$25.64	$25.48	$25.12	$25.57
Average floor price (per barrel)	$21.13	$21.02	$20.88	$20.57	$20.96
Fair value (in millions)	$2	$1	$1	$1	$5

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	675	—	—	—	675
Equivalent gallons hedged (in millions)	28.35	—	—	—	28.35
Average swap price (per barrel)	$23.79	$—	$—	$—	$23.79
Fair value (in millions)	$—	$—	$—	$—	$—

WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$26.20	$—	$—	$—	$26.20
Average floor price (per barrel)	$21.60	$—	$—	$—	$21.60
Fair value (in millions)	$—	$—	$—	$—	$—

In addition, BNSF Railway entered into costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the second quarter of 2003, the Company entered into costless collar agreements utilizing HO to hedge the equivalent of approximately 110 million gallons of fuel with an average cap price of $0.78 per gallon and an average floor price of $0.70 per gallon. In addition, the Company converted approximately 44 million gallons of WTI collars into HO collars. These converted HO collars have an average cap price of $0.74 per gallon and an average floor price of $0.67 per gallon. The tables below provide fuel hedge data for all HO fuel hedges outstanding at June 30, 2003.

	Quarter Ended
2003	September 30,	December 31,	Total
HO Collars
Gallons hedged (in millions)	66.15	69.30	135.45
Average cap price (per gallon)	$0.77	$0.78	$0.78
Average floor price (per gallon)	$0.69	$0.70	$0.70
Fair value (in millions)	$3	$3	$6

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	50.40	—	—	—	50.40
Average cap price (per gallon)	$0.76	$—	$—	$—	$0.76
Average floor price (per gallon)	$0.68	$—	$—	$—	$0.68
Fair value (in millions)	$2	$—	$—	$—	$2

As of June 30, 2003, BNSF Railway’s total fuel-hedging program covered approximately 54 percent, 43 percent, 31 percent and 3 percent of estimated fuel purchases for the remainder of 2003, 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Hedge benefit	$6	$9	$30	$5
Tax effect	2	4	11	2

Hedge benefit, net of tax	$4	$5	$19	$3

During the second quarter of 2003, the Company recognized a gain of $2 million related to the ineffective portion of unexpired hedges. The ineffective portion of unexpired hedges for the same period in 2002 was de minimis. During the first six months of 2003, the ineffective portion of unexpired hedges was de minimus. For the same period in 2002, the Company recognized a gain of $1 million related to the ineffective portion of unexpired hedges.

The amounts recorded in AOCI in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	June 30, 2003	December 31, 2002
Fuel hedging asset	$55	$31
Tax effect	21	12

Amount included in AOCI, net of tax	$34	$19

Settled fuel hedging contracts receivable	$6	$29

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

See Other Matters within Management’s Narrative Analysis of Results of Operations for information about fuel hedges entered into after June 30, 2003.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy.

As of June 30, 2003, BNSF Railway had one swap on a notional amount of $100 million ($100 million at December 31, 2002) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF Railway as of June 30, 2003, was 5.59 percent and the average fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Hedge benefit	$1	$1	$1	$1
Tax effect	—	—	—	—

Hedge benefit, net of tax	$1	$1	$1	$1

The amounts recorded in other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	June 30, 2003	December 31, 2002
Short-term interest rate hedging asset	$—	$1
Long-term interest rate hedging asset	$4	$4

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market value for the transaction provided by the counterparty to this agreement.

3. Comprehensive Income

Total comprehensive income was comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$257	$240	$494	$458
Other comprehensive income, net of tax	11	18	15	26

Total comprehensive income	$268	$258	$509	$484

BNSF Railway’s comprehensive income includes Net income and changes related to derivatives, which qualify for cash flow hedge accounting.

4. Accounts Receivable, Net

BNSF Railway transfers most of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust, and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests.

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at June 30, 2003, and $594 million, net of $8 million of excess cash held in the trust, at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $820 million and $771

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

million of receivables transferred by SFRC to the master trust at June 30, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $195 million and $177 million at June 30, 2003 and December 31, 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at June 30, 2003 and December 31, 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense, net and were $4 million and $7 million for the six months ended June 30, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.3 percent and 2.0 percent in the six months ended June 30, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At June 30, 2003 and December 31, 2002, $78 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2003 and December 31, 2002, $85 million and $82 million, respectively, of such allowances had been recorded.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2003, BNSF Railway was in compliance with these provisions.

5. Debt

Mortgage Bonds

Six Months Ended June 30, 2003

In January 2003 the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

Debt guaranteed by the Company as of June 30, 2003 is as follows (dollar amounts in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners LP	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$70	$116	$116	15
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$77	$—	20
San Jacinto Partnership	49.0%	$50	$51	$—	1
All other	0.0%	$13	$16	$7	Various

(a)	– Reflects the maximum amount the Company could recover from a third party other than the counterparty.

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

San Jacinto Partnership

BNSF Railway has agreed to guarantee approximately $85 million of debt, of which $50 million was issued as of June 30, 2003. The proceeds from the debt are to be used to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, the San Jacinto Partnership used $22 million of the proceeds to repay all of the interim construction advances previously made by BNSF Railway. As discussed in Note 9 of the Consolidated Financial Statements, the San Jacinto Partnership will be consolidated on July 1, 2003.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

All other

BNSF Railway guarantees $13 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $7 million of the $13 million of guarantees. These guarantees expire between 2008 and 2014.

Other than the performance bond discussed above, there is no collateral held by a third party which BNSF Railway could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than amounts recorded for capitalized obligations, none of the guarantees above are recorded in the Consolidated Financial Statements of the Company. BNSF Railway does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

Indemnities

In the ordinary course of business, BNSF enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and/or agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether the events which would trigger the indemnification obligations will ever occur and, if they did, the extent of the liability which would thereby result, the exposure for future indemnification payments cannot be estimated with any amount of certainty. However, the Company does not believe, based on information available, that these indemnity agreements will have a material adverse effect on the Company’s results of operation, financial position or liquidity.

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

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2003, BNSF Railway had paid premiums of $140 million to BNSF IC for such coverage of which $70 million had been amortized to expense during the first half of 2003.

The Company recognized additional personal injury expenses of $22 million and $34 million for the six months ended June 30, 2003 and 2002, respectively. BNSF Railway made payments for personal injuries of $86 million during the first six months of 2003. At June 30, 2003 the Company had recorded liabilities of $309 million related to both asserted and unasserted personal injury claims. Of this amount, $145 million is included in current liabilities. BNSF Railway’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 420 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $16 million and $9 million for the three months ended June 30, 2003 and 2002, respectively, and $31 million and $19 million for the six months ended June 30, 2003 and 2002, respectively. BNSF Railway paid $32 million during the first six months of 2003 for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $195 million at June 30, 2003. Of this amount, $48 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2003, will be paid over the next five years and no individual site is considered to be material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

7. Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

Six Months Ended June 30,	2003	2002
Beginning balance at January 1,	$210	$274
Payments	(18)	(31)
Other	(1)	(5)

Ending balance at June 30,	$191	$238

Employee merger and separation liabilities of $191 million are included in the Consolidated Balance Sheets at June 30, 2003, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At June 30, 2003, $35 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $158 million at June 30, 2003. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2003 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $15 million at June 30, 2003, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first six months of 2003, the Company recorded a $1 million reversal for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at June 30, 2003, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $18 million at June 30, 2003. These costs will be paid over the next several years based on deferral elections made by the employees.

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $110 million and $129 million, during the first six months of 2003 and 2002, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany payable balance of $7 million at both June 30, 2003 and December 31, 2002, which are reflected in Accounts payable and other current liabilities in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At June 30, 2003 and December 31, 2002, BNSF Railway had $86 million and $67 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2003, BNSF Railway had additional borrowings of $19 million of variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest income, related parties in the Consolidated Statements of Income. The intercompany notes are due on demand.

At June 30, 2003 and December 31, 2002, BNSF Railway had $1,104 million and $1,256 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $152 million decrease in intercompany notes receivable is due to repayments of $346 million from BNSF offset by additional borrowings of $194 million during the first six months of 2003. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in Interest income, related parties in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value on the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives, to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was $4 million for each of the six months ended June 30, 2003 and 2002.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9. Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Ltd., a previously unconsolidated subsidiary, will be required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities on July 1, 2003. This consolidation will have a minimal impact to the Company’s financial statements due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement. The Partnership qualifies as a variable interest entity and the Company is the primary beneficiary.

BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of June 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

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

Report of Independent Accountants

To the Board of Directors and Shareholder of

The Burlington Northern and Santa Fe Railway Company:

We have reviewed the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of June 30, 2003, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in stockholder’s equity for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of June 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

August 5, 2003

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

BNSF Railway recorded net income for the first six months of 2003 of $494 million, compared with first six months of 2002 net income of $458 million. Operating income of $775 million for the first six months of 2003 was $35 million lower than the first six months of 2002.

The cumulative effect of an accounting change was the result of adopting Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. The $39 million, net of tax, represents the cumulative effect of adopting SFAS No. 143 for years prior to 2003. The Company anticipates that the adoption of SFAS No. 143 will have an insignificant impact on full year 2003 Income before cumulative effect of accounting change. See Note 1 to the Consolidated Financial Statements.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the six months ended June 30, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$1,756	$1,622	2,091	1,866	$840	$869
Industrial Products	1,042	1,026	697	705	1,495	1,455
Coal	989	996	991	1,011	998	985
Agricultural Products	675	673	392	381	1,722	1,766

Total Freight Revenues	4,462	4,317	4,171	3,963	$1,070	$1,089

Other Revenues	50	49

Total Operating Revenues	$4,512	$4,366

Freight revenues for the first six months of 2003 were $4.5 billion, up 3 percent compared with the same 2002 period. Freight revenues in the first six months of 2003 included increased fuel surcharges, including rate index increases, of $43 million compared with the prior year. Average revenue per car/unit decreased 2 percent in the first six months of 2003 to $1,070 from $1,089 in the first six months of 2002.

Consumer Products revenues of $1,756 million for the first six months of 2003 were $134 million, or 8 percent, greater than the first six months of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishables sectors. The reduction in revenue per unit of 3 percent is primarily related to the double-digit growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $16 million, or 2 percent, to $1,042 million for the first six months of 2003. The revenue increase is primarily due to increased traffic in the construction products sector and increased military, lumber and paper traffic in the building products sector, which were somewhat offset by lower plastics traffic. Rate increases along with some fuel surcharges contributed to a 3 percent increase in average revenue per car.

Coal revenues of $989 million for the first six months of 2003 decreased $7 million, or less than 1 percent, versus the same period a year ago. The decrease is a result of lower volumes from the first quarter draw-down of utility stockpiles and plant shutdowns offset by slightly stronger second quarter demand. The increase in average revenue per car of 1 percent is primarily related to index-driven rate increases.

Agricultural Products revenues of $675 million for the first six months of 2003 were $2 million higher than revenues for the first six months of 2002. This increase is primarily due to increased ethanol and animal feeds shipments offset by lower overall corn and wheat exports to the Pacific Northwest and Gulf of Mexico. The decrease in revenue per unit of 2 percent is primarily due to an overall decrease in average length of haul also caused by the reduced exports.

Expenses

Total operating expenses for the first six months of 2003 were $3,737 million, an increase of $181 million, or 5 percent, versus the same 2002 period primarily related to fuel expense, higher volumes handled and lower gains from property dispositions.

Fuel expenses of $537 million for the first six months of 2003 were $146 million, or 37 percent, higher than the first six months of 2002. The increase in fuel expense was primarily the result of a 22-cent ($130 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 27-cent increase ($158 million) in the average purchase price and a hedge benefit of 5-cents ($32 million). The hedge benefit for the same period in 2002 was less than 1-cent per gallon ($4 million). Consumption in the first six months of 2003 was 589 million gallons, an increase of 4 percent compared with the same 2002 period.

Compensation and benefits expenses of $1,415 million were $1 million, or less than 1 percent, lower than the first six months of 2002. Higher volumes and inflation were more than offset by lower headcount and incentive compensation accruals.

Purchased services of $604 million for the first six months of 2003 were $47 million, or 8 percent, higher than the first six months of 2002. This primarily reflects higher IT outsourcing costs as a result of the computing infrastructure outsourcing agreement entered into in 2002 and increased locomotive maintenance costs and logistics related services.

Depreciation and amortization expenses of $450 million for the first six months of 2003 were $11 million, or 2 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143 as well as new depreciation rates for locomotives partially offset by normal capital expenditure increases.

Equipment rents expenses for the first six months of 2003 of $349 million were $3 million, or 1 percent, lower than the first six months of 2002. The decrease is primarily due to increased utilization of BNSF Railway owned and leased equipment.

Materials and other expenses of $382 million for the first six months of 2003 were $3 million, or 1 percent, higher than the first six months of 2002 principally due to lower gains from property dispositions partially offset by decreased locomotive material costs.

Interest expense of $75 million for the first six months of 2003 was $4 million, or 5 percent, lower than the first six months of 2002. This decrease was primarily the result of lower average debt outstanding.

The effective tax rate for the first six months of 2003 was 35.7 percent compared to 37.9 percent for the prior year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that settled favorably in the second quarter of 2003.

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

Fuel Hedges

From July 1, 2003 through July 25, 2003, the Company entered into additional swap and costless collar agreements utilizing NYMEX #2 Heating Oil (HO) and West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the second quarter period.

	Quarter Ended
2003	September 30,	December 31,	Total
HO Collars
Gallons hedged (in millions)	—	9.45	9.45
Average cap price (per gallon)	—	$0.85	$0.85
Average floor price (per gallon)	—	$0.77	$0.77

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per gallon)	$0.83	—	—	—	$0.83
Average floor price (per gallon)	$0.75	—	—	—	$0.75

WTI Collars
Barrels hedged (in thousands)	—	150	225	150	525
Equivalent gallons hedged (in millions)	—	6.30	9.45	6.30	22.05
Average cap price (per barrel)	—	$28.60	$27.90	$27.30	$27.93
Average floor price (per barrel)	—	$24.20	$23.70	$22.90	$23.61

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	225	—	150	150	525
Equivalent gallons hedged (in millions)	9.45	—	6.30	6.30	22.05
Average swap price (per barrel)	$24.80	—	$24.25	$24.10	$24.44

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average swap price (per barrel)	$24.15	—	—	—	$24.15

Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Ltd. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Ltd., a previously unconsolidated subsidiary, will be required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities on July 1, 2003. This consolidation will have a minimal impact to the Company’s financial statements due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement. The Partnership qualifies as a variable interest entity and the Company is the primary beneficiary.

BNSF Railway has agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line, of which $50 million was outstanding as of June 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated:  August 6, 2003

S-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

E-1