Form 10-Q
period 2003-09-30
BURLINGTON NORTHERN & SANTA FE  RAILWAY CO
filed 2003-10-31
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 24, 2003
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$2,388	$2,304	$6,900	$6,670

Operating expenses:
Compensation and benefits	763	733	2,178	2,149
Purchased services	310	296	914	853
Depreciation and amortization	232	235	682	695
Equipment rents	180	182	529	534
Fuel	260	215	797	606
Materials and other	208	220	590	600

Total operating expenses	1,953	1,881	5,690	5,437

Operating income	435	423	1,210	1,233
Interest expense	36	37	111	116
Interest income, related parties	(5)	(5)	(18)	(14)
Other (income) expense, net	(5)	4	—	6

Income before income taxes and cumulative effect of accounting change	409	387	1,117	1,125
Income tax expense	156	142	409	422

Income before cumulative effect of accounting change	$253	$245	$708	$703
Cumulative effect of accounting change, net of income tax	—	—	39	—

Net income	$253	$245	$747	$703

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30	$28
Accounts receivable, net	158	138
Materials and supplies	217	226
Current portion of deferred income taxes	302	302
Other current assets	131	73

Total current assets	838	767
Property and equipment, net	24,774	23,968
Other assets	902	849
Intercompany notes receivable, net	1,192	1,189

Total assets	$27,706	$26,773

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,855	$1,875
Long-term debt due within one year	143	173

Total current liabilities	1,998	2,048
Long-term debt and commercial paper	1,996	2,083
Deferred income taxes	7,375	6,966
Casualty and environmental liabilities	296	352
Minimum pension liability	368	368
Employee merger and separation costs	151	170
Other liabilities	1,172	1,198

Total liabilities	13,356	13,185

Commitments and contingencies (see Notes 2, 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	8,257	7,510
Accumulated other comprehensive loss	(193)	(208)

Total stockholder’s equity	14,350	13,588

Total liabilities and stockholder’s equity	$27,706	$26,773

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2003	2002
OPERATING ACTIVITIES
Net income	$747	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	682	695
Deferred income taxes	375	360
Employee merger and separation costs paid	(37)	(48)
Cumulative effect of accounting change, net of tax	(39)	—
Other, net	(140)	(136)
Changes in current assets and liabilities:
Accounts receivable, net	(20)	19
Materials and supplies	9	1
Other current assets	(28)	(72)
Accounts payable and other current liabilities	(6)	15

Net cash provided by operating activities	1,543	1,537

INVESTING ACTIVITIES
Capital expenditures	(1,312)	(1,016)
Other, net	(83)	(129)

Net cash used for investing activities	(1,395)	(1,145)

FINANCING ACTIVITIES
Payments on long-term debt, net	(144)	(268)
Net increase in intercompany notes receivables	(3)	(71)
Other, net	1	1

Net cash used for financing activities	(146)	(338)

Increase in cash and cash equivalents	2	54
Cash and cash equivalents:
Beginning of period	28	78

End of period	$30	$132

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$100	$115
Income taxes paid, net	$132	$165

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 have been included.

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

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to Net income of $39 million, net of tax, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The net effect of adoption of SFAS No. 143 on the nine month period ended September 30, 2003 is an increase to Income before cumulative effect of accounting change of $6 million, net of tax. The Company’s liability for legally obligated asset retirement costs is $4 million at September 30, 2003.

The following table presents the pro forma net income if SFAS No. 143 would have been applied retroactively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Net income as reported	$253	$245	$747	$703
Pro forma net income	$253	$242	$708	$693

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14 and 11 percent of total operating expenses during the nine months ended September 30, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first nine months of 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. As of September 30, 2003, BNSF Railway entered into costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the third quarter of 2003, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 233 million gallons of fuel at an average price of approximately $0.74 per gallon, and costless collar agreements utilizing HO to hedge the equivalent of approximately 47 million gallons of fuel with an average cap price of $0.83 per gallon and an average floor price of $0.75 per gallon. In addition, the Company converted approximately 413 million gallons of West Texas Intermediate crude oil (WTI) collars and 50 million gallons of HO collars into HO swaps. These HO swaps have an average price of $0.70 per gallon. The following tables provide fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at September 30, 2003.

	Quarter Ended
2003	December 31,
HO Collars
Gallons hedged (in millions)	91.35
Average cap price (per gallon)	$0.80
Average floor price (per gallon)	$0.72
Fair value (in millions)	$2

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	226.80	179.55	151.20	138.60	696.15
Average swap price (per gallon)	$0.75	$0.69	$0.69	$0.70	$0.71
Fair value (in millions)	$6	$4	$3	$4	$17

HO Collars
Gallons hedged (in millions)	25.20	—	—	—	25.20
Average cap price (per gallon)	$0.83	$—	$—	$—	$0.83
Average floor price (per gallon)	$0.75	$—	$—	$—	$0.75
Fair value (in millions)	$—	$—	$—	$—	$—

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In addition, BNSF Railway had entered into fuel swap and costless collar agreements utilizing WTI. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon.

During the third quarter of 2003, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 66 million gallons of fuel at an average price of approximately $24.52 per barrel. Also, during the third quarter of 2003, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 198 million gallons of fuel with an average cap price of $27.65 per barrel and an average floor price of $23.14 per barrel. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at September 30, 2003.

	Quarter Ended
2003	December 31,
WTI Swaps
Barrels hedged (in thousands)	600
Equivalent gallons hedged (in millions)	25.20
Average swap price (per barrel)	$20.67
Fair value (in millions)	$5

WTI Collars
Barrels hedged (in thousands)	1,650
Equivalent gallons hedged (in millions)	69.30
Average cap price (per barrel)	$25.92
Average floor price (per barrel)	$21.52
Fair value (in millions)	$5

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$4	$3	$3	$3	$13

WTI Collars
Barrels hedged (in thousands)	—	300	300	375	975
Equivalent gallons hedged (in millions)	—	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$—	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$—	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$—	$—	$—	$—	$—

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	375	825	975	2,775
Equivalent gallons hedged (in millions)	25.20	15.75	34.65	40.95	116.55
Average swap price (per barrel)	$24.26	$23.82	$24.17	$24.15	$24.14
Fair value (in millions)	$1	$—	$1	$1	$3

WTI Collars
Barrels hedged (in thousands)	3,225	3,000	2,025	1,275	9,525
Equivalent gallons hedged (in millions)	135.45	126.00	85.05	53.55	400.05
Average cap price (per barrel)	$26.13	$25.98	$25.79	$25.61	$25.94
Average floor price (per barrel)	$21.53	$21.39	$21.19	$21.05	$21.35
Fair value (in millions)	$3	$3	$2	$2	$10

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	975	300	—	—	1,275
Equivalent gallons hedged (in millions)	40.95	12.60	—	—	53.55
Average swap price (per barrel)	$23.97	$24.55	$—	$—	$24.11
Fair value (in millions)	$1	$—	$—	$—	$1

WTI Collars
Barrels hedged (in thousands)	600	525	—	—	1,125
Equivalent gallons hedged (in millions)	25.20	22.05	—	—	47.25
Average cap price (per barrel)	$27.00	$27.26	$—	$—	$27.12
Average floor price (per barrel)	$22.38	$22.64	$—	$—	$22.50
Fair value (in millions)	$—	$—	$—	$—	$—

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

In addition, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of 95 million gallons of fuel with an average swap price of $4.16 per barrel. HO-WTI is the difference in price between HO and WTI, therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding at September 30, 2003.

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$4.55	$3.17	$3.81	$4.90	$4.16
Fair value (in millions)	$—	$—	$—	$—	$—

As of September 30, 2003, BNSF Railway’s total fuel-hedging program covered approximately 60 percent, 69 percent, 41 percent and 8 percent of estimated fuel purchases for the remainder of 2003, 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Hedge benefit	$14	$17	$44	$23
Tax effect	6	6	17	9

Hedge benefit, net of tax	$8	$11	$27	$14

During the third quarters and first nine months of 2003 and 2002, the ineffective portion of unexpired hedges was de minimis.

The amounts recorded in AOCI in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	September 30, 2003	December 31, 2002
Fuel hedging asset	$56	$31
Tax effect	21	12

Amount included in AOCI, net of tax	$35	$19

Settled fuel hedging contracts receivable	$14	$29

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

See Other Matters within Management’s Narrative Analysis of Results of Operations for information about fuel hedges entered into after September 30, 2003.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy.

As of September 30, 2003, BNSF Railway had one swap on a notional amount of $100 million ($100 million at December 31, 2002) in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The average floating rate to be paid by BNSF Railway as of September 30, 2003 was 5.39 percent and the average fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004.

The amounts recorded in the Consolidated Statements of Income for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Hedge benefit	$1	$1	$2	$2
Tax effect	—	—	1	1

Hedge benefit, net of tax	$1	$1	$1	$1

The amounts recorded in Other assets with a corresponding increase to debt on the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	September 30, 2003	December 31, 2002
Short-term interest rate hedging asset	$1	$1
Long-term interest rate hedging asset	$3	$4

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market value for the transaction provided by the counterparty to this agreement.

3. Comprehensive Income

Total comprehensive income was comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$253	$245	$747	$703
Other comprehensive income, net of tax	1	2	15	28

Total comprehensive income	$254	$247	$762	$731

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at September 30, 2003, and $594 million, net of $8 million of excess cash held in the trust, at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $827 million and $771 million of receivables transferred by SFRC to the master trust at September 30, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $202 million and $177 million at September 30, 2003 and December 31, 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at September 30, 2003 and December 31, 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in Other expense, net and were $7 million and $10 million for the nine months ended September 30, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.1 percent and 2.0 percent in the nine months ended September 30, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At both September 30, 2003 and December 31, 2002, $77 million of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2003 and December 31, 2002, $88 million and $82 million, respectively, of such allowances had been recorded.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2003, BNSF Railway was in compliance with these provisions.

5. Debt

Mortgage Bonds

Nine Months Ended September 30, 2003

In January 2003, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

Nine Months Ended September 30, 2003

In September 2003, BNSF gave notice to exercise an option to call $150 million of 7.5 percent bonds due July 2023. The bonds were called in October 2003 at a price of 103.02 percent of par and intercompany borrowings were used to fund the call.

Guarantees

Debt guaranteed by the Company as of September 30, 2003 is as follows (dollar amounts in millions):

		Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$111	$111	15
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$24	$—	20
Westside Intermodal Transportation Corporation	0.0%	$45	$77	$—	20
San Jacinto Partnership	49.0%	$—	$—	$—	—
All other	0.0%	$12	$15	$6	Various

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly-owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF Railway or the exercise of the call rights by the general partners of SFPP, L.P.

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $68 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

The Unified Government of Wyandotte County/Kansas City, Kansas and Westside Intermodal Transportation Corporation

Proceeds of guaranteed debt are being used to finance construction of a bridge that will connect BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge will be operated by KCTRC.

San Jacinto Partnership

BNSF Railway and BNSF have agreed to guarantee approximately $85 million of debt. BNSF has guaranteed $50 million of debt issued as of September 30, 2003. The proceeds from the debt are being used to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, the San Jacinto Partnership used $22 million of the proceeds to repay all of the interim construction advances previously made by BNSF Railway. As discussed in Note 9 to the Consolidated Financial Statements, the San Jacinto Partnership will likely be consolidated on December 31, 2003.

All other

BNSF Railway guarantees $12 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $12 million of guarantees. These guarantees expire between 2008 and 2014.

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

Indemnities

In the ordinary course of business, BNSF Railway enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and/or agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether the events which would trigger the indemnification obligations will ever occur and, if they did, the extent of the liability which would thereby result, the exposure for future indemnification payments cannot be estimated with any amount of certainty.

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

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2003, BNSF Railway had paid premiums of $140 million to BNSF IC for such coverage of which $105 million had been amortized to expense during the first nine months of 2003.

The Company recognized additional personal injury expenses of $39 million and $57 million for the nine months ended September 30, 2003 and 2002, respectively. BNSF Railway made payments for personal injuries of $125 million during the first nine months of 2003. At September 30, 2003, the Company had recorded liabilities of $287 million related to both asserted and unasserted personal injury claims. Of this amount, $137 million is included in current liabilities. BNSF Railway’s liabilities for both asserted and unasserted personal injury claims are undiscounted.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 430 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $11 million and $10 million for the three months ended September 30, 2003 and 2002, respectively, and $42 million and $29 million for the nine months ended September 30, 2003 and 2002, respectively. BNSF Railway paid $41 and $37 million during the first nine months of 2003 and 2002, respectively for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $197 million at September 30, 2003. Of this amount, $51 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2003, will be paid over the next five years and no individual site is considered to be material.

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

Other Claims and Litigation

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway’s management that none of these items, when finally resolved, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway. However, an adverse resolution of a number of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2003	2002
Beginning balance at January 1,	$210	$274
Accruals	15	—
Payments	(37)	(48)
Other	(1)	(5)

Ending balance at September 30,	$187	$221

Employee merger and separation liabilities of $187 million are included in the Consolidated Balance Sheets at September 30, 2003, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in Materials and other in the Consolidated Income Statements. At September 30, 2003, $36 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $146 million at September 30, 2003. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The Company updated its estimates in the third quarter of 2003 and accrued $3 million of additional expenses related to deferred benefits. The remaining costs will be paid between 2003 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $24 million at September 30, 2003. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program resulted in accrued severance costs of approximately $12 million and will affect approximately 150 employees. Reductions related to the July 2003 separation program began in the third quarter with the remaining reductions expected in the fourth quarter of 2003. This liability also includes remaining costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

During the first nine months of 2003, the Company recorded a $1 million reversal for certain liabilities associated with the 1995 consolidation plan. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at September 30, 2003, represents benefits to be paid to employees affected by the clerical consolidation and the separation program for employees being paid up to ten years or in some cases through retirement versus receiving a lump-sum payment.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $17 million at September 30, 2003. These costs will be paid over the next several years based on deferral elections made by the employees.

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $132 million and $165 million, during the first nine months of 2003 and 2002, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $5 million at September 30, 2003 and a net intercompany payable balance of $7 million at December 31, 2002, which are reflected in Accounts receivable, net and Accounts payable and other current liabilities, respectively, in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At September 30, 2003 and December 31, 2002, BNSF Railway had $99 million and $67 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first nine months of 2003, BNSF Railway had additional borrowings of $32 million of variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest income, related parties in the Consolidated Statements of Income. The intercompany notes are due on demand.

At September 30, 2003 and December 31, 2002, BNSF Railway had $1,291 million and $1,256 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $35 million increase in intercompany notes receivable is due to additional borrowings of $440 million by BNSF offset by repayments of $405 million during the first nine months of 2003. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in Interest income, related parties in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value on the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives, to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was $8 million and $7 million for each of the nine months ended September 30, 2003 and 2002, respectively.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9. Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Limited. The purpose of the Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. San Jacinto Rail Limited, an unconsolidated subsidiary, will likely be required to be consolidated by the Company pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, on December 31, 2003. If consolidation is required, it will have a minimal impact to the Company’s financial statements primarily due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement.

BNSF Railway and BNSF have agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line. BNSF has guaranteed $50 million of this debt issued as of September 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF’s guarantee of the Partnership’s debt.

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

Report of Independent Accountants

To the Board of Directors and Shareholder of

The Burlington Northern and Santa Fe Railway Company:

We have reviewed the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of September 30, 2003, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in stockholder’s equity for the year then ended (not presented herein), and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of September 30, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

October 31, 2003

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

BNSF Railway recorded net income for the first nine months of 2003 of $747 million, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax, compared with the first nine months of 2002 net income of $703 million. Operating income of $1,210 million for the first nine months of 2003 was $23 million lower than the first nine months of 2002.

The $39 million, net of tax, represents the cumulative effect of adopting SFAS No. 143 for years prior to 2003. See Note 1 to the Consolidated Financial Statements.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the nine months ended September 30, 2003 and 2002:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$2,683	$2,501	3,203	2,903	$838	$861
Industrial Products	1,596	1,550	1,072	1,075	1,489	1,442
Coal	1,500	1,531	1,510	1,551	993	987
Agricultural Products	1,046	1,015	599	576	1,746	1,762

Total Freight Revenues	6,825	6,597	6,384	6,105	$1,069	$1,081

Other Revenues	75	73

Total Operating Revenues	$6,900	$6,670

Freight revenues for the first nine months of 2003 were $6.8 billion, up 3 percent compared with the same 2002 period. Freight revenues in the first nine months of 2003 included increased fuel surcharges of $64 million compared with the prior year. Average revenue per car/unit decreased 1 percent in the first nine months of 2003 to $1,069 from $1,081 in the first nine months of 2002.

Consumer Products revenues of $2,683 million for the first nine months of 2003 were $182 million, or 7 percent, greater than the first nine months of 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishable sectors. The reduction in average revenue per unit of 3 percent is primarily related to the strong growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $46 million, or 3 percent, to $1,596 million for the first nine months of 2003. The revenue increase is primarily due to increased business in steel, clay and minerals in the construction products sector and increased military, lumber and paper traffic in the building products sector, which were somewhat offset by lower plastics traffic. Rate increases along with some fuel surcharges contributed to a 3 percent increase in average revenue per car.

Coal revenues of $1,500 million for the first nine months of 2003 decreased $31 million, or 2 percent, versus the same period a year ago. The decrease is primarily a result of lower volumes from the first quarter draw-down of utility stockpiles, weaker demand due to milder summer weather and weather related mine production problems that impacted loadings. The increase in average revenue per car of 1 percent is primarily related to index-driven rate increases.

Agricultural Products revenues of $1,046 million for the first nine months of 2003 were $31 million, or 3 percent, higher than revenues for the first nine months of 2002. This increase is primarily due to increased ethanol shipments from plants in the Midwest to California and increased shipments of DDGs, a by-product of ethanol processing. The decrease in revenue per unit of 1 percent is primarily due to an overall decrease in average length of haul caused by the reduced exports in the first half of the year.

Expenses

Total operating expenses for the first nine months of 2003 were $5,690 million, an increase of $253 million, or 5 percent, versus the same 2002 period primarily related to fuel expense and higher volumes handled.

Fuel expenses of $797 million for the first nine months of 2003 were $191 million, or 32 percent, higher than the first nine months of 2002. The increase in fuel expense was primarily the result of a 19-cent ($167 million) increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel includes a 21-cent increase ($188 million) in the average purchase price and a hedge benefit of 5-cents ($44 million). The hedge benefit for the same period in 2002 was 3-cents per gallon ($23 million). Consumption in the first nine months of 2003 was 890 million gallons, an increase of 4 percent compared with the same 2002 period.

Compensation and benefits expenses of $2,178 million for the first nine months of 2003 were $29 million, or 1 percent higher, than the same period in 2002. This increase primarily reflects higher volumes as well as wage inflation and higher health and welfare costs, partially offset by lower head counts.

Purchased services of $914 million for the first nine months of 2003 were $61 million, or 7 percent, higher than the first nine months of 2002. This increase is primarily due to volume-related intermodal ramp and drayage costs and increased locomotive maintenance costs as well as higher information technology outsourcing costs as a result of the computing infrastructure outsourcing agreement entered into in 2002.

Depreciation and amortization expenses of $682 million for the first nine months of 2003 were $13 million, or 2 percent, lower than the same period in 2002, primarily due to the implementation of SFAS No. 143 as well as new depreciation rates for locomotives partially offset by normal capital expenditure increases.

Equipment rents expenses for the nine months ended September 30, 2003 of $529 million were $5 million, or 1 percent, lower than 2002 primarily due to decreases in intermodal and carload equipment rents expenses related to changes in business mix resulting in higher use of private trailers and containers, as well as favorable lease renegotiations and short term lease rate incentives partially offset by volume growth.

Materials and other expenses of $590 million for the first nine months of 2003 were $10 million, or 2 percent, lower than the same period in 2002 primarily due to decreased locomotive material costs, lower casualty and bad debt expense partially offset by higher employee severance costs and lower gains from property dispositions.

Interest expense of $111 million for the first nine months of 2003 was $5 million, or 4 percent, lower than the first nine months of 2002. This decrease was primarily the result of lower average debt outstanding and lower average interest rates.

Other expense was less than $1 million for the first nine months of 2003 compared to other expense of $6 million in the prior year period. This decrease is primarily related to a company owned life insurance settlement that occurred in the third quarter of 2003.

The effective tax rate for the first nine months of 2003 was 36.6 percent compared to 37.5 percent for the prior year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in the second quarter of 2003.

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

Fuel Hedges

From October 1, 2003 through October 24, 2003, the Company terminated 25 million gallons of NYMEX #2 heating oil (HO) collar agreements for the first quarter of 2004 for a gain of less than $1 million. The company also entered into additional swap and costless collar agreements utilizing West Texas Intermediate (WTI) crude oil. The supporting tables below provide fuel hedge data for hedges entered into subsequent to the end of the third quarter period and are based upon the quarter being hedged.

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	—	—	150	—	150
Equivalent gallons hedged (in millions)	—	—	6.30	—	6.30
Average swap price (per barrel)	—	—	$25.55	—	$25.55

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	150	150	—	—	300
Equivalent gallons hedged (in millions)	6.30	6.30	—	—	12.60
Average swap price (per barrel)	$25.50	$25.50	—	—	$25.50

Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Limited. The purpose of the Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. San Jacinto Rail Limited, an unconsolidated subsidiary, will likely be required to be consolidated by the Company pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, on December 31, 2003. If consolidation is required, it will have a minimal impact to the Company’s financial statements primarily due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement.

BNSF Railway and BNSF have agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line. BNSF has guaranteed $50 million of this debt issued as of September 30, 2003. See Note 5 to the Consolidated Financial Statements for information about BNSF’s guarantee of the Partnership’s debt.

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

Dated: October 31, 2003

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