Form 10-K
period 2003-12-31
BURLINGTON NORTHERN & SANTA FE  RAILWAY CO
filed 2004-02-13
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

The securities listed below are registered on the New York Stock Exchange.

Title of each class
Burlington Northern, Inc.	Northern Pacific Railway Company
(Now The Burlington Northern and Santa Fe Railway Company)	General Lien Railway and Land Grant 3% Bonds, due 2047
Consolidated Mortgage Bonds
9.25%, Series H, due 2006
6.55%, Series K, due 2020	St. Louis-San Francisco Railway Company Income
3.80%, Series L, due 2020	Debentures, 5%, Series A, due 2006
3.20%, Series M, due 2045
8.15%, Series N, due 2020
6.55%, Series O, due 2020
8.15%, Series P, due 2020

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 2, 2004.

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

i

PART I

ITEMS 1 and 2.	Business and Properties

The Burlington Northern and Santa Fe Railway Company (BNSF Railway or Company), formerly known as the Burlington Northern Railroad Company (BNRR) was incorporated in the State of Delaware on January 13, 1961, and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the stockholders of Burlington Northern, Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies. To effect the combination, BNSF was formed to act as the parent holding company of BNI and SFP. BNI and SFP each owned a large, Class I railroad: the BNRR and The Atchison, Topeka and Santa Fe Railway Company (ATSF), respectively.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway’s parent, SFP, merged with and into BNSF Railway.

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2003, BNSF Railway had approximately 36,500 employees.

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

Track Configuration

As of December 31, 2003, BNSF Railway operates over a railroad system consisting of approximately 32,500 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 24,500 miles of which are owned route miles, including easements, through 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad’s tracks. BNSF Railway operates over other trackage through lease or other contractual arrangements.

As of December 31, 2003, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 8,500 route miles operated under trackage rights. At December 31, 2003, approximately 26,500 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,500 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock as of the dates shown below:

	At December 31,
	2003	2002	2001
Locomotives	5,377	5,226	5,357
Freight Cars:
Covered Hopper	36,255	37,609	38,007
Gondola	15,327	14,942	15,075
Box-specially equipped	10,021	9,612	9,641
Open Hopper	10,866	10,848	11,094
Flat	7,854	7,946	7,844
Refrigerator	5,427	5,588	5,554
Autorack	827	843	877
Tank	639	501	506
Box-general purpose	31	559	581
Other	302	319	343

Total Freight Cars	87,549	88,767	89,522

Domestic Containers	10,627	8,197	8,259
Domestic Chassis	9,864	8,180	8,205
Company Service Cars	4,028	4,035	4,132
Trailers	2,152	2,163	2,200
Commuter Passenger Cars	163	160	160

The average age from date of manufacture of the locomotive fleet at December 31, 2003, was 15 years; the average age from date of manufacture or remanufacture of the freight car fleet at December 31, 2003, was 16 years. These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

A breakdown of cash capital expenditures during 2003, 2002 and 2001 is set forth in the following table:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Maintenance of way:
Rail	$202	$193	$233
Ties	227	222	254
Surfacing	160	161	146
Other	337	325	335

Total maintenance of way	$926	$901	$968
Mechanical	133	168	183
Information services	63	79	69
Other	115	107	113

Total maintenance of business	$1,237	$1,255	$1,333
New locomotive acquisitions	270	—	—
Terminal and line expansion and other	218	103	126

Total	$1,725	$1,358	$1,459

The table above does not include expenditures for equipment financed through operating leases (principally locomotive and rolling stock). BNSF Railway’s planned 2004 cash capital expenditures approximate $1.9 billion. Approximately $1.2 billion of the total planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway’s track, signals, bridges and tunnels. The Company plans to spend approximately $0.5 billion on the purchase and maintenance of locomotives. The remaining $0.2 billion is planned to be spent on terminal and line expansions, as well as other projects.

As of December 31, 2003, General Electric Company, Alstom Transportation Inc., OmniTRAX Locomotive Services, LLC and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 3,200 locomotives.

The extent of the BNSF Railway’s track maintenance program is depicted in the following table:

	Year Ended December 31,
	2003	2002	2001
Track miles of rail laid (a)	749	685	891
Cross ties inserted (thousands) (a)	2,353	2,248	2,704
Track resurfaced (miles)	12,399	12,499	11,011

(a)	Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

BNSF Railway’s planned 2004 track maintenance of way program will result in the installation of approximately 570 track miles of rail, the replacement of about 2.4 million ties, and the resurfacing of approximately 12,000 miles of track.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 36 major intermodal hubs located across the system and one intermodal hub center off-line used in connection with haulage agreements with other railroads. BNSF Railway’s largest intermodal facilities in terms of 2003 volume were:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,217,000
Corwith Yard (Chicago, Illinois)	697,000
Willow Springs (Illinois)	658,000
San Bernardino (California)	497,000
Alliance (Fort Worth, Texas)	476,000
Cicero (Illinois)	454,000
Argentine (Kansas City, Kansas)	273,000

BNSF Railway owns 25 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,814
Galesburg (Illinois)	1,590
Barstow (California)	1,323
Pasco (Washington)	1,210
Memphis (Tennessee)	938

As of December 31, 2003, certain BNSF Railway properties and other assets are subject to liens securing $391 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity

Productivity, as measured by thousand gross ton miles per employee, has risen steadily in the last three years as shown in the table below.

	Year Ended December 31,
	2003	2002	2001
Thousand gross ton miles divided by average number of employees	24,906	23,374	22,862

Business Mix

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Accordingly, its financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. The map below illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with the Company’s more than 200 shortline partners. BNSF Railway has also entered into marketing agreements with Canadian National Railway Company and Kansas City Southern Railway Company expanding the marketing reach for the organizations.

Consumer Products: The Consumer Products’ freight business provided approximately 39 percent of freight revenues in 2003.

Industrial Products: Industrial Products’ freight business provided approximately 23 percent of BNSF Railway’s freight revenues in 2003.

Coal: In 2003, the transportation of coal contributed about 22 percent of freight revenues.

Agricultural Products: The transportation of Agricultural Products provided approximately 16 percent of 2003 total freight revenues.

Freight Statistics: The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenue ton miles (millions)	508,200	490,234	501,829
Freight revenue per thousand revenue ton miles	$18.26	$18.10	$18.11
Average length of haul (miles)	1,014	992	992

Revenue, cars/units and average revenue per car/unit information for the two years ended December 31, 2003, is incorporated by reference from a table in Item 7, Management’s Narrative Analysis of Results of Operations, under the headings “Results of Operations; Revenue Table.”

Government Regulation and Legislation

Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of DOT, the Occupational Safety and Health Administration (OSHA), as well as state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the costs and profitability of BNSF Railway’s business.

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

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. Further discussion is incorporated by reference from Note 10 to the Consolidated Financial Statements.

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

Based on weekly reporting to the Association of American Railroads, in 2003, BNSF Railway’s share of the western United States rail traffic was approximately 45 percent.

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

In 2002, BNSF Railway was sued by the North Dakota Department of Health (DOH), and a number of private intervenors, including the City of Mandan, regarding the scope of BNSF’s obligation to remediate all or part of a diesel plume or plumes in Mandan, North Dakota. Proceedings were brought in state court, North Dakota Department of Health, et al. v. The Burlington Northern and Santa Fe Railway Company; District Court, State of North Dakota, County of Morton, South Central Judicial District Civil No. 02-C-1174, and in an administrative proceeding (Case No. 84-400 WPC). In both proceedings, DOH is seeking injunctive relief and compensatory damages as well as unspecified penalties that could exceed $100,000 due to alleged, historic spills of fuel. The intervenors are seeking injunctive relief and personal injury and property damages. In August 2002, the administrative law judge recommended granting the plaintiffs’ Motion for Partial Summary Judgment but that penalties were inappropriate against BNSF Railway. The subsequent administrative order issued on February 5, 2003, granted Partial Summary Judgment on liability and denied BNSF’s Motion to Stay the Administrative Proceeding but did not include the administrative law judge’s recommendation regarding penalties. BNSF appealed the order in May 2003. On October 21, 2003, the state court reversed the order and the administrative proceeding was stayed pending outcome of the state court lawsuit.

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway’s management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Management’s narrative analysis relates to the results of operations of The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of BNSF. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Revenue Table

The following table presents BNSF Railway’s revenue information by commodity for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	Revenues		Cars/Units		Average Revenue Per Car/Unit
	2003	2002	2003	2002	2003	2002
	(in millions)		(in thousands)
Consumer Products	$3,650	$3,345	4,336	3,880	$842	$862
Industrial Products	2,138	2,041	1,428	1,415	1,497	1,442
Coal	2,025	2,071	2,048	2,097	989	988
Agricultural Products	1,465	1,408	834	794	1,757	1,773

Total Freight Revenues	9,278	8,865	8,646	8,186	$1,073	$1,083

Other Revenues	102	98

Total Operating Revenues	$9,380	$8,963

Expense Table

The following table presents BNSF Railway’s expense information for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
	(in millions)
Compensation and benefits	$2,960	$2,893
Purchased services	1,232	1,139
Depreciation and amortization	909	930
Equipment rents	705	698
Fuel	1,073	833
Materials and other	811	794

Total operating expenses	$7,690	$7,287

Interest expense	$144	$153

Other expense, net	$13	$12

Income tax expense	$574	$570

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

BNSF Railway recorded net income for 2003 of $1,023 million, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax, compared with net income for 2002 of $961 million. Operating income of $1,690 million in 2003 was $14 million higher than 2002.

Revenues

Freight revenues of $9,278 million were $413 million, or 5 percent, higher than 2002. Freight revenues in 2003 included fuel surcharges of $110 million, compared with $26 million in the prior year. Average revenue per car/unit decreased 1 percent in 2003 to $1,073 from $1,083 in 2002.

Consumer Products revenues of $3,650 million for 2003 were $305 million, or 9 percent, greater than 2002. The increase in Consumer Products revenue is primarily due to increased volumes in the international, truckload and perishable sectors. The reduction in average revenue per unit of 2 percent is primarily related to the strong growth in the international sector, which has lower average revenue per unit.

Industrial Products revenues increased $97 million, or 5 percent, to $2,138 million for 2003. The revenue increase is primarily due to increased business in steel, taconite, clay and minerals in the construction products sector and increased military, lumber, plywood, particle board and paper traffic in the building products sector, which were somewhat offset by lower plastics traffic. Rate increases along with some fuel surcharges contributed to a 4 percent increase in average revenue per car.

Coal revenues of $2,025 million for 2003 decreased $46 million, or 2 percent, versus a year ago. The decrease is primarily a result of lower volumes from the first quarter draw-down of utility stockpiles, weaker demand due to milder weather, utility plant shutdowns and the conversion of a utility plant from coal to natural gas. The average revenue per car grew slightly.

Agricultural Products revenues of $1,465 million for 2003 were $57 million, or 4 percent, higher than revenues for 2002. This increase is primarily due to more ethanol shipments from plants in the Midwest to California and higher shipments of ethanol by-products. Increased export shipments of soybeans also contributed to growth. The average revenue per car was down slightly due to a change in traffic mix partially offset by increased fuel surcharges.

Expenses

Total operating expenses for 2003 were $7,690 million, an increase of $403 million, or 6 percent, over 2002 primarily due to higher fuel expense and greater volumes handled.

Fuel expenses of $1,073 million for 2003 were $240 million, or 29 percent, higher than 2002. The increase in fuel expense was primarily the result of a 16-cent, or $194 million, increase in the average all-in cost per gallon of diesel fuel. The increase in the average all-in cost per gallon of diesel fuel is comprised of a 17-cent, or $212 million, increase in the average purchase price which is partially offset by an increase in the hedge benefit of 1-cent, or $18 million (2003 benefit of $68 million less 2002 benefit of $50 million). Consumption in 2003 was 1,213 million gallons compared with 1,149 million gallons in 2002.

Compensation and benefits expenses of $2,960 million were $67 million, or 2 percent, higher than 2002 primarily due to higher volumes and the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, as described in Note 2 to the Consolidated Financial Statements, as well as wage inflation, higher pension costs and new hire crew training, partially offset by lower head counts and the favorable impact of railroad retirement reform.

Purchased services expenses of $1,232 million for 2003 were $93 million, or 8 percent, higher than 2002 primarily due to volume-related intermodal ramp and drayage costs and increased locomotive maintenance costs associated with maintaining more locomotives as well as higher service contracts expense related to an agreement to outsource the management of a large portion of BNSF’s information technology infrastructure entered into during the third quarter of 2002 and the implementation of SFAS No. 143.

Depreciation and amortization expenses of $909 million for 2003 were $21 million, or 2 percent, lower than 2002 primarily due to the implementation of SFAS No. 143 as well as new lower depreciation rates for locomotives partially offset by normal increases for capital expenditures. Additionally, at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company (ATSF), the Company recorded a decrease in the fair market value of former ATSF locomotives. The decrease was amortized over the remaining useful life of the locomotives and resulted in an annual decrease to depreciation expense. The amortization period expired at the end of 2003; accordingly, this will cause 2004 and future years’ depreciation expense to increase by approximately $40 million. In addition, 2004 depreciation expense will increase from capital expenditure activity.

Equipment rents expenses for 2003 of $705 million were $7 million, or 1 percent, higher than 2002 primarily due to volume growth partially offset by decreases in intermodal and carload equipment rent expenses. Decreases in intermodal and carload equipment rent expenses are a result of greater use of private trailers and containers, as well as favorable lease renegotiations and short term lease rate incentives.

Materials and other expenses of $811 million for 2003 were $17 million, or 2 percent, higher than 2002 principally due to the implementation of SFAS No. 143, employee severance costs and lower gains from property sales substantially offset by decreased material costs and bad debt expense.

Interest expense of $144 million for 2003 was $9 million, or 6 percent, lower than 2002. This decrease was primarily the result of lower average interest rates and lower average debt outstanding.

Other expense of $13 million for 2003 was $1 million higher than in 2002.

The effective tax rate in 2003 was 36.8 percent compared with 37.2 percent for the prior-year period. The decrease in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in the second quarter of 2003.

Other Matters

Accounting Pronouncements

See Note 14 to the Consolidated Financial Statements for information about recent accounting pronouncements.

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

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The information presented in Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument programs which have a material market risk.

Commodity Price Sensitivity

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2003, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

At December 31, 2003, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure.

Interest Rate Sensitivity

From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. These interest rate hedges are accounted for either as cash flow or fair value hedges. BNSF Railway’s measurement of fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. Further information on interest rate hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF Railway and subsidiary companies, together with the report of independent auditors, are included as part of this filing.

The following documents are filed as a part of this report:

REPORT OF INDEPENDENT AUDITORS

To the Stockholder and Board

of Directors of The Burlington

Northern and Santa Fe Railway Company and Subsidiaries

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Burlington Northern and Santa Fe Railway Company and subsidiary companies at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement costs that are not legal obligations.

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas February 11, 2004

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

	Year Ended December 31,
	2003	2002	2001
Revenues	$9,380	$8,963	$9,201

Operating expenses:
Compensation and benefits	2,960	2,893	2,861
Purchased services	1,232	1,139	1,090
Depreciation and amortization	909	930	908
Equipment rents	705	698	736
Fuel	1,073	833	973
Materials and other	811	794	864

Total operating expenses	7,690	7,287	7,432

Operating income	1,690	1,676	1,769
Interest expense	144	153	170
Interest income, related parties	(25)	(20)	(21)
Other expense, net	13	12	70

Income before income taxes and cumulative effect of accounting change	1,558	1,531	1,550
Income tax expense	574	570	598

Income before cumulative effect of accounting change	$984	$961	$952
Cumulative effect of accounting change, net of tax	39	—	—

Net income	$1,023	$961	$952

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$18	$28
Accounts receivable, net	121	138
Materials and supplies	266	226
Current portion of deferred income taxes	280	302
Other current assets	145	73

Total current assets	830	767
Property and equipment, net	25,016	23,968
Other assets	920	849
Intercompany notes receivable, net	1,455	1,189

Total assets	$28,221	$26,773

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,024	$1,875
Long-term debt due within one year	244	173

Total current liabilities	2,268	2,048
Long-term debt	1,736	2,083
Deferred income taxes	7,474	6,966
Casualty and environmental liabilities	305	352
Minimum pension liability	359	368
Employee merger and separation costs	144	170
Other liabilities	1,250	1,198

Total liabilities	13,536	13,185

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	8,533	7,510
Accumulated other comprehensive loss	(134)	(208)

Total stockholder’s equity	14,685	13,588

Total liabilities and stockholder’s equity	$28,221	$26,773

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$1,023	$961	$952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	930	908
Deferred income taxes	459	441	318
Employee merger and separation costs paid	(43)	(55)	(55)
Cumulative effect of accounting change, net of tax	(39)	—	—
Other, net	(89)	(147)	50
Changes in current assets and liabilities:
Accounts receivable, net	17	89	126
Materials and supplies	(40)	(25)	29
Other current assets	20	(24)	103
Accounts payable and other current liabilities	168	68	(97)

Net cash provided by operating activities	2,385	2,238	2,334

INVESTING ACTIVITIES
Capital expenditures	(1,725)	(1,358)	(1,459)
Other, net	(93)	(161)	(106)

Net cash used for investing activities	(1,818)	(1,519)	(1,565)

FINANCING ACTIVITIES
Payments on long-term debt, net	(316)	(290)	(277)
Net change in intercompany notes receivable and payable	(266)	(481)	(183)
Dividends paid	—	—	(358)
Other, net	5	2	4

Net cash used for financing activities	(577)	(769)	(814)

Decrease in cash and cash equivalents	(10)	(50)	(45)
Cash and cash equivalents:
Beginning of year	28	78	123

End of year	$18	$28	$78

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$151	$174	$212
Income taxes paid, net of refunds	$120	$178	$278
Non-cash facilities financing	$—	$138	$—

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2000	$6,286	$5,955	$(10)	$12,231
Comprehensive income:
Net income	—	952	—	952
Minimum pension liability adjustment, net of tax expense of $1	—	—	2	2
Cumulative effect of adoption of SFAS No. 133, net of tax expense of $35	—	—	56	56
Other, net of tax benefit of $36	—	—	(58)	(58)

Total comprehensive income	—	952	—	952

Dividends paid	—	(358)	—	(358)

Balance at December 31, 2001	$6,286	$6,549	$(10)	$12,825
Comprehensive income:
Net income	—	961	—	961
Minimum pension liability adjustment, net of tax benefit of $136	—	—	(220)	(220)
Other, net of tax expense of $13	—	—	22	22

Total comprehensive income	—	961	(198)	763

Balance at December 31, 2002	$6,286	$7,510	$(208)	$13,588
Comprehensive income:
Net income	—	1,023	—	1,023
Minimum pension liability adjustment, net of tax expense of $3	—	—	6	6
Other, net of tax expense of $41	—	—	68	68

Total comprehensive income		1,023	74	1,097

Balance at December 31, 2003	$6,286	$8,533	$(134)	$14,685

See accompanying Notes to Consolidated Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

The Burlington Northern and Santa Fe Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,500 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 39 percent, 23 percent, 22 percent and 16 percent, respectively, of total freight revenues for the year ended December 31, 2003.

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

Cumulative Effect of Accounting Change, Net of tax

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This statement requires BNSF Railway to recognize a liability for legally obligated asset retirement costs associated with tangible long-lived assets. SFAS No. 143 also disallows the accrual of retirement costs that are not legal obligations. As a result, BNSF Railway and other railroads were required to change their accounting policies for certain track structure assets to exclude removal costs as a component of depreciation expense where the inclusion of such costs would result in accumulated depreciation balances exceeding the historical basis of the assets. This change resulted in lower depreciation and amortization expense primarily offset by higher compensation and benefits, purchased services and materials and other expenses in the period in which removal costs are incurred.

The following table presents the pro forma net income if SFAS No. 143 would have been applied retroactively (in millions):

	Year ended December 31,
	2003	2002	2001
Net income as reported	$1,023	$961	$952
Pro forma net income	$984	$950	$934

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

Property and Equipment, net

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. Upon normal sale or retirement of depreciable railroad property, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. Significant premature retirements and the disposal of land and non-rail property are recorded as gains or losses at the time of their occurrence.

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

Personal Injury Claims

Personal injury liability and ultimate expense projections are estimated using standard actuarial methodologies. These actuarial method procedures include unasserted claims, except for certain occupational illnesses, which, due to their unpredictability, are accrued on an as reported basis. BNSF Railway’s liabilities for personal injury claims are undiscounted.

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

Reclassifications

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income and net income.

3.	Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14, 11 and 13 percent of total operating expenses during 2003, 2002 and 2001, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2003 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $12 million of additional fuel expense on an annual basis.

Total Fuel Hedging Program

As of December 31, 2003, BNSF Railway’s total fuel hedging program covered approximately 67 percent, 46 percent and 14 percent of estimated fuel purchases for 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Hedge benefit	$65	$50	$48
Ineffective portion of unexpired hedges	3	—	—
Tax effect	26	19	18

Hedge benefit, net of tax	$42	$31	$30

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

	December 31,
	2003	2002
Fuel hedging asset	$145	$31
Ineffective portion of unexpired hedges	3	—
Tax effect	55	12

Amount included in AOCI, net of tax	$87	$19

Settled fuel hedging contracts receivable	$21	$29

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity prices for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of December 31, 2003, BNSF Railway had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During 2003, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 233 million gallons of fuel at an average price of approximately $0.74 per gallon, and costless collar agreements utilizing HO to hedge the equivalent of approximately 284 million gallons of fuel with an average cap price of $0.87 per gallon and an average floor price of $0.76 per gallon. In addition, the Company converted approximately 44 million gallons of West Texas Intermediate crude oil (WTI) collars into HO collars. These HO collars had an average cap price of $0.74 per gallon and an average floor price of $0.67 per gallon. The Company also converted approximately 413 million gallons of WTI collars and 50 million gallons of HO collars into HO swaps. These HO swaps had an average price of $0.70 per gallon. The Company also terminated 25 million gallons of HO collars for a gain of less than $1 million. As of December 31, 2003, there are no HO collars outstanding. The following table provides fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at December 31, 2003.

	Quarter Ending
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	226.80	179.55	151.20	138.60	696.15
Average swap price (per gallon)	$0.75	$0.69	$0.69	$0.70	$0.71
Fair value (in millions)	$33	$19	$14	$13	$79

West Texas Intermediate Crude Oil Hedges

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

During 2003, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 265 million gallons of fuel at an average price of approximately $24.63 per barrel. Also, during 2003, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 684 million gallons of fuel with an average cap price of $27.10 per barrel and an average floor price of $22.49 per barrel. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2003.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ending
2004	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$20.68	$20.64	$20.61	$21.34	$20.85
Fair value (in millions)	$6	$5	$5	$5	$21
WTI Collars
Barrels hedged (in thousands)	—	300	300	375	975
Equivalent gallons hedged (in millions)	—	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$—	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$—	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$—	$1	$—	$1	$2
	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$2	$2	$3	$3	$10
WTI Collars
Barrels hedged (in thousands)	3,600	3,000	2,025	1,275	9,900
Equivalent gallons hedged (in millions)	151.20	126.00	85.05	53.55	415.80
Average cap price (per barrel)	$26.45	$25.98	$25.79	$25.61	$26.06
Average floor price (per barrel)	$21.82	$21.39	$21.19	$21.05	$21.46
Fair value (in millions)	$10	$8	$5	$4	$27
	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$3	$1	$—	$—	$4
WTI Collars
Barrels hedged (in thousands)	825	750	300	—	1,875
Equivalent gallons hedged (in millions)	34.65	31.50	12.60	—	78.75
Average cap price (per barrel)	$27.45	$27.66	$28.44	$—	$27.69
Average floor price (per barrel)	$22.85	$23.05	$23.70	$—	$23.06
Fair value (in millions)	$1	$1	$—	$—	$2

NYMEX #2 Heating Oil Refining Spread Hedge

In addition, during 2003 the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 95 million gallons of fuel with an average swap price of $4.16 per barrel. HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following tables provide fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding at December 31, 2003.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ending
2004	March 31,	June 30,	September 30,	December 31,	Annual
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	525	675	2,250
Equivalent gallons hedged (in millions)	22.05	22.05	22.05	28.35	94.50
Average swap price (per barrel)	$4.55	$3.17	$3.81	$4.90	$4.16
Fair value (in millions)	$—	$—	$—	$—	$—

Summarized Comparative Prior Year Information

The following table provides summarized comparative information for hedge transactions as of December 31, 2002.

	December 31, 2002
	2003	2004	2005
WTI Swaps
Barrels hedged (in thousands)	2,400	2,100	—
Equivalent gallons hedged (in millions)	100.80	88.20	—
Weighted average swap price	$20.55	$20.63	$—
Fair value (in millions)	$11	$6	$—
WTI Collars
Barrels hedged (in thousands)	11,100	3,600	3,000
Equivalent gallons hedged (in millions)	466.20	151.20	126.00
Weighted average cap price	$27.70	$24.96	$24.88
Weighted average floor price	$23.35	$20.48	$20.38
Fair value (in millions)	$13	$1	$—

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

Total Interest Rate Hedging Program

The swap transaction outstanding with an interest rate component is reflected in the following table.

	December 31, 2003
	Maturity Date
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Fair value hedge
Fixed to variable swap (in millions)	$100	—	—	—	—	—	$100	$3
Average fixed rate	8.63%	—	—	—	—	—	8.63%	—
Average floating rate	5.44%	—	—	—	—	—	5.44%	—

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market values for the transaction provided by the counterparties to this agreement.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized Comparative Prior Year Information

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fair value hedge
Fixed to variable swap (in millions)	—	$100	—	—	—	—	$100	$5
Average fixed rate	—	8.63%	—	—	—	—	8.63%	—
Average floating rate	—	5.98%	—	—	—	—	5.98%	—

As of December 31, 2002, BNSF Railway had entered into one swap on a notional amount of $100 million in which it pays a floating rate, which fluctuates quarterly, based on LIBOR. The floating rate to be paid by BNSF Railway as of December 31, 2003, was 5.44 percent and the fixed rate BNSF Railway is to receive is 8.63 percent. This swap will expire in 2004.

The amounts recorded in the Consolidated Statements of Income for the interest rate fair value hedge transaction was as follows (in millions):

	Year Ended December 31,
	2003	2002
Hedge benefit	$3	$2
Tax effect	1	1

Hedge benefit, net of tax	$2	$1

The amounts recorded in other assets on the Consolidated Balance Sheets for the interest rate fair value hedge transaction, which represents the fair value of the unexpired hedge, was as follows (in millions):

	December 31,
	2003	2002
Short-term interest rate hedging asset	$3	$ 1
Long-term interest rate hedging asset	$—	$ 4

4.	Other Expense, Net

Other expense, net includes the following (in millions):

	Year Ended December 31,
	2003	2002	2001
Accounts receivable sale fees	$9	$12	$30
Write-down of non-rail investments	—	—	47
Miscellaneous, net	4	—	(7)

Total	$13	$12	$70

Losses recognized in 2001 related to non-rail investments consisted primarily of Pathnet Telecommunications, Inc., a telecommunications venture; a decline in the cash surrender value of company owned life insurance policies; and a portfolio of other non-core investments.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Income Taxes

Income tax expense was as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$97	$115	$250
State	18	14	30

Total current	115	129	280

Deferred:
Federal	403	386	274
State	56	55	44

Total deferred	459	441	318

Total	$574	$570	$598

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.0	3.1
Tax settlement	(0.8)	—	—
Other, net	(0.5)	(0.8)	0.5

Effective tax rate	36.8%	37.2%	38.6%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2003	2002
Deferred tax liabilities:
Depreciation and amortization	$(7,596)	$(7,148)
Other	(510)	(403)

Total deferred tax liabilities	(8,106)	(7,551)

Deferred tax assets:
Casualty and environmental	181	218
Employee merger and separation costs	69	80
Pension and post-retirement benefits	238	237
Other	424	352

Total deferred tax assets	912	887

Net deferred tax liability	$(7,194)	$(6,664)

Noncurrent deferred income tax liability	$(7,474)	$(6,966)
Current deferred income tax asset	280	302

Net deferred tax liability	$(7,194)	$(6,664)

In accordance with the income allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. The federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation are closed through 1994 and the business combination date September 1995, respectively. BNSF Railway is currently under Internal Revenue Service examination for years 1995 through 1999. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2003.

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at December 31, 2003, and $594 million, net of $8 million of excess cash held in the trust, at December 31, 2002. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $808 million and $771 million of receivables transferred by SFRC to the master trust at December 31, 2003 and December 31, 2002, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $183 million and $177 million at December 31, 2003 and 2002, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million and $594 million, at December 31, 2003 and 2002, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $9.8 billion in 2003 and $9.5 billion in 2002. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $9 million and $12 million for the year ended December 31, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.1 percent and 2.0 percent for the years ended December 31, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the value of BNSF Railway’s retained interest would increase by approximately $8 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2003 and December 31, 2002, $78 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2003 and December 31, 2002, $85 million and $82 million, respectively, of such allowances had been recorded. During the year ended December 31, 2003, 2002 and 2001, $7 million, $7 million and $8 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2003, BNSF Railway was in compliance with these provisions.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rate (%) were as follows:

	December 31,
	2003	2002	2003 Depreciation Rate
Land	$1,505	$1,481	—%
Track structure	13,797	13,003	3.6
Other roadway	10,178	9,713	2.5
Locomotives	3,468	2,721	3.7
Freight cars and other equipment	1,757	1,678	4.6
Computer hardware and software	313	254	11.1

Total cost	31,018	28,850
Less accumulated depreciation and amortization	(6,002)	(4,882)

Property and equipment, net	$25,016	$23,968

The Consolidated Balance Sheets at December 31, 2003 and 2002, included $940 million, net of $281 million of amortization, and $972 million, net of $249 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

8.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31,
	2003	2002
Compensation and benefits payable	$417	$409
Casualty and environmental liabilities	171	217
Accounts payable	239	201
Tax liabilities	280	260
Contract allowances	129	124
Rents and leases	121	150
Equipment purchases	114	—
Accrued interest	38	42
Employee merger and separation costs	35	40
Other	480	432

Total	$2,024	$1,875

9.	Debt

Debt outstanding was as follows (in millions):

	December 31,
	2003	2002
Notes and debentures, weighted average rate of 7.5 percent, due 2004 to 2022	$313	$467
Equipment obligations, weighted average rate of 7.1 percent, due 2004 to 2016	537	611
Capitalized lease obligations, weighted average rate of 6.4 percent, due 2004 to 2023	612	646
Mortgage bonds, weighted average rate of 8.3 percent, due 2004 to 2047	391	422
Financing obligations, weighted average rate of 6.3 percent, due 2012 to 2028	153	138
Unamortized discount and other, net	(26)	(28)

Total	1,980	2,256
Less current portion of long-term debt	(244)	(173)

Long-term debt	$1,736	$2,083

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and debentures include increases related to fair value adjustments for hedges of $2 million and $4 million at December 31, 2003 and 2002, respectively.

Certain BNSF Railway properties and other assets are subject to liens securing $391 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2003. The fair values presented in the table below do not include the fair value of the swap.

	December 31, 2003
	Maturity Date
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Fixed-Rate Debt (in millions)	$142	$146	$432	$135	$135	$888	$1,878	$1,900
Average Interest Rate	7.1%	7.1%	8.4%	6.9%	6.9%	6.9%	7.3%
Variable-Rate Debt (in millions)	$102	—	—	—	—	—	$102	$102
Average Interest Rate	5.6%	—	—	—	—	—	5.6%

	December 31, 2002
	Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fixed-Rate Debt (in millions)	$173	$145	$146	$433	$136	$1,119	$2,152	$2,198
Average Interest Rate	6.4%	7.1%	7.1%	8.4%	6.9%	7.1%	7.3%
Variable-Rate Debt (in millions)	—	$104	—	—	—	—	$104	$119
Average Interest Rate	—	6.1%	—	—	—	—	6.1%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

As described below, excluded from the 2003 and 2002 tables are $107 million and $67 million, respectively, of intercompany notes payable to BNSF.

At December 31, 2003 and 2002, BNSF Railway had $107 million and $67 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2003, BNSF Railway had additional net borrowings of $41 million of variable rate notes. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in Interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2003 and 2002, BNSF Railway had $1,562 million and $1,256 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The increase of $306 million in intercompany notes receivable is due to net borrowings by BNSF during 2003. Interest is collected semi-annually on all intercompany notes receivable.

In BNSF Railway’s Consolidated Balance Sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had a net intercompany notes receivable balance of $1,455 and $1,189 million at December 31, 2003 and 2002, respectively.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Bonds

2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Notes and Debentures

2003

The Company exercised an option to call $150 million of 7.5 percent bonds due July 2023 at a price of 103.02 percent of par. Intercompany borrowings were used to fund the call.

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

Guarantees

Debt guaranteed by the Company as of December 31, 2003 is as follows (dollar amounts in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)
Counterparty
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$111	$111	15
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19
Westside Intermodal Transportation Corporation	0.0%	$45	$76	$—	19
San Jacinto Partnership	49.0%	$50	$51	$—	Less than 1
All other	0.0%	$11	$15	$6	Various

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

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

San Jacinto Partnership

BNSF Railway and BNSF have agreed to guarantee approximately $85 million of debt. BNSF has guaranteed $50 million of debt outstanding as of December 31, 2003. The proceeds from the debt are to be used to construct and operate a 13-mile railroad which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. In addition, the San Jacinto Partnership used $22 million of the proceeds to repay all of the interim construction advances previously made by BNSF Railway. As discussed in Note 14 to the Consolidated Financial Statements, the San Jacinto Partnership will likely be consolidated on March 31, 2004.

All other

BNSF Railway guarantees $11 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $11 million of guarantees. These guarantees expire between 2005 and 2014.

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

	December 31,
	Capital Leases	Operating Leases
2004	$110	$437
2005	109	442
2006	108	409
2007	96	366
2008	90	366
Thereafter	234	3,326

Total	747	$5,346

Less amount representing interest	135

Present value of minimum lease payments	$612

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease rental expense for all operating leases was $462 million, $448 million and $443 million for the years ended December 31, 2003, 2002 and 2001, respectively. Contingent rentals and sublease rentals were not significant.

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

The Company formed a consolidated wholly-owned subsidiary, Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), in the second quarter of 2002. BNSF IC provides insurance coverage for certain punitive damage risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2003 and 2002, BNSF Railway had paid and expensed premiums of $140 million and $133 million, respectively to BNSF IC for such coverage. At December 31, 2003 and 2002 there was no unamortized premium remaining on the Consolidated Balance Sheets.

The Company recognized personal injury expenses of approximately $69 million, $94 million and $195 million in 2003, 2002 and 2001, respectively, for claims not insured by BNSF IC. BNSF Railway made payments for personal injuries of approximately $165 million, $179 million and $173 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had recorded liabilities of $277 million and $373 million, respectively, related to personal injury claims. Of these amounts, $121 million and $166 million, respectively, are included in current liabilities. BNSF Railway’s liabilities for personal injury claims are undiscounted.

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 20 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 430 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of approximately $59 million, $43 million and $51 million during 2003, 2002 and 2001, respectively. BNSF Railway paid approximately $56 million, $49 million and $72 million during 2003, 2002 and 2001, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $199 million at December 31, 2003, compared with $196 million at December 31, 2002. Of these amounts, $50 million and $51 million, respectively, are included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2003, will be paid over the next five years and no individual site is considered to be material.

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

Other Claims and Litigation

BNSF Railway and its subsidiaries are parties to a number of legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, Federal Employers’ Liability Act claims by BNSF Railway employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway’s management that none of these items, will have a material adverse effect on the results of operations, financial position or liquidity of BNSF Railway. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11.	Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

	2003	2002	2001
Beginning balance at January 1,	$210	$274	$310
Accruals	15	1	30
Payments	(43)	(55)	(55)
Other	(3)	(10)	(11)

Ending balance at December 31,	$179	$210	$274

Employee merger and separation liabilities of $179 million and $210 million are included in the Consolidated Balance Sheets at December 31, 2003 and 2002, respectively, and principally represent: (i) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; (ii) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in materials and other in the Consolidated Income Statements. At December 31, 2003, $35 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2004.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $144 million and $163 million at December 31, 2003 and 2002, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. In 2003, the Company updated its estimates and accrued $3 million of additional expenses related to deferred benefits. In 2001, the Company recorded a $5 million reversal of certain deferred benefits payable to reflect a change in estimates.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $20 million and $25 million at December 31, 2003 and 2002, respectively, and primarily provide for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program resulted in accrued severance costs of approximately $12 million and will affect approximately 150 employees. Reductions related to the July 2003 separation program were completed in the fourth quarter of 2003. In the fourth quarter of 2001, the Company recorded a charge of $9 million of costs related to the reduction of approximately 40 material handlers and other clerical positions. This liability balance also includes remaining costs related to the reduction of approximately 140 material handlers in 2000.

In 2003, 2002 and 2001, the Company recorded $1 million, $10 million and $6 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions. The remaining liability balance at December 31, 2003, represents benefits to be paid to employees affected by the clerical consolidation and the separation program for employees being paid up to ten years or in some cases through retirement versus receiving a lump-sum payment.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $15 million and $22 million at December 31, 2003 and 2002, respectively. These costs will be paid over the next several years based on deferral elections made by the affected employees.

During the fourth quarter of 2001, the Company reduced 400 positions through severance, normal attrition and the elimination of contractors. The Company recorded $21 million of expenses for severance, medical and other benefits associated with the costs of terminating 360 employees and approximately $31 million for benefits to be received under the Company’s retirement and medical plans. During the fourth quarter of 2003 and 2002, the Company recorded a $2 million reduction to its liability balance and accrued additional expenses of $1 million, respectively, due to changes in certain estimates. Substantially all of these planned reductions were completed at December 31, 2001.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Retirement Plans and Other Postemployment Benefit Plans

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees and an unfunded, nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these plans are based on years of credited service and the highest five-year average compensation levels. BNSF Railway’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

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

BNSF Railway’s accumulated post retirement benefit obligation (APBO) and net cost recognized for other post employment benefits (OPEB) do not reflect the effects of the recent Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications. Specific authoritative guidance on the accounting for the federal subsidy is pending and when that guidance is issued, it could require BNSF to change information related to its actuarially determined APBO and net cost for OPEB.

Components of the net (benefit) cost for these plans were as follows (in millions):

	Year Ended December 31,
	Pension Benefits			Health and Welfare Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$17	$15	$13	$4	$6	$4
Interest cost	100	100	102	22	21	18
Expected return on plan assets	(123)	(127)	(136)	—	—	—
Curtailments/settlements	—	—	10	—	—	3
Special termination benefits	—	2	18	—	—	—
Actuarial loss	3	1	1	8	3	—
Net amortization and deferred amounts	—	2	2	(2)	—	—

Net (benefit) cost	$(3)	$(7)	$10	$32	$30	$25

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the change in benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$1,611	$1,507	$363	$314
Service cost	17	15	4	6
Interest cost	100	100	22	21
Plan participants’ contributions	—	—	6	5
Amendments	—	2	(9)	(12)
Actuarial loss	75	117	7	54
Curtailments/settlements	—	(13)	—	—
Special termination benefits	—	2	—	—
Benefits paid	(125)	(119)	(27)	(25)

Benefit obligation at end of period	$1,678	$1,611	$366	$363

The accumulated benefit obligation for all defined benefit pension plans was $1,559 million and $1,503 million at September 30, 2003 and 2002, respectively. Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets at September 30, 2003 and 2002.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Change in Plan Assets
Fair value of plan assets at beginning of period	$1,151	$1,345	$—	$—
Actual return on plan assets	193	(67)	—	—
Settlements	—	(13)	—	—
Employer contribution	5	5	21	20
Plan participants’ contributions	—	—	6	5
Benefits paid	(125)	(119)	(27)	(25)

Fair value of plan assets at end of period	$1,224	$1,151	$—	$—

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	December 31,
	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Fair Value of plan assets as of September 30	$1,224	$1,151	$—	$—
Benefit obligations as of September 30	1,678	1,611	366	363

Funded status (plan assets less benefit obligations)	(454)	(460)	(366)	(363)
Amounts not recognized:
Unrecognized net loss	480	479	111	111
Unrecognized prior service cost	(2)	(3)	(20)	(12)

Net amount recognized as of December 31	$24	$16	$(275)	$(264)

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the amounts recognized in the Consolidated Balance Sheets (in millions):

	December 31,
	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(335)	(352)	(275)	(264)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	359	368	—	—

Net amount recognized	$24	$16	$(275)	$(264)

	December 31,
	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
(Decrease) increase in minimum liability included in other comprehensive income	$(9)	$356	$—	$—

The expected long-term rate of return is the return to be earned, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF Railway considered: 1) forward looking capital market forecasts, 2) historical returns for individual asset classes and 3) the impact of active portfolio management.

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Assumptions used to determine net (benefit) cost for fiscal years ended December 31,
Discount rate	6.5%	7.0%	6.5%	7.0%
Expected long-term rate of return on plan assets	8.5%	8.5%	—	—
Rate of compensation increase	3.9%	4.0%	3.9%	4.0%

	Pension Benefits		Health and Welfare Benefits
	2003	2002	2003	2002
Assumptions used to determine benefit obligations at September 30,
Discount rate	6.0%	6.5%	6.0%	6.5%
Rate of compensation increase	3.9%	3.9%	3.9%	3.9%

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

	December 31,
	2003	2002
Assumed health care cost trend rate	11%	11%
Rate to which health care cost trend rate is expected to decline and remain	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$3	$(2)
Effect on post retirement benefit obligation	$36	$(30)

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The qualified BNSF Retirement Plan asset allocation at September 30, 2003, and 2002 and the target allocation for 2004 by asset category are as follows:

	Target Allocation 2004	Percentage of Pension Plan Assets at September 30,
		2003	2002
Plan Asset Allocation
Equity Securities	45-75%	57%	51%
Debt Securities	25-45	33	39
Real Estate	0-10	10	10
Other	0-5	—	—

Total	100%	100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the Plan assets in relation to the Plan liabilities while prudently managing the risk of a decrease in the Plan’s assets relative to those liabilities. To meet this objective the Employee Benefits Committee has adopted the above asset allocation ranges. The target for each asset class is the mid-point of the range. Ranges allow flexibility to accommodate market changes in the asset class when those changes occur on a temporary basis because of the cost in transitioning assets.

The Company expects to contribute approximately $20 million to its defined benefit pension plans and approximately $20 million to its OPEB plans in 2004.

Defined Contribution Plans

BNSF sponsors 401(k) plans which cover substantially all employees. BNSF Railway matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Depending on BNSF’s performance, non-union employees can receive an additional matching contribution of up to 30 percent of the first six percent at the end of the year. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF Railway’s 401(k) matching expense was $16 million, $15 million and $14 million in 2003, 2002 and 2001, respectively.

Other

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $31 million, $20 million and $18 million, in 2003, 2002 and 2001, respectively. Additionally, see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers.

13.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $120 million, $178 million and $278 million during 2003, 2002 and 2001, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany payable balance of $4 million and $7 million at December 31, 2003 and 2002, respectively, which are reflected in accounts payable in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2003 and 2002, BNSF Railway had $107 million and $67 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2003, BNSF Railway had additional borrowings of $41 million of variable rate notes and made repayments of $1 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, BNSF Railway had $1,562 million and $1,256 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $306 million increase in intercompany notes receivable is due to additional borrowings of $712 million offset by $406 million of repayments from BNSF during 2003. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements. BNSF Railway also had transactions with BNSF IC, a related party. See Note 10 to the Consolidated Financial Statements.

BNSF Railway did not pay any dividends during 2003 or 2002. During 2001, BNSF Railway paid BNSF dividends of $358 million.

Under various plans, BNSF Railway has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, BNSF Railway has other long-term incentive plans administered separately on behalf of employees that are participated in by certain BNSF Railway employees. These plans include, among other things, incentive compensation, issuance of restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $11 million, $10 million and $8 million for the years ended 2003, 2002 and 2001, respectively.

14.	Accounting Pronouncements

In 2001, the Company entered into a partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on the BNSF Railway to form San Jacinto Rail Limited. The purpose of the Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas, area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. San Jacinto Rail Limited, an unconsolidated subsidiary, will likely be required to be consolidated by the Company pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46), Consolidation of Variable Interest Entities, on March 31, 2004. If consolidation is required, it will have a minimal impact to the Company’s financial statements primarily due to the fact that the Company accounted for this investment prior to the adoption of FIN 46 under the equity method of accounting and recorded all losses incurred by the Partnership from inception to date as required by the partnership agreement.

BNSF Railway and BNSF have agreed to guarantee debt incurred by the Partnership, which is expected to be $85 million in connection with the construction of this rail line. BNSF has guaranteed $50 million of this debt outstanding as of December 31, 2003. See Note 9 to the Consolidated Financial Statements for information about BNSF Railway’s guarantee of the Partnership’s debt.

15.	Quarterly Financial Data—Unaudited

	Fourth	Third	Second	First
	(In millions)
2003
Revenues	$2,480	$2,388	$2,285	$2,227
Operating income	$480	$435	$424	$351
Income before cumulative effect of accounting change	$276	$253	$257	$198
Net income	$276	$253	$257	$237	(a)

2002
Revenues	$2,293	$2,304	$2,206	$2,160
Operating income	$443	$423	$427	$383
Net income	$258	$245	$240	$218

(a)	2003 Net income includes the favorable cumulative effect of an accounting change of $39 million, net of tax, as described in Note 2 to the Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

ITEM 14.	Principal Accountant Fees and Services

BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant’s principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accounting fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading “Independent Auditor” of BNSF’s proxy statement for its 2004 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under the heading is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements—See Item 8

Schedules are omitted because they are not required or applicable, or the required information is included in the Consolidated Financial Statements or related notes.

2.	Exhibits:

See Index to Exhibits beginning on page E-1 for a description of the exhibits filed as a part of this Report on Form 10-K.

(b)	Reports on Form 8-K

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

Dated: February 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Burlington Northern and Santa Fe Railway Company and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose* Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Thomas N. Hund* Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Director

/s/ Dennis R. Johnson* Dennis R. Johnson	Vice President and Controller (Principal Accounting Officer)

/s/ Carl R. Ice* Carl R. Ice	Director

/s/ Jeffrey R. Moreland* Jeffrey R. Moreland	Director

/s/ John Lanigan* John Lanigan	Director

Dated:	February 12, 2004	*By:	/s/ Jeffrey R. Moreland

Jeffrey R. Moreland Executive Vice President Law & Government Affairs and Secretary

S-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company effective December 31, 1996. Incorporated by reference to The Burlington Northern and Santa Fe Railway Company’s Report on Form 10-K for the fiscal year ended December 31, 1996.

3.2	By-Laws of BNSF Railway as amended through July 17, 1991. Incorporated by reference to Exhibit 3.2 to The Burlington Northern and Santa Fe Railway Company Report on Form 10-K for the fiscal year ended December 31, 1991.

4.1	BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway’s total assets. Copies of any such material instruments will be furnished to the Securities and Exchange Commission upon request.

12.1	Statement regarding the Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

E-1