Form 10-Q
period 2004-03-31
BURLINGTON NORTHERN & SANTA FE  RAILWAY CO
filed 2004-04-27
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 16, 2004
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2004	2003
Revenues	$2,476	$2,227

Operating expenses:
Compensation and benefits	786	717
Purchased services	330	298
Depreciation and amortization	249	226
Equipment rents	187	169
Fuel	275	274
Materials and other	235	192

Total operating expenses	2,062	1,876

Operating income	414	351
Interest expense	32	38
Interest income, related parties	(6)	(8)
Other (income) expense, net	(4)	2

Income before income taxes and cumulative effect of accounting change	392	319
Income tax expense	149	121

Income before cumulative effect of accounting change	$243	$198
Cumulative effect of accounting change, net of income tax	—	39

Net income	$243	$237

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$73	$18
Accounts receivable, net	178	121
Materials and supplies	282	266
Current portion of deferred income taxes	282	280
Other current assets	328	145

Total current assets	1,143	830

Property and equipment, net	25,212	25,016
Other assets	1,061	920
Intercompany notes receivable, net	962	1,455

Total assets	$28,378	$28,221

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,762	$2,024
Long-term debt due within one year	303	244

Total current liabilities	2,065	2,268

Long-term debt	1,692	1,736
Deferred income taxes	7,602	7,474
Casualty and environmental liabilities	305	305
Minimum pension liability	359	359
Employee merger and separation costs	137	144
Other liabilities	1,252	1,250

Total liabilities	13,412	13,536

Commitments and contingencies (see Notes 2, 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	8,776	8,533
Accumulated other comprehensive loss	(96)	(134)

Total stockholder’s equity	14,966	14,685

Total liabilities and stockholder’s equity	$28,378	$28,221

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2004	2003
OPERATING ACTIVITIES
Net income	$243	$237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249	226
Deferred income taxes	103	92
Employee merger and separation costs paid	(8)	(10)
Cumulative effect of accounting change, net of tax	—	(39)
Other, net	(33)	(39)
Changes in current assets and liabilities:
Accounts receivable, net	(57)	3
Materials and supplies	(16)	(20)
Other current assets	(126)	(102)
Accounts payable and other current liabilities	(264)	(169)

Net cash provided by operating activities	91	179

INVESTING ACTIVITIES
Capital expenditures	(392)	(340)
Other, net	(105)	(25)

Net cash used for investing activities	(497)	(365)

FINANCING ACTIVITIES
Payments on long-term debt	(33)	(63)
Net decrease in intercompany notes receivable	493	285
Other, net	1	1

Net cash provided by financing activities	461	223

Increase in cash and cash equivalents	55	37
Cash and cash equivalents:
Beginning of period	18	28

End of period	$73	$65

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$33	$36
Income taxes paid, net	$114	$84
Non-cash asset financing	$2	$6

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with The Burlington Northern and Santa Fe Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway, its majority-owned subsidiaries and a variable interest entity for which BNSF Railway is the primary beneficiary (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003, have been included.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Implementation of FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on BNSF Railway’s rail lines. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Limited, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact to the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation resulted in an increase in assets of $54 million, which includes $26 million and $23 million in cash and land, respectively, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to net income of $39 million, net of tax, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The Company’s liability for legally obligated asset retirement costs is $4 million at March 31, 2004 and December 31, 2003.

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

Fuel

Fuel costs represented 13 and 15 percent of total operating expenses during the three months ended March 31, 2004 and 2003, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in $13 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of March 31, 2004, BNSF Railway’s total fuel-hedging program covered 59 percent, 47 percent and 19 percent of estimated fuel purchases for the remainder of 2004, 2005 and 2006, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Three Months Ended March 31,	2004	2003
Hedge benefit	$50	$24
Ineffective portion of unexpired hedges	4	(2)
Tax effect	21	8

Hedge benefit, net of tax	$33	$14

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31, 2004	December 31, 2003
Short-term fuel-hedging asset	$141	$102
Long-term fuel-hedging asset	68	43
Ineffective portion of unexpired hedges	7	3
Tax effect	77	55

Amount included in AOCI, net of tax	$125	$87

Settled fuel-hedging contracts receivable	$50	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of March 31, 2004, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

No additional HO hedges were entered into during the first quarter of 2004. The following table provides fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2004.

	Quarter Ending			Total
2004	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	179.55	151.20	138.60	469.35
Average swap price (per gallon)	$0.69	$0.69	$0.70	$0.69
Fair value (in millions)	$36	$28	$27	$91

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

West Texas Intermediate Crude Oil Hedges

As of March 31, 2004, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 30 cents per gallon.

During the first quarter of 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 110 million gallons of fuel with an average cap price of $32.00 per barrel and an average floor price of $27.56 per barrel. The following table provides fuel hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2004.

	Quarter Ending			Total
2004	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	525	675	1,725
Equivalent gallons hedged (in millions)	22.05	22.05	28.35	72.45
Average swap price (per barrel)	$20.64	$20.61	$21.34	$20.91
Fair value (in millions)	$7	$7	$7	$21

WTI Collars
Barrels hedged (in thousands)	300	300	375	975
Equivalent gallons hedged (in millions)	12.60	12.60	15.75	40.95
Average cap price (per barrel)	$29.40	$28.60	$27.76	$28.52
Average floor price (per barrel)	$25.00	$24.20	$23.30	$24.10
Fair value (in millions)	$1	$1	$2	$4

	Quarter Ending				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$5	$4	$6	$7	$22

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$20	$17	$11	$7	$55

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	—	$24.83
Fair value (in millions)	$7	$3	$1	$—	$11

WTI Collars
Barrels hedged (in thousands)	1,200	1,200	675	375	3,450
Equivalent gallons hedged (in millions)	50.40	50.40	28.35	15.75	144.90
Average cap price (per barrel)	$28.85	$29.15	$30.12	$31.30	$29.47
Average floor price (per barrel)	$24.34	$24.62	$25.50	$26.59	$24.91
Fair value (in millions)	$2	$2	$1	$—	$5

NYMEX #2 Heating Oil Refining Spread Hedges

In addition, during the quarter ended March 31, 2004, the Company had outstanding fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The Company did not enter into any additional HO-WTI swaps during the first quarter of 2004. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of March 31, 2004.

	Quarter Ending			Total
2004	June 30,	September 30,	December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	525	525	675	1,725
Equivalent gallons hedged (in millions)	22.05	22.05	28.35	72.45
Average swap price (per barrel)	$3.17	$3.81	$4.90	$4.04
Fair value (in millions)	$—	$—	$—	$—

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As of March 31, 2004 and December 31, 2003, the Company had one swap on a notional amount of $100 million in which it pays an average floating rate, which fluctuates quarterly, based on LIBOR. The swap transaction outstanding with an interest rate component is reflected in the following table (dollars in millions):

	March 31, 2004
	Maturity Date						Total	Fair Value
	2004	2005	2006	2007	2008	There- after
Fair value hedge
Fixed to variable swap (in millions)	$100	—	—	—	—	—	$100	$3
Average fixed rate	8.63%	—	—	—	—	—	8.63%	—
Average floating rate	5.41%	—	—	—	—	—	5.41%	—

The amounts recorded in the Consolidated Statements of Income for the interest rate fair value hedge transaction were as follows (in millions):

Three Months Ended March 31,	2004	2003
Hedge benefit	$1	$1
Tax effect	1	1

Hedge benefit, net of tax	$—	$—

The amounts recorded in the Consolidated Balance Sheets for the interest rate fair value hedge transaction, which represents the fair value of the unexpired hedge, with a corresponding increase to debt, was as follows (in millions):

	March 31, 2004	December 31, 2003
Short-term interest rate hedging asset	$3	$3
Long-term interest rate hedging asset	$—	$—

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market value for the transaction provided by the counterparty to this agreement.

3. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2004 and 2003 was comprised of the following (in millions):

Three Months Ended March 31,	2004	2003
Net income	$243	$237
Other comprehensive income, net of tax	38	4

Total comprehensive income	$281	$241

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2003, for an additional 364 days. Management expects to be able to either extend the commitment of the current investors under the accounts receivable sales program past June 2004 or to find additional investors in the accounts receivable sales program that will be committed to purchase undivided interests after June 2004. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2004, and December 31, 2003. Outstanding undivided interests held by investors under the A/R sales program were $625 million at March 31, 2004, and December 31, 2003. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $875 million and $808 million of receivables transferred by SFRC to the master trust at March 31, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $250 million and $183 million at March 31, 2004 and December 31, 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $625 million at March 31, 2004 and December 31, 2003, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $2.7 billion and $2.2 billion for the three months ended March 31, 2004 and 2003, respectively. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other (income) expense, net and were $2 million for the three months ended March 31, 2004 and 2003. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 1.1 percent and 1.4 percent for the three months ended March 31, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the amount of receivables BNSF Railway could sell would decrease by approximately $10 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At March 31, 2004 and December 31, 2003, $77 million and $78 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2004 and December 31, 2003, $74 million and $85 million, respectively, of such allowances had been recorded. During the three months ended March 31, 2004 and 2003, $2 million and $1 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2004, BNSF Railway was in compliance with these provisions.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

5. Debt

Mortgage Bonds

Three Months Ended March 31, 2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2004 are as follows (dollar amounts in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)	Capitalized Obligations (b)
Counterparty
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$111	$111	15	$39
Westside Intermodal Transportation Corporation	0.0%	$45	$76	$—	19	$31
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$9
Various lessors (Residual value guarantees)	0.0%	N/A	$4	$4	Various	$—
All other	0.0%	$11	$13	$6	Various	$—

(a)	– Reflects the maximum amount the Company could recover from a third party other than the counterparty.
(b)	– Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has guaranteed $59 million of debt, the proceeds of which are being used to finance construction of a bridge that will connect BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge will be operated by KCTRC.

Residual value guarantees

In the normal course of business, BNSF Railway enters into operating leases in which it guarantees the residual value of certain leased equipment. Many of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If BNSF Railway elects not to exercise these options, the Company may be required to pay the lessor an amount not exceeding the residual value guarantee amount. The amount of any payment is contingent upon the actual residual value of the leased equipment. Many of these leases also require the lessor to pay BNSF Railway any surplus in the actual residual value of the leased equipment over the guaranteed residual value. These guarantees will expire between 2005 and 2006.

All other

BNSF Railway guarantees $11 million of other debt. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $11 million of guarantees. These guarantees expire between 2005 and 2014.

Other than as discussed above, there is no collateral held by a third party which BNSF Railway could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than the capitalized obligations discussed above, none of the guarantees are recorded in the Consolidated Financial Statements of the Company. BNSF Railway does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

Indemnities

In the ordinary course of business, BNSF Railway enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether the events which would trigger the indemnification obligations will ever occur and, if they did, the extent of the liability which would thereby result, the exposure for future indemnification payments cannot be estimated with any amount of certainty. However, the Company does not believe, based on information available, that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity.

6. Commitments and Contingencies

Personal Injury and Casualty Losses

Personal injury claims, including work-related injuries and occupational illness claims of employees, are a significant expense for the railroad industry. To the extent employees of BNSF Railway are compensated for work-related injuries and occupational illness claims it would be pursuant to the provisions of the Federal Employers’ Liability Act (FELA). FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Burlington Northern Santa Fe Insurance Company LTD. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998; FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2004, BNSF Railway had paid premiums of $140 million to BNSF IC for such coverage for 2004 of which $105 million is included in other current assets in the Consolidated Balance Sheets at March 31, 2004.

The Company recognized additional personal injury and casualty loss expenses of $15 million and $14 million for the three months ended March 31, 2004 and 2003, respectively. BNSF Railway made payments for personal injuries and casualty losses of $40 million and $39 million during the first quarter of 2004 and 2003, respectively. At March 31, 2004 the Company had recorded liabilities of $252 million related to personal injury and casualty loss claims. Of this amount, $111 million is included in current liabilities. BNSF Railway’s liabilities for personal injury and casualty loss claims are undiscounted.

Environmental

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at approximately 20 Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and the portion of the total site owned or operated by each PRP.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $26 million and $15 million for the first three months of 2004 and 2003, respectively. BNSF Railway paid $11 million and $14 million during the first quarter of 2004 and 2003, respectively, for mandatory and unasserted cleanup

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $214 million at March 31, 2004. Of this amount, $50 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2004, will be paid over the next five years and no individual site is considered to be material.

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

7. Employee Merger and Separation Costs

Employee merger and separation costs activity was as follows (in millions):

Three Months Ended March 31,	2004	2003
Beginning balance at January 1,	$179	$210
Payments	(8)	(10)
Other	—	—

Ending balance at March 31,	$171	$200

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Employee merger and separation liabilities of $171 million are included in the Consolidated Balance Sheets at March 31, 2004, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee merger and separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2004, $34 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $144 million at March 31, 2004. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2004 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $17 million at March 31, 2004. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program affected approximately 150 employees and was substantially completed during the fourth quarter of 2003. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at March 31, 2004, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Non-Union Employee Severance

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction, the second quarter 1999 reorganization, and the Merger were $10 million at March 31, 2004. These costs will be paid over the next several years based on deferral elections made by the employees.

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $114 million and $84 million, during the first three months of 2004 and 2003, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

BNSF Railway had a net intercompany receivable balance of $9 million and a net intercompany payable balance of $4 million at March 31, 2004 and December 31, 2003, respectively, which are reflected in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At March 31, 2004 and December 31, 2003, BNSF Railway had $114 million and $107 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first three months of 2004, BNSF Railway had additional borrowings of $8 million of variable rate notes and made payments of $1 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Statements of Income. The intercompany notes are due on demand.

At March 31, 2004 and December 31, 2003, BNSF Railway had $1,076 million and $1,562 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $486 million decrease in intercompany notes receivable is primarily due to repayments of $503 million from BNSF offset by additional borrowings of $17 million during 2004. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value on the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives, to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was $3 million and $1 million for each of the three months ended March 31, 2004 and 2003, respectively.

9. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost (benefit) for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Health and Welfare Benefits
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$5	$4	$1	$1
Interest cost	24	25	5	5
Expected return on plan assets	(28)	(31)	—	—
Curtailments/settlements	—	—	—	—
Special termination benefits	—	—	—	—
Amortization of net loss	3	1	2	2
Amortization of prior service costs	—	—	(1)	—

Net cost (benefit) recognized	$4	$(1)	$7	$8

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits and are actuarially equivalent to Medicare Part D. BNSF Railway’s net cost and accumulated pension benefit obligation recognized for Health and Welfare Benefits do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy and determination of actuarial equivalency is pending. When that guidance is issued, it could require BNSF Railway to change information related to its actuarially determined accumulated post retirement benefit obligation and net cost for other post-employment benefits.

10. Report of Independent Accountants

PricewaterhouseCoopers LLP’s review report is included in this quarterly report; however, PricewaterhouseCoopers LLP does not express an opinion on the unaudited financial information. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of such Act with respect to the review report.

Report of Independent Accountants

To the Board of Directors and Shareholder of

The Burlington Northern and Santa Fe Railway Company:

We have reviewed the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of March 31, 2004, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, cash flows, and changes in stockholder’s equity for the year then ended (not presented herein), and in our report dated February 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet of the Company as of March 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

April 21, 2004

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company, its majority-owned subsidiaries, and a variable interest entity for which BNSF Railway is the primary beneficiary (collectively BNSF Railway, Registrant or Company).

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

BNSF Railway recorded net income for the first quarter of 2004 of $243 million compared with first quarter 2003 net income of $237 million which included a favorable cumulative effect of an accounting change of $39 million, net of tax. Operating income of $414 million for the first quarter of 2004 was $63 million higher than the first quarter of 2003.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the three months ended March 31, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$925	$847	1,081	1,006	$856	$842
Industrial Products	563	511	368	343	1,530	1,490
Coal	520	485	521	487	998	996
Agricultural Products	438	358	236	206	1,856	1,738

Total Freight Revenues	2,446	2,201	2,206	2,042	$1,109	$1,078

Other Revenues	30	26

Total Operating Revenues	$2,476	$2,227

Freight revenues for the first quarter of 2004 were $2.4 billion, up 11 percent, compared with the same 2003 period. Freight revenues included $47 million in fuel surcharges compared with $20 million in the prior year. Average revenue per car/unit increased 3 percent in the first quarter of 2004 to $1,109 from $1,078 in the first quarter of 2003.

Consumer Products revenues of $925 million for the first quarter of 2004 were $78 million, or 9 percent, greater than the first quarter of 2003. The increase in Consumer Products revenue is primarily due to increased volumes in the international and truckload sectors. The increase in revenue per unit is primarily due to price increases across all sectors.

Industrial Products revenues increased $52 million, or 10 percent, to $563 million for the first quarter of 2004. The revenue increase is due to stronger demand across all business sectors as well as new business in the chemicals and plastics sectors. The primary commodity increases included paper, panel products and lumber in the building products sector; steel, taconite, cement and aggregates in the construction products sector; and asphalt and LPG in the petroleum products sector. The increase in revenue per unit is due to price increases across all sectors.

Coal revenues of $520 million for the first quarter of 2004 increased $35 million, or 7 percent, versus the same period a year ago. The increase is primarily due to volume increases related to two new customers.

Agricultural Products revenues of $438 million for the first quarter of 2004 were $80 million, or 22 percent, higher than revenues for the first quarter of 2003. This increase is primarily due to an improvement in corn and wheat shipments resulting from strength in the grain export markets. The increase in revenue per unit was primarily due to price increases across all commodities and an overall increase in the average length of haul caused by strength in the agricultural export markets.

Expenses

Total operating expenses for the first quarter of 2004 were $2,062 million, an increase of $186 million, or 10 percent, versus the same period in 2003.

Compensation and benefits expenses of $786 million were $69 million, or 10 percent, higher than the first quarter of 2003. This increase primarily reflects higher volumes, crew training, incentive expenses for the Company’s salaried and scheduled workforce, pension expense, as well as wage inflation.

Purchased services of $330 million for the first quarter of 2004 were $32 million, or 11 percent, higher than the first quarter of 2003. The increase is primarily due to higher volume-related costs for locomotive contract maintenance and intermodal ramps.

Depreciation and amortization expenses of $249 million for the first quarter of 2004 were $23 million, or 10 percent, higher than the same period in 2003. $10 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF Railway recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and the Atchison, Topeka and Santa Fe Company as required by purchase accounting. This decrease in the locomotives’ value was amortized over their remaining useful life which resulted in lower annual depreciation expense until its expiration in 2003. In addition, the increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents expenses for the first quarter of 2004 of $187 million were $18 million, or 11 percent, higher than the first quarter of 2003, primarily due to volume increases which increased car equipment costs. Additionally, the extension of short-term locomotive leases and reduced short-term lease incentives contributed to the increase.

Fuel expenses of $275 million for the first quarter of 2004 were $1 million higher than the first quarter of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, almost completely offset by a decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first quarter of 2004 was 323 million gallons, or 11 percent, greater than the first quarter of 2003 consumption of 292 million gallons. The average all-in cost per gallon of diesel fuel decreased by 9-cents, or $28 million, which is comprised of an increase in the hedge benefit of 10-cents, or $32 million (first quarter 2004 benefit of $54 million less first quarter 2003 benefit of $22 million) partially offset by an increase in the average purchase price of 1-cent, or $4 million.

Materials and other expenses of $235 million for the first quarter of 2004 were $43 million, or 22 percent, higher than the first quarter of 2003 principally due to increased costs driven by two large derailments and higher environmental costs due to developments primarily related to one site. Additionally, higher utility costs and relocation costs to consolidate one of the Company’s locomotive repair facilities contributed to the overall increase.

Interest expense of $32 million for the first quarter of 2004 was $6 million, or 16 percent, lower than the first quarter of 2003. The decrease is primarily related to lower average debt outstanding.

Other income, net of $4 million for the first quarter of 2004 was $6 million favorable compared with other expense, net of $2 million in the first quarter of 2003. The increase is due to an interest recovery related to payments made in a prior period that were recovered in the first quarter of 2004.

Other Matters

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

Fuel

BNSF Railway measures the fair value of fuel hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties. BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance. See Note 2 to the Consolidated Financial Statements.

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy. BNSF Railway’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 to the Consolidated Financial Statements.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment; legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the Company’s ability to achieve its operational and financial initiatives and to contain costs, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In 2002, BNSF Railway was sued by the North Dakota Department of Health (DOH), and a number of intervenors, including the City of Mandan, regarding the scope of BNSF Railway’s obligation to remediate all or part of diesel contamination in Mandan, North Dakota. Proceedings were brought in state court, North Dakota Department of Health, et al. v. The Burlington Northern and Santa Fe Railway Company; District Court, State of North Dakota, County of Morton, South Central Judicial District Civil No. 02-C-1174, and in an administrative proceeding before DOH (Case No. 84-400 WPC). In both proceedings, DOH is seeking injunctive relief and compensatory damages as well as unspecified penalties that could exceed $100,000 due to alleged, historic spills of fuel. The intervenors are seeking injunctive relief and personal injury and property damages. In August 2002, the administrative law judge recommended granting the plaintiffs’ Motion for Partial Summary Judgment but that penalties were inappropriate against BNSF Railway. The subsequent administrative order issued on February 5, 2003, granted Partial Summary Judgment on liability and denied BNSF Railway’s Motion to Stay the Administrative Proceeding but did not include the administrative law judge’s recommendation regarding penalties. BNSF Railway appealed the order in May 2003. On October 21, 2003, the state court reversed the order and the administrative proceeding was stayed pending outcome of the state court lawsuit. In late March 2004, the state court granted DOH’s and the intervenors’ motions to amend their complaints to allege exemplary damages. The State, the City and BNSF Railway have agreed to mediation set for early May 2004.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: April 26, 2004

S-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1