Form 10-Q
period 2004-06-30
BURLINGTON NORTHERN & SANTA FE  RAILWAY CO
filed 2004-07-27
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 26, 2004
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,664	$2,285	$5,140	$4,512

Operating expenses:
Compensation and benefits	816	698	1,602	1,415
Purchased services	334	306	664	604
Depreciation and amortization	251	225	500	450
Equipment rents	197	180	384	349
Fuel	326	267	606	546
Materials and other	228	185	458	373

Total operating expenses	2,152	1,861	4,214	3,737

Operating income	512	424	926	775
Interest expense	34	37	66	75
Interest income, related parties	(6)	(5)	(12)	(13)
Other expense, net	5	3	1	5

Income before income taxes and cumulative effect of accounting change	479	389	871	708
Income tax expense	182	132	331	253

Income before cumulative effect of accounting change	$297	$257	$540	$455
Cumulative effect of accounting change, net of tax	—	—	—	39

Net income	$297	$257	$540	$494

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$64	$18
Accounts receivable, net	213	121
Materials and supplies	294	266
Current portion of deferred income taxes	285	280
Other current assets	390	145

Total current assets	1,246	830

Property and equipment, net	25,324	25,016
Other assets	1,287	920
Intercompany notes receivable, net	1,225	1,455

Total assets	$29,082	$28,221

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$1,862	$2,024
Long-term debt due within one year	309	244

Total current liabilities	2,171	2,268

Long-term debt and commercial paper	1,696	1,736
Deferred income taxes	7,760	7,474
Casualty and environmental liabilities	300	305
Minimum pension liability	359	359
Employee separation costs	133	144
Other liabilities	1,346	1,250

Total liabilities	13,765	13,536

Commitments and contingencies (see Notes 2, 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	9,073	8,533
Accumulated other comprehensive loss	(42)	(134)

Total stockholder’s equity	15,317	14,685

Total liabilities and stockholder’s equity	$29,082	$28,221

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2004	2003
OPERATING ACTIVITIES
Net income	$540	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	450
Deferred income taxes	225	240
Employee separation costs paid	(15)	(18)
Cumulative effect of accounting change, net of tax	—	(39)
Other, net	(46)	(92)
Changes in current assets and liabilities:
Accounts receivable, net	(92)	(5)
Materials and supplies	(28)	(3)
Other current assets	(122)	(71)
Accounts payable and other current liabilities	(97)	(140)

Net cash provided by operating activities	865	816

INVESTING ACTIVITIES
Capital expenditures	(692)	(835)
Other, net	(287)	(51)

Net cash used for investing activities	(979)	(886)

FINANCING ACTIVITIES
Payments on long-term debt, net	(71)	(87)
Net decrease in intercompany notes receivable	230	171
Other, net	1	1

Net cash provided by financing activities	160	85

Increase in cash and cash equivalents	46	15
Cash and cash equivalents:
Beginning of period	18	28
End of period	$64	$43

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$31	$60
Income taxes paid, net of refunds	$155	$110
Non-cash asset financing	$48	$4

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and 2003, have been included.

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

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to net income of $39 million, net of tax, for the six months ended June 30, 2003, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The Company’s liability for legally obligated asset retirement costs is $4 million at June 30, 2004 and December 31, 2003.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 14 and 15 percent of total operating expenses during the six months ended June 30, 2004 and 2003, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first six months of 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $13 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of June 30, 2004, BNSF Railway’s total fuel-hedging program covered 58 percent, 53 percent, 27 percent and 3 percent of estimated fuel purchases for the remainder of 2004, 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hedge benefit	$64	$6	$114	$30
Ineffective portion of unexpired hedges	(1)	2	3	—
Tax effect	24	3	45	11

Hedge benefit, net of tax	$39	$5	$72	$19

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	June 30, 2004	December 31, 2003
Short-term fuel-hedging asset	$204	$102
Long-term fuel-hedging asset	93	43
Ineffective portion of unexpired hedges	6	3
Tax effect	111	55

Amount included in AOCI, net of tax	$180	$87

Settled fuel-hedging contracts receivable	$64	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of June 30, 2004, BNSF Railway had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the first half of 2004, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 85 million gallons of fuel at an average price of approximately $0.95 per gallon. Also during the first half of 2004 the Company entered into costless collar agreements utilizing HO to hedge the equivalent of approximately 170 million gallons of fuel with an average cap price of $0.94 per gallon and an average floor price of $0.87 per gallon. The following table provides fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2004.

	Quarter Ending		Total
2004	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	151.20	154.35	305.55
Average swap price (per gallon)	$0.69	$0.74	$0.72
Fair value (in millions)	$51	$47	$98

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending				Annual
2005	March 31,	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	9.45	25.20	18.90	15.75	69.30
Average swap price (per gallon)	$1.00	$0.92	$0.91	$0.93	$0.93
Fair value (in millions)	$—	$—	$—	$1	$1

HO Collars
Gallons hedged (in millions)	—	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$—	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$—	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$—	$—	$—	$—	$—

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$—	$—	$1	$—	$1

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$—	$—	$—	$—	$—

West Texas Intermediate Crude Oil Hedges

As of June 30, 2004, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first half of 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 154 million gallons of fuel with an average cap price of $32.61 per barrel and an average floor price of $28.31 per barrel. The following tables provide fuel hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2004.

	Quarter Ending		Total
2004	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	525	675	1,200
Equivalent gallons hedged (in millions)	22.05	28.35	50.40
Average swap price (per barrel)	$20.61	$21.34	$21.02
Fair value (in millions)	$9	$10	$19

WTI Collars
Barrels hedged (in thousands)	300	375	675
Equivalent gallons hedged (in millions)	12.60	15.75	28.35
Average cap price (per barrel)	$28.60	$27.76	$28.13
Average floor price (per barrel)	$24.20	$23.30	$23.70
Fair value (in millions)	$3	$3	$6

	Quarter Ending				Annual
2005	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$7	$7	$11	$12	$37

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$35	$29	$20	$12	$96

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$12	$5	$2	$—	$19

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$7	$6	$3	$1	$17

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$—	$—	$—	$—	$—

NYMEX #2 Heating Oil Refining Spread Hedges

As of June 30, 2004, the Company had entered into fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The Company did not enter into any additional HO-WTI swaps during the first half of 2004. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of June 30, 2004.

	Quarter Ending		Total
2004	September 30,	December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	525	675	1,200
Equivalent gallons hedged (in millions)	22.05	28.35	50.40
Average swap price (per barrel)	$3.81	$4.90	$4.42
Fair value (in millions)	$1	$2	$3

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy.

As of June 30, 2004 and December 31, 2003, BNSF Railway had one swap on a notional amount of $100 million in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offer Rate (LIBOR). The swap transaction outstanding is reflected in the following table (dollars in millions):

	June 30, 2004
	Maturity Date						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
Fair value hedges
Fixed to variable swaps (in millions)	$100	—	—	—	—	—	$100	$1
Average fixed rate	8.63%	—	—	—	—	—	8.63%
Average floating rate	5.46%	—	—	—	—	—	5.46%

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hedge benefit	$1	$1	$2	$1
Tax effect	—	—	1	—

Hedge benefit, net of tax	$1	$1	$1	$1

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt, was as follows (in millions):

	June 30, 2004	December 31, 2003
Short-term interest rate hedging asset	$1	$3
Long-term interest rate hedging asset	$—	$—

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market value for the transaction provided by the counterparty to this agreement.

3. Comprehensive Income

Total comprehensive income was comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$297	$257	$540	$494
Other comprehensive income, net of tax	54	11	92	15

Total comprehensive income	$351	$268	$632	$509

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2004. Outstanding undivided interests held by investors under the A/R sales program were $625 million at June 30, 2004, and December 31, 2003. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $916 million and $808 million of receivables transferred by SFRC to the master trust at

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

June 30, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $291 million and $183 million at June 30, 2004 and December 31, 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $625 million at June 30, 2004 and December 31, 2003 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $5.5 billion and $4.6 billion for the six months ended June 30, 2004 and 2003, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $5 million and $4 million for the six months ended June 30, 2004 and 2003, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.1 percent and 1.3 percent in the six months ended June 30, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the amount of receivables BNSF Railway could sell would decrease by approximately $8 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer. At June 30, 2004 and December 31, 2003, $76 million and $78 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At June 30, 2004 and December 31, 2003, $68 million and $85 million, respectively, of such allowances had been recorded. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. During the six months ended June 30, 2004 and 2003, $5 million and $3 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2004, BNSF Railway was in compliance with these provisions.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5. Debt

Mortgage Bonds

Six Months Ended June 30, 2003

In January 2003, the Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2004 are as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)	Capitalized Obligations (b)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$68	$109	$109	15	$38
Westside Intermodal Transportation Corporation	0.0%	$45	$74	$—	19	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$12
Various lessors (Residual value guarantees)	0.0%	N/A	$48	$48	Various	$—
All other	0.0%	$11	$12	$6	Various	$—

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
(b)	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P., a subsidiary of Kinder Morgan Energy Partners, L.P. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF Railway or the exercise of the call rights by the general partners of SFPP, L.P.

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

Residual value guarantees (RVG)

In the normal course of business, the Company enters into operating leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus in the actual residual value of the leased equipment over the RVG. These guarantees will expire between 2005 and 2011. As of June 30, 2004, the Company has recorded a $9 million asset and corresponding liability for the fair value of the RVG’s.

All other

BNSF Railway guarantees $11 million of other debt. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $6 million of the $11 million of guarantees. These guarantees expire between 2005 and 2014.

Other than as discussed above, there is no collateral held by a third party which the Company could obtain and liquidate to recover any amounts paid under the above guarantees.

Other than as discussed above, none of the guarantees are recorded in the Consolidated Financial Statements of the Company. The Company does not expect performance under these guarantees to have a material effect on the Company in the foreseeable future.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6. Commitments and Contingencies

Personal Injury and Casualty Losses

Personal injury claims, including work-related injuries and occupational illness claims of employees, are a significant expense for the railroad industry. Compensation claims by BNSF Railway employees for work-related injuries and occupational illness claims are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. The variability present in awards in these cases, cases involving non-employee personal injury and casualty loss and matters in which punitive damages are alleged could result in increased expenses in future years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2004, BNSF Railway had paid premiums of $140 million to BNSF IC for such coverage of which $70 million is included in other current assets in the Consolidated Balance Sheets at June 30, 2004.

The Company recognized additional personal injury and casualty loss expenses of $23 million and $8 million for the three months ended June 30, 2004 and 2003, respectively, and $38 million and $22 million for the six months ended June 30, 2004 and 2003, respectively. BNSF Railway made payments for personal injuries and casualty losses of $81 million and $86 million during the first six months of 2004 and 2003, respectively. At June 30, 2004 the Company had recorded liabilities of $234 million related to personal injury and casualty loss claims. Of this amount, $94 million is included in current liabilities. BNSF Railway’s liabilities for personal injury and casualty loss claims are undiscounted.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at approximately 400 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized environmental expenses of $38 million and $16 million for the three months ended June 30, 2004 and 2003, respectively, and $64 million and $31 million for the six months ended June 30, 2004 and 2003, respectively. For the second quarter of 2004, BNSF Railway recorded approximately $30 million in expense related to developments at two former fueling facility sites. BNSF Railway paid $21 million and $32 million during the first six months of 2004 and 2003, respectively, for mandatory and unasserted cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. BNSF Railway has recorded liabilities for remediation and restoration of all known sites of $242 million at June 30, 2004. Of this amount, $82 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2004, will be paid over the next five years and no individual site is considered to be material.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2004	2003
Beginning balance at January 1,	$179	$210
Payments	(15)	(18)
Other	2	(1)

Ending balance at June 30,	$166	$191

Employee separation liabilities of $166 million are included in the Consolidated Balance Sheets at June 30, 2004, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2004, $33 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $141 million at June 30, 2004. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2004 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $15 million at June 30, 2004. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and a separation program announced in July 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The July 2003 separation program affected approximately 150 employees and was substantially completed during the fourth quarter in 2003. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at June 30, 2004, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $10 million at June 30, 2004. These costs will be paid over the next several years based on deferral elections made by the employees. In addition, BNSF Railway recorded other liabilities of approximately $2 million in the second quarter of 2004 primarily related to a voluntary severance program for certain union employees. As of June 30, 2004, the remaining liability related to this voluntary severance program was less than $1 million.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $155 million and $110 million, during the first six months of 2004 and 2003, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of less than $1 million and a net intercompany payable balance of $4 million June 30, 2004 and December 31, 2003, respectively, which are reflected in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At June 30, 2004 and December 31, 2003, BNSF Railway had $125 million and $107 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2004, BNSF Railway had additional borrowings of $19 million of variable rate notes and made payments of $1 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Statements of Income. The intercompany notes are due on demand.

At June 30, 2004 and December 31, 2003, BNSF Railway had $1,350 million and $1,562 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $212 million decrease in intercompany notes receivable is due to repayments of $507 million from BNSF offset by additional borrowings of $295 million during the first six months of 2004. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value on the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives, to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was $7 million and $4 million for the six months ended June 30, 2004 and 2003, respectively.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost (benefit) for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$5	$4	$10	$8
Interest cost	24	25	48	50
Expected return on plan assets	(28)	(31)	(56)	(62)
Amortization of net loss	3	1	6	2
Amortization of prior service costs	—	—	—	—

Net cost (benefit) recognized	$4	$(1)	$8	$(2)

	Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$1	$1	$2	$2
Interest cost	5	5	10	10
Expected return on plan assets	—	—	—	—
Amortization of net loss	1	2	3	4
Amortization of prior service costs	(1)	—	(2)	—

Net cost (benefit) recognized	$6	$8	$13	$16

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF adopted guidance pursuant to FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003 as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s postretirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF’s ongoing retiree medical costs.

BNSF measured the effects of the Act on the accumulated post-retirement benefit obligation (APBO) as of January 1, 2004, and as such, the APBO was reduced by $36 million. Net periodic postretirement benefit cost for the three months ended June 30, 2004 was reduced by approximately $2 million due to the effects of the Act.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10. Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

The Burlington Northern and Santa Fe Railway Company:

We have reviewed the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of June 30, 2004, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
July 21, 2004

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company, its majority-owned subsidiaries, and a variable interest entity for which BNSF Railway is the primary beneficiary (collectively BNSF Railway, Registrant or Company).

Results of Operations

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

BNSF Railway recorded net income for the first six months of 2004 of $540 million, compared with first six months of 2003 net income of $494 million, which included the favorable cumulative effect of an accounting change in the first quarter of 2003 of $39 million, net of tax. Operating income of $926 million for the first six months of 2004 was $151 million higher than the first six months of 2003.

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the six months ended June 30, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$1,964	$1,756	2,285	2,091	$860	$840
Industrial Products	1,183	1,042	757	697	1,563	1,495
Coal	1,073	989	1,069	991	1,004	998
Agricultural Products	862	675	457	392	1,886	1,722

Total Freight Revenues	5,082	4,462	4,568	4,171	$1,113	$1,070

Other Revenues	58	50

Total Operating Revenues	$5,140	$4,512

Freight revenues for the first six months of 2004 were $5.1 billion, up 14 percent compared with the same 2003 period. Freight revenues in the first six months of 2004 included $111 million in fuel surcharges compared with $50 million in the prior year. Average revenue per car/unit increased 4 percent in the first six months of 2004 to $1,113 from $1,070 in the first six months of 2003.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $1,964 million for the first six months of 2004 were $208 million, or 12 percent, greater than the first six months of 2003. The increase in Consumer Products revenue is primarily due to increased volumes in the international and truckload sectors. The 2 percent increase in revenue per unit is due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business which has lower average revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: construction products, building products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $141 million, or 14 percent, to $1,183 million for the first six months of 2004. The revenue increase is due to strength in all four business areas with especially strong gains in lumber, panel products, paper, steel, plastics and petroleum products. Rate increases in excess of 2 percent along with fuel surcharges and larger volume increases in higher rated commodities contributed to a 5 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $1,073 million, for the first six months of 2004, increased $84 million, or 8 percent, versus the same period a year ago. This increase is primarily the result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 1 percent, primarily driven by contractual rate escalations. The year-over-year increase in average revenue per car was reduced as a result of favorable litigation adjustments in 2003.

Agricultural Products

The transportation of agricultural products includes corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $862 million for the first six months of 2004 were $187 million, or 28 percent, higher than revenues for the first six months of 2003. This increase is primarily due to increased corn and wheat exports. Average revenue per car increased 10 percent. The strong global demand for grain that has driven up commodity prices has also favorably impacted the transportation rates.

Expenses

Total operating expenses for the first six months of 2004 were $4,214 million, an increase of $477 million, or 13 percent, versus the same in 2003 period primarily related to fuel expense, higher volumes handled and lower gains from property dispositions.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives paid or accrued during the period, benefit plan participation, increased pension expenses, and actuarial assumptions.

Compensation and benefits expenses of $1,602 million for the first half of 2004 were $187 million, or 13 percent, higher than the first six months of 2003. The increase primarily reflects higher volumes, wage inflation, crew training, incentive expenses for the Company’s salaried and scheduled workforce, and increased pension expenses.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of equipment and technology, and other services, such as vegetation control, provided to BNSF Railway. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased services of $664 million for the first six months of 2004 were $60 million, or 10 percent, higher than the first six months of 2003. This increase is primarily due to higher volume-related costs for locomotive contract maintenance expense, intermodal ramp costs and haulage payments for contracted transportation over other roads.

Depreciation and amortization

Depreciation and amortization expenses for the period are determined by using the group method of depreciation, applying a single rate to the gross investment in a particular class of property. Due to the capital-intensive nature of BNSF Railway’s operations, depreciation expense is a significant component of the Company’s operating expense. The full effect of inflation is not reflected in operating expenses since depreciation is based on historical cost.

Depreciation and amortization expenses of $500 million for the first six months of 2004 were $50 million, or 11 percent, higher than the same period in 2003. $20 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF Railway recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company as required by purchase accounting. In addition, the remaining increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for the first six months of 2004 of $384 million were $35 million, or 10 percent, higher than the first six months of 2003. The increase is primarily due to continuous volume increases which increased car equipment costs. Additionally, the extension of short-term locomotive leases and reduced short-term lease incentives contributed to the increase.

Fuel

Fuel expense is driven by the level of locomotive consumption, market price and the effects of hedging activities.

Fuel expenses of $606 million for the first six months of 2004 were $60 million, or 11 percent, higher than the first six months of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, offset by a decrease in the average all-in cost per gallon of diesel fuel. Consumption in the first six months of 2004 was 660 million gallons, up 12 percent compared to the consumption in the first six months of 2003 of 589 million gallons. The average all-in cost per gallon of diesel fuel decreased by less than 1-cent, or $6 million, which is comprised of an increase in the hedge benefit of approximately 13-cents, or $87 million (first six months 2004 benefit of $117 million less first six months of 2003 benefit of $30 million) offset by an increase in the average purchase price of more than 12-cents or $81 million.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation, and derailments as well as employee separation costs, utilities, and property and miscellaneous taxes. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $458 million for the first six months of 2004 were $85 million, or 23 percent, higher than the first six months of 2003 principally due to approximately $30 million in environmental developments at two former fueling facility sites, increased casualty costs driven by two large derailments, higher material costs to maintain freight cars and locomotives due to higher volumes, and relocation costs to consolidate one of the Company’s locomotive repair facilities.

Interest expense

Interest expense of $66 million for the first six months of 2004 was $9 million, or 12 percent, lower than the first six months of 2003. This decrease was primarily the result of lower average interest rates partially offset by higher average debt outstanding.

Income taxes

The effective tax rate for the first six months of 2004 was 38.0 percent compared to 35.7 percent for the prior year period. The increase in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in the second quarter of 2003.

Other Matters

Commercial

In July 2004, BNSF Railway initiated an arbitration proceeding under a Joint Service Agreement (JSA) with J.B. Hunt Transportation (J.B. Hunt), a major truckload carrier with which BNSF Railway handles substantial joint intermodal movements. In the proceeding, BNSF Railway is seeking an increase in its future divisions of joint revenue for intermodal movements. J.B. Hunt has responded with a notice of arbitration raising other issues under the JSA. In Arkansas state court, J.B. Hunt has filed a petition seeking a declaratory order of the rights of the parties under the JSA. The results of these proceedings are not expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

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

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy. BNSF Railway’s measurement of the fair value of interest rate swaps and treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 to the Consolidated Financial Statements.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment; legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and other types of claims and litigation; and operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 regarding the scope of BNSF Railway’s obligation to remediate all or part of diesel contamination in Mandan, North Dakota in a proceeding brought in state court, North Dakota Department of Health, et al. v. The Burlington Northern and Santa Fe Railway Company; District Court, State of North Dakota, County of Morton, South Central Judicial District Civil No. 02-C-1174, and in an administrative proceeding before the Department of Health (Case No. 84-400 WPC). On June 30, 2004, BNSF Railway, the State of North Dakota and the City of Mandan agreed to a settlement, subject to the execution of a written agreement, of the state court lawsuit and the administrative proceeding. Under the settlement, BNSF Railway will convey a strip of property to the City and will pay $29 million, of which $1 million is a penalty, and the State will assume clean-up obligations for certain specified properties in downtown Mandan not owned by BNSF Railway. The State also agreed to the method of remediation to be employed by BNSF Railway for diesel contamination on BNSF Railway property. Although the intervenors’ claims in the state court proceeding are not resolved, the potential exposure presented by these claims is not considered material and, accordingly, this matter therefore is considered terminated.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY
(Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated:	July 26, 2004

S-1

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1