Form 10-Q
period 2004-09-30
BURLINGTON NORTHERN & SANTA FE  RAILWAY CO
filed 2004-11-09
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2004
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,769	$2,388	$7,909	$6,900

Operating expenses:
Compensation and benefits	850	762	2,452	2,178
Purchased services	339	310	1,003	913
Depreciation and amortization	254	232	754	682
Equipment rents	210	180	594	529
Fuel	332	265	938	812
Materials and other	669	204	1,127	576

Total operating expenses	2,654	1,953	6,868	5,690

Operating income	115	435	1,041	1,210
Interest expense	33	36	99	111
Interest income, related parties	(8)	(5)	(20)	(18)
Other income, net	(6)	(5)	(5)	—

Income before income taxes and cumulative effect of accounting change	96	409	967	1,117
Income tax expense	36	156	367	409

Income before cumulative effect of accounting change	$60	$253	$600	$708
Cumulative effect of accounting change, net of tax	—	—	—	39

Net income	$60	$253	$600	$747

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$58	$18
Accounts receivable, net	244	129
Materials and supplies	320	266
Current portion of deferred income taxes	293	280
Other current assets	549	145

Total current assets	1,464	838

Property and equipment, net	25,604	25,016
Other assets	1,310	920
Intercompany notes receivable, net	1,623	1,455

Total assets	$30,001	$28,229

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,053	$2,032
Long-term debt due within one year	307	244

Total current liabilities	2,360	2,276

Long-term debt	1,666	1,736
Deferred income taxes	7,832	7,474
Casualty and environmental liabilities	765	305
Minimum pension liability	359	359
Employee separation costs	127	144
Other liabilities	1,376	1,250

Total liabilities	14,485	13,544

Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	9,133	8,533
Accumulated other comprehensive income (loss)	97	(134)

Total stockholder’s equity	15,516	14,685

Total liabilities and stockholder’s equity	$30,001	$28,229

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2004	2003
OPERATING ACTIVITIES
Net income	$600	$747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	754	682
Deferred income taxes	203	375
Employee separation costs paid	(29)	(37)
Cumulative effect of accounting change, net of tax	—	(39)
Other, net	354	(140)
Changes in current assets and liabilities:
Accounts receivable, net	(115)	(20)
Materials and supplies	(54)	9
Other current assets	(113)	(28)
Accounts payable and other current liabilities	127	(6)

Net cash provided by operating activities	1,727	1,543

INVESTING ACTIVITIES
Capital expenditures	(1,163)	(1,312)
Other, net	(231)	(83)

Net cash used for investing activities	(1,394)	(1,395)

FINANCING ACTIVITIES
Payments on long-term debt, net	(126)	(144)
Net increase in intercompany notes receivable	(168)	(3)
Other, net	1	1

Net cash used for financing activities	(293)	(146)

Increase in cash and cash equivalents	40	2
Cash and cash equivalents:
Beginning of period	18	28

End of period	$58	$30

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$101	$100
Income taxes paid, net of refunds	$204	$132
Non-cash asset financing	$74	$20

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2003	$6,286	$8,533	$(134)	$14,685
Comprehensive income:
Net income		600		600
Gain on derivative instruments net of tax expense of $141			231	231

Total comprehensive income				831

Balance at September 30, 2004	$6,286	$9,133	$97	$15,516

See accompanying Notes to Consolidated Financial Statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary to present fairly BNSF Railway’s consolidated financial position as of September 30, 2004, and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, have been included.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Implementation of FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited partnership (the Partnership) with subsidiaries of three chemical manufacturing companies that ship their products on BNSF Railway’s rail lines. The purpose of this Partnership is to construct and operate a 13-mile railroad, which will service several chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility. The Company has determined that San Jacinto Rail Limited, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact on the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation resulted in an increase in assets of $54 million, which includes $26 million and $23 million in cash and land, respectively, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The net cumulative effect of adopting SFAS No. 143 for years prior to 2003 was an increase to net income of $39 million, net of tax, for the nine months ended September 30, 2003, which is reflected in the cumulative effect adjustment recorded in the first quarter of 2003. The Company’s liability for legally obligated asset retirement costs was $5 million and $4 million at September 30, 2004 and December 31, 2003, respectively.

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

Fuel

Fuel costs represented 14 percent of total operating expenses during the nine month periods ended September 30, 2004 and 2003. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first nine months of 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in $13 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Program

As of September 30, 2004, BNSF Railway’s total fuel-hedging program covered 58 percent, 54 percent, 27 percent and 3 percent of estimated fuel purchases for the remainder of 2004, 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hedge benefit	$92	$14	$206	$44
Ineffective portion of unexpired hedges	3	—	6	—
Tax effect	37	6	81	17

Hedge benefit, net of tax	$58	$8	$131	$27

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30, 2004	December 31, 2003
Short-term fuel-hedging asset	$369	$102
Long-term fuel-hedging asset	155	43
Ineffective portion of unexpired hedges	9	3
Tax effect	196	55

Amount included in AOCI, net of tax	$319	$87

Settled fuel-hedging contracts receivable	$92	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of September 30, 2004, BNSF Railway had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During the first nine months of 2004, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 85 million gallons of fuel at an average price of approximately $0.95 per gallon. Also during the first nine months of 2004, the Company entered into costless collar agreements utilizing HO to hedge the equivalent of approximately 170 million gallons of fuel with an average cap price of $0.94 per gallon and an average floor price of $0.87 per gallon. The following table provides fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2004.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2004	Quarter Ending December 31,
HO Swaps
Gallons hedged (in millions)	154.35
Average swap price (per gallon)	$0.74
Fair value (in millions)	$100

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	9.45	25.20	18.90	15.75	69.30
Average swap price (per gallon)	$1.00	$0.92	$0.91	$0.93	$0.93
Fair value (in millions)	$3	$6	$5	$4	$18

HO Collars
Gallons hedged (in millions)	—	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$—	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$—	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$—	$1	$3	$5	$9

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$3	$3	$4	$5	$15

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$4	$—	$—	$—	$4

West Texas Intermediate Crude Oil Hedges

As of September 30, 2004, the Company had entered into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first nine months of 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 154 million gallons of fuel with an average cap price of $32.61 per barrel and an average floor price of $28.31 per barrel. The following tables provide fuel hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2004.

2004	Quarter Ending December 31,
WTI Swaps
Barrels hedged (in thousands)	675
Equivalent gallons hedged (in millions)	28.35
Average swap price (per barrel)	$21.34
Fair value (in millions)	$18

WTI Collars
Barrels hedged (in thousands)	375
Equivalent gallons hedged (in millions)	15.75
Average cap price (per barrel)	$27.76
Average floor price (per barrel)	$23.30
Fair value (in millions)	$8

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per barrel)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$13	$14	$21	$23	$71

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per barrel)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per barrel)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$76	$59	$39	$24	$198

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$22	$9	$5	$—	$36

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$17	$15	$7	$4	$43

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$1	$—	$—	$—	$1

NYMEX #2 Heating Oil Refining Spread Hedges

As of September 30, 2004, the Company had entered into fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The Company did not enter into any additional HO-WTI swaps during the first nine months of 2004. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of September 30, 2004.

2004	Quarter Ending December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	675
Equivalent gallons hedged (in millions)	28.35
Average swap price (per barrel)	$4.90
Fair value (in millions)	$3

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

As of September 30, 2004 and December 31, 2003, BNSF Railway had one swap on a notional amount of $100 million in which it pays an average floating rate, which fluctuates quarterly, based on London Interbank Offered Rate (LIBOR). The swap transaction outstanding is reflected in the following table (dollars in millions):

	September 30, 2004
	Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fair value hedges
Fixed to variable swaps (in millions)	$100	—	—	—	—	—	$100	$1
Average fixed rate	8.63%	—	—	—	—	—	8.63%
Average floating rate	5.97%	—	—	—	—	—	5.97%

The amounts recorded in the Consolidated Statements of Income, as a reduction of interest expense, for interest rate fair value hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hedge benefit	$1	$1	$2	$2
Tax effect	—	—	1	1

Hedge benefit, net of tax	$1	$1	$1	$1

The amounts recorded in the Consolidated Balance Sheets for interest rate fair value hedge transactions, which represent the fair value of unexpired hedges, with a corresponding increase to debt, was as follows (in millions):

	September 30, 2004	December 31, 2003
Short-term interest rate hedging asset	$1	$3
Long-term interest rate hedging asset	$—	$—

BNSF Railway’s measurement of the fair value of the interest rate swap is based on estimates of the mid-market value for the transaction provided by the counterparty to this agreement.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

3.	Accounts Receivable, Net

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

SFRC renewed $350 million of its $700 million accounts receivable facilities, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five-year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2004. Outstanding undivided interests held by investors under the A/R sales program were $625 million at September 30, 2004, and December 31, 2003. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $941 million and $808 million of receivables transferred by SFRC to the master trust at September 30, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $316 million and $183 million at September 30, 2004 and December 31, 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $625 million at September 30, 2004 and December 31, 2003 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $8 billion and $7 billion for the nine months ended September 30, 2004 and 2003, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other income, net and were $8 million and $7 million for the nine months ended September 30, 2004 and 2003, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.3 percent and 1.1 percent in the nine months ended September 30, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2004 and December 31, 2003, $79 million and $78 million, respectively of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2004 and December 31, 2003, $61 million and $85 million, respectively of such allowances had been recorded of which $55 million and $77 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at September 30, 2004 and December 31, 2003, approximately $6 million and $8 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $625 million of outstanding undivided interests held by investors. During the nine months ended September 30, 2004 and 2003, $6 million and $5 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2004, BNSF Railway was in compliance with these provisions.

4.	Debt

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

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2004 are as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount (a)	Remaining Term (in years)	Capitalized Obligations (b)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$104	$104	14	$37
Westside Intermodal Transportation Corporation	0.0%	$45	$74	$—	19	$39
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$12
Various lessors (Residual value guarantees)	0.0%	N/A	$193	$193	Various	$—
All other	0.0%	$10	$11	$5	Various	$—

(a)	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
(b)	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $65 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC and accounts for its interest using the equity method of accounting.

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has guaranteed $59 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Residual value guarantees (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus in the actual residual value of the leased equipment over the RVG. These guarantees will expire between 2005 and 2011.

The maximum future payments, as disclosed in the table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment was zero. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2004, the Company has recorded a $47 million asset and corresponding liability for the fair value of the RVG’s. This amount includes a $38 million asset and corresponding liability related to locomotives financed during the third quarter of 2004.

All other

BNSF Railway guarantees $10 million of other debt. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $10 million of guarantees. These guarantees expire between 2005 and 2014.

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

Indemnities

In the ordinary course of business, BNSF Railway enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Additionally, the Company believes that due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5.	Commitments and Contingencies

Charge for Asbestos and Environmental Costs

During the third quarter of 2004, BNSF Railway recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million in the third quarter of 2004.

Personal Injury

Personal injury claims, including work-related injuries and asbestos claims and other occupational illness claims of employees, are a significant expense for the railroad industry. Compensation claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Some of the proceedings include claims by non-employees for punitive as well as compensatory damages and a few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards, and the average costs to settle projected claims, actual costs may differ from amounts recorded.

Asbestos

The Company is party to a number of personal injury claims by employees who worked around asbestos. The heaviest exposure for BNSF Railway employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FIN 14 “Reasonable Estimation of the Amount of a Loss”, was immaterial. Subsequent to this period, claim filings increased and when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF Railway then engaged a third party, who has extensive experience in performing asbestos studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million for the three and nine months ended September 30, 2004.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway anticipates obtaining annual updates of the study. On a quarterly basis, BNSF Railway will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to our estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

At September 30, 2004, the Company had recorded liabilities of $351 million for asbestos-related claims. Of the amount recorded, $296 million is related to unasserted claims while $55 million is related to asserted claims. $19 million is included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$63	$54	$60	$55
Accruals	293	4	308	13
Payments	(5)	(5)	(17)	(15)

Ending balance at September 30,	$351	$53	$351	$53

The following table summarizes information regarding only asserted asbestos claims filed against BNSF Railway:

	2004	2003
Claims unresolved at January 1	1,985	1,719
Claims filed	587	755
Claims settled, dismissed or otherwise resolved	(573)	(600)

Claims unresolved at September 30	1,999	1,874

Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985) which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 50, 70, and 90 percent of the future unasserted asbestos claims will be incurred within the next 10, 15, and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF Railway believes that the $351 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

The amounts recorded by BNSF Railway for the asbestos-related liability were based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of asbestos-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other Personal Injury

At September 30, 2004, the Company had recorded liabilities of $163 million related to other personal injury claims. Of this amount, $70 million is included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted and exclude future defense and processing costs.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$171	$255	$217	$318
Accruals	11	13	34	27
Payments	(19)	(34)	(88)	(111)

Ending balance at September 30,	$163	$234	$163	$234

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $150 million to $200 million. However, BNSF Railway believes that the $163 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

While the final outcome of these other personal injury matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Liabilities for environmental cleanup costs are recorded when BNSF Railway’s liability for environmental cleanup is both probable and a reasonable estimate of associated loss can be made. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF Railway engaged this third party actuary, who had an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in conducting a study of its potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. Consequently, during the third quarter of 2004, BNSF Railway recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million for the three and nine months ended September 30, 2004. The charge does not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF Railway’s recorded liability for third party claims as of September 30, 2004 is approximately $25 million.

The Company’s estimate of ultimate cost for clean up efforts at its known environmental sites utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s propriety benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from clean up efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. BNSF Railway also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway anticipates obtaining annual updates of the study. On a quarterly basis, BNSF Railway will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF Railway will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to our estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 384 sites, including the Superfund sites discussed above, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. BNSF Railway has recorded liabilities for remediation of all known sites of $390 million at September 30, 2004. Of this amount, $50 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2004 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Beginning balance	$242	$195	$199	$196
Accruals	186	11	250	42
Payments	(38)	(9)	(59)	(41)

Ending balance at September 30,	$390	$197	$390	$197

The following table summarizes the environmental sites:

	BNSF Railway sites
	2004	2003
Number of sites at January 1	402	396
Sites added during the period	26	26
Sites closed during the period	(44)	(21)

Number of sites at September 30,	384	401

Liabilities recorded for environmental costs represent BNSF Railway’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF Railway’s best estimates of all probable costs, without reduction for anticipated recoveries from third parties, BNSF Railway’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $390 million recorded is the best estimate of the Company’s future obligation for environmental costs.

While the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

6.	Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2004	2003
Beginning balance at January 1,	$179	$210
Accruals	6	15
Payments	(29)	(37)
Other	1	(1)

Ending balance at September 30,	$157	$187

Employee separation liabilities of $157 million are included in the Consolidated Balance Sheets at September 30, 2004, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2004, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $129 million at September 30, 2004. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2004 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $17 million at September 30, 2004. This amount primarily provides for severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger, and separation programs announced in July 2003 and July 2004. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program began in the third quarter with the remaining reductions expected in the fourth quarter of 2004. The July 2003 separation program affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

The remaining liability balance at September 30, 2004, represents benefits to be paid to affected employees who did not receive lump-sum payments, but instead will be paid over five to ten years or in some cases through retirement.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $11 million at September 30, 2004. These costs will be paid over the next several years based on deferral elections made by the employees. In addition, BNSF Railway recorded costs of approximately $2 million in the second quarter of 2004 primarily related to a voluntary severance program for certain union employees. As of September 30, 2004, the remaining liability related to this voluntary severance program was less than $1 million.

7.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $204 million and $132 million, during the first nine months of 2004 and 2003, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $15 million and a net intercompany payable balance of $4 million as of September 30, 2004 and December 31, 2003, respectively, which are reflected in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

THE BURLINGTON NORTHERN AND SANTA FE RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At September 30, 2004 and December 31, 2003, BNSF Railway had $139 million and $107 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first nine months of 2004, BNSF Railway had additional borrowings of $33 million of variable rate notes and made payments of $1 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Statements of Income. The intercompany notes are due on demand.

At September 30, 2004 and December 31, 2003, BNSF Railway had $1,762 million and $1,562 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $200 million increase in intercompany notes receivable is due to repayments of $515 million from BNSF offset by additional borrowings of $715 million during the first nine months of 2004. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value on the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives, to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense is recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 and was $11 million and $8 million for the nine months ended September 30, 2004 and 2003, respectively.

8.	Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost (benefit) for the three and nine months ended September 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$4	$4	$14	$12
Interest cost	24	25	72	75
Expected return on plan assets	(28)	(31)	(84)	(93)
Amortization of net loss	3	1	9	3

Net cost recognized	$3	$(1)	$11	$(3)

	Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost (Benefit)	2004	2003	2004	2003
Service cost	$1	$1	$3	$3
Interest cost	5	5	15	15
Amortization of net loss	1	2	4	6
Amortization of prior service costs	(1)	—	(3)	—

Net cost (benefit) recognized	$6	$8	$19	$24

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

BNSF measured the effects of the Act on the accumulated post-retirement benefit obligation (APBO) as of January 1, 2004, and as such, the APBO was reduced by $36 million. Net periodic postretirement benefit cost for the nine months ended September 30, 2004 was reduced by approximately $3 million due to the effects of the Act.

9.	Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of

The Burlington Northern and Santa Fe Railway Company:

We have reviewed the accompanying consolidated balance sheet of The Burlington Northern and Santa Fe Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of September 30, 2004, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 and the consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2004

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of The Burlington Northern and Santa Fe Railway Company, its majority-owned subsidiaries, and a variable interest entity for which BNSF Railway is the primary beneficiary (collectively BNSF Railway, Registrant or Company).

Results of Operations

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the nine months ended September 30, 2004 and 2003:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2004	2003	2004	2003	2004	2003
	(in millions)		(in thousands)
Consumer Products	$3,059	$2,683	3,563	3,203	$859	$838
Industrial Products	1,817	1,596	1,164	1,072	1,561	1,489
Coal	1,662	1,500	1,641	1,510	1,013	993
Agricultural Products	1,280	1,046	667	599	1,919	1,746

Total Freight Revenues	7,818	6,825	7,035	6,384	$1,111	$1,069

Other Revenues	91	75

Total Operating Revenues	$7,909	$6,900

Freight revenues for the first nine months of 2004 were $7,818 million, up 15 percent compared with the same 2003 period. Freight revenues in the first nine months of 2004 included $207 million in fuel surcharges compared with $64 million in the prior year. Average revenue per car/unit increased 4 percent in the first nine months of 2004 to $1,111 from $1,069 in the first nine months of 2003.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $3,059 million for the first nine months of 2004 were $376 million, or 14 percent, greater than the first nine months of 2003. The increase in Consumer Products revenue is primarily due to increased volumes in the international and truckload sectors. The 3 percent increase in revenue per unit is due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business which has lower average revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: construction products, building products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $221 million, or 14 percent, to $1,817 million for the first nine months of 2004. The revenue increase is due to strength in all four business areas (chemicals & plastics, petroleum products, building products and construction products), with especially strong gains in lumber, panel products, steel, cement and waste products. Rate increases in excess of 2 percent along with fuel surcharges and larger volume increases in higher rated commodities contributed to a 5 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $1,662 million, for the first nine months of 2004, increased $162 million, or 11 percent, versus the same period a year ago. This increase is primarily the result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 2 percent, primarily driven by contractual rate escalations and increased length of haul. The year-over-year increase in average revenue per car was reduced as a result of favorable litigation adjustments in 2003.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $1,280 million for the first nine months of 2004 were $234 million, or 22 percent, higher than revenues for the first nine months of 2003. This increase is primarily due to increased corn and wheat exports as current ocean freight rates are favoring movements to the Pacific Northwest. Average revenue per car increased 10 percent.

Other Revenue

Other Revenues of $91 million for the first nine months of 2004 were $16 million or 21 percent higher than revenues for the first nine months of 2003. The increase is primarily due to increased revenue from switching services due to higher volumes and increased demurrage collections from customers.

Expenses

Total operating expenses for the first nine months of 2004 were $6,868 million, an increase of $1,178 million, or 21 percent, versus the same 2003 period.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives plans, increased pension expenses, and actuarial assumptions.

Compensation and benefits expenses of $2,452 million for the first three quarters of 2004 were $274 million, or 13 percent, higher than the first nine months of 2003. The increase primarily reflects higher volumes, wage inflation, crew training costs, incentive expenses for the Company’s salaried and scheduled workforce, and increased pension expenses.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of equipment and technology, and other services, such as vegetation control, provided to BNSF Railway. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased services of $1,003 million for the first nine months of 2004 were $90 million, or 10 percent, higher than the first nine months of 2003. This increase is primarily due to higher volume-related costs for locomotive contract maintenance expense, intermodal ramp costs and haulage payments for contracted transportation over other railroads.

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

Depreciation and amortization expenses of $754 million for the first nine months of 2004 were $72 million, or 11 percent, higher than the same period in 2003. Approximately $30 million of this increase in depreciation expense is due to the expiration of the amortization period for locomotives in which BNSF Railway recorded a decrease in the fair market value at the time of the merger of Burlington Northern Railroad Company and The Atchison, Topeka and Santa Fe Railway Company as required by purchase accounting. In addition, the remaining increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for the first nine months of 2004 of $594 million were $65 million, or 12 percent, higher than the first nine months of 2003. The increase is primarily due to volume increases which increased car equipment costs. Additionally, the extension of short-term locomotive leases and reduced short-term lease incentives contributed to the increase.

Fuel

Fuel expense is driven by the level of locomotive consumption of diesel fuel, market price and the effects of the Company’s hedging activities.

Fuel expenses of $938 million for the first nine months of 2004 were $126 million, or 16 percent, higher than the first nine months of 2003. The increase in fuel expense is due to an increase in consumption driven by higher volumes, and an increase in the average all-in cost per gallon of diesel fuel. Consumption in the first nine months of 2004 was 996 million gallons, up 12 percent, compared to the first nine months of 2003 consumption of 890 million gallons. The average all-in cost per gallon of diesel fuel increased by 3-cents, or $30 million, which is comprised of an increase in the average purchase price of 19-cents, or $198 million, offset by an increase in the hedge benefit of approximately 16-cents, or $168 million (first nine months 2004 benefit of $212 million less first nine months of 2003 benefit of $44 million).

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

Materials and other expenses of $1,127 million for the first nine months of 2004, which includes a charge of $465 million related to a change in BNSF Railway’s estimates of asbestos and environmental liabilities, were $551 million higher than the first nine months of 2003. The remainder of the increase in materials and other expenses is related to environmental expense primarily related to developments at two former fueling facility sites, increased casualty costs driven by two large derailments, higher material costs to maintain freight cars and locomotives due to higher volumes, and relocation costs to consolidate one of the Company’s locomotive repair facilities.

Interest expense

Interest expense of $99 million for the first nine months of 2004 was $12 million, or 11 percent, lower than the first nine months of 2003. This decrease was primarily the result of lower average debt outstanding.

Other income

Other income was $5 million for the first nine months of 2004 compared with other expense of less than $1 million in the prior year period. This increase is primarily due to the receipt of interest income from a settlement that was received in the third quarter of 2004 partially offset by losses on company owned life insurance.

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

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy. BNSF Railway’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. See Note 2 to the Consolidated Financial Statements.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to, economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, adverse economic conditions in BNSF Railway’s supplier base, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment; legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, occupational disease, the release of hazardous materials, and damage to property; and operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting.

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

Dated: November 9, 2004

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