Form 10-K
period 2004-12-31
BNSF RAILWAY CO
filed 2005-02-15
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-6324

BNSF Railway Company

(Formerly known as The Burlington Northern and Santa Fe Railway Company)

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

Title of each class

Burlington Northern, Inc.

(Now BNSF Railway Company)

Consolidated Mortgage Bonds

9.25%, Series H, due 2006

6.55%, Series K, due 2020

3.80%, Series L, due 2020

3.20%, Series M, due 2045

8.15%, Series N, due 2020

6.55%, Series O, due 2020

8.15%, Series P, due 2020

Debenture, 8.75%, due 2025

Northern Pacific Railway Company General Lien Railway and Land Grant 3% Bonds, due 2047 St. Louis-San Francisco Railway Company Income Debentures, 5%, Series A, due 2006

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 2, 2005.

*	BNSF Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF); as a result, there is no market data with respect to registrant’s shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

BNSF Railway Company (BNSF Railway or Company), formerly known as The Burlington Northern and Santa Fe Railway Company and the Burlington Northern Railroad Company (BNRR) was incorporated in the State of Delaware on January 13, 1961, and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the stockholders of Burlington Northern, Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the stockholders of BNSF pursuant to a business combination of the two companies.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway’s parent, SFP, merged with and into The Burlington Northern and Santa Fe Railway Company. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company (BNSF Railway).

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2004, BNSF Railway had approximately 38,000 employees.

BNSF Railway’s Internet address is www.bnsf.com. Through this internet website (under the “Investors” link) BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Track Configuration

As of December 31, 2004, BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 24,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over another railroad’s tracks. BNSF Railway operates over other trackage through lease or other contractual arrangements.

As of December 31, 2004, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 9,000 route miles operated under trackage rights. At December 31, 2004, approximately 26,000 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2004	2003	2002
Locomotives	5,715	5,377	5,226

Freight Cars:
Covered hopper	35,066	36,255	37,609
Gondola	16,070	15,327	14,942
Box-specially equipped	9,625	10,021	9,612
Open hopper	11,257	10,866	10,848
Flat	8,132	7,854	7,946
Refrigerator	5,420	5,427	5,588
Autorack	894	827	843
Tank	612	639	501
Box-general purpose	27	31	559
Other	273	302	319

Total freight cars	87,376	87,549	88,767

Domestic containers	10,501	10,627	8,197
Domestic chassis	9,846	9,864	8,180
Company service cars	3,999	4,028	4,035
Trailers	2,152	2,152	2,163
Commuter passenger cars	166	163	160

Average age from date of manufacture- locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture- freight car fleet (years)[a]	16	16	16

a	These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

Capital Expenditures

A breakdown of cash capital expenditures during 2004, 2003 and 2002 is set forth in the following table (in millions):

Year Ended December 31,	2004	2003	2002
Maintenance of way:
Rail	$219	$202	$193
Ties	257	227	222
Surfacing	159	160	161
Other	359	337	325

Total maintenance of way	994	926	901
Mechanical	114	133	168
Information services	73	63	79
Other	106	115	107

Total maintenance of business	1,287	1,237	1,255
New locomotive acquisitions	16	270	—
Terminal and line expansion	223	218	103

Total	$1,526	$1,725	$1,358

The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

Each year capital expenditures are a significant use of cash for BNSF Railway. In 2004, BNSF Railway decreased its capital expenditures to $1.5 billion from $1.7 billion in the prior year because locomotives were primarily acquired through operating leases in 2004 instead of being purchased as in 2003. In 2005, the Company plans to incur approximately $1.7 billion in capital expenditures. Approximately $1.2 billion of the total 2005 planned capital expenditures will be for maintenance of business activities, primarily consisting of expenditures to maintain BNSF Railway’s track, signals, bridges and tunnels. The remaining $0.5 billion is planned for terminal and line expansions, as well as other transportation-related projects.

Maintenance

As of December 31, 2004, General Electric Company, Alstom Transportation Inc., OmniTRAX Locomotive Services, LLC and the Electro-Motive Division of General Motors Corporation performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 3,650 locomotives.

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year Ended December 31,	2005 Estimate	2004	2003	2002
Track miles of rail laid [a]	630	695	749	685
Cross ties inserted (thousands) [a]	3,100	2,695	2,353	2,248
Track resurfaced (miles)	12,100	11,450	12,399	12,499

a	Includes expenditures for both maintenance of existing route system and expansion projects. These expenditures are primarily capitalized.

Property and Facilities

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 35 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2004 volume were:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,318,000
Corwith Yard (Chicago, Illinois)	744,000
Willow Springs (Illinois)	724,000
Alliance (Fort Worth, Texas)	561,000
San Bernardino (California)	557,000
Cicero (Illinois)	502,000
Argentine (Kansas City, Kansas)	305,000
Logistics Park Chicago (Illinois)	275,000

BNSF Railway owns 23 automotive distribution facilities where automobiles are loaded or unloaded from multi-level rail cars and serves eight port facilities in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,812
Galesburg (Illinois)	1,562
Barstow (California)	1,344
Pasco (Washington)	1,293
Memphis (Tennessee)	740

As of December 31, 2004, certain BNSF Railway properties and other assets are subject to liens securing $388 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity

Productivity, as measured by thousand gross ton miles per employee, has risen steadily in the last three years as shown in the table below.

Year Ended December 31,	2004	2003	2002
Thousand gross ton miles divided by average number of employees	26,986	24,906	23,374

Volumes as measured by gross ton miles increased 11 percent in 2004 over 2003 and 4 percent in 2003 over 2002. In turn the increase in volumes has led the Company to increase employee headcounts.

Business Mix

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural, and natural resource industries. Approximately 70 percent of the freight revenue originated by the Company is covered by contractual agreements of varying duration, while the balance is subject to common carrier, published prices or other quotations offered by the Company. BNSF Railway’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national, and regional levels. The map below illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF Railway has also entered into marketing agreements with Canadian National Railway Company and Kansas City Southern Railway Company expanding the marketing reach for the organizations.

Consumer Products: The Consumer Products’ freight business provided approximately 39 percent of freight revenues in 2004.

Industrial Products: Industrial Products’ freight business provided approximately 23 percent of BNSF Railway’s freight revenues in 2004.

Coal: In 2004, the transportation of coal contributed about 21 percent of freight revenues.

The Company has received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company is responding to the request.

Agricultural Products: The transportation of Agricultural Products provided approximately 17 percent of 2004 total freight revenues.

Freight Statistics

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

Year Ended December 31,	2004	2003	2002
Revenue ton miles (millions)	570,688	508,200	490,234
Freight revenue per thousand revenue ton miles	$18.81	$18.26	$18.08
Average length of haul (miles)	1,045	1,014	992

Revenue, cars/units and average revenue per car/unit information for the two years ended December 31, 2004, is incorporated by reference from a table in Item 7, Management’s Narrative Analysis of Results of Operations, under the headings “Results of Operations; Revenue Table.”

Government Regulation and Legislation

The Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction, and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF Railway’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation, and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject and will from time to time continue to be subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to cleanup sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. Further discussion is incorporated by reference from Note 10 of the Consolidated Financial Statements.

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

Based on weekly reporting to the Association of American Railroads, in 2004, BNSF Railway’s share of the western United States rail traffic was approximately 46.4 percent.

ITEM 3. LEGAL PROCEEDINGS

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend—specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital—which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On December 15, 2004, the court issued a letter to the parties indicating that it intends to deny the plaintiffs’ requests to certify a class action and will be issuing an order to that effect. BNSF Railway believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, as evidenced by the court’s letter, and it is defending these claims vigorously.

Reference is made to Note 5 to the Consolidated Financial Statements for information concerning certain pending tax related administrative or adjudicative state proceedings or appeals and to Note 10 of the Consolidated Financial Statements for information concerning other claims and litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BNSF Railway’s common stock is owned by BNSF and therefore is not traded on any market.

ITEM 7.	MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of BNSF. The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Revenue Table

The following table presents BNSF Railway’s revenue information by commodity group for the years ended December 31, 2004 and 2003:

	Revenues (in millions)		Cars / units (in thousands)		Average Revenue Per Car/Unit
Year ended December 31,	2004	2003	2004	2003	2004	2003
Consumer Products	$4,239	$3,650	4,859	4,336	$872	$842
Industrial Products	2,448	2,138	1,561	1,428	1,568	1,497
Coal	2,277	2,025	2,216	2,048	1,028	989
Agricultural Products	1,772	1,465	900	834	1,969	1,757

Total freight revenues	10,736	9,278	9,536	8,646	$1,126	$1,073

Other revenues	121	102

Total operating revenues	$10,857	$9,380

Expense Table

The following table presents BNSF Railway’s expense information for the years ended December 31, 2004 and 2003 (in millions):

Year Ended December 31,	2004		2003
Compensation and benefits	$3,313		$2,959
Purchased services	1,358		1,231
Depreciation and amortization	1,011		909
Equipment rents	790		705
Fuel	1,335		1,093
Materials and other	1,341	[a]	793

Total operating expenses	$9,148		$7,690

Interest expense	$128		$144
Other expense, net	$2		$13
Income tax expense	$612		$574

a	2004 materials and other expense includes a $465 million pre-tax charge related to changes in estimates of the Company’s asbestos and environmental liabilities (see Note 10 of the Consolidated Financial Statements).

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

BNSF Railway recorded net income for 2004 of $1,000 million, which includes a $288 million, net of tax, charge for a change in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities (see Note 10 of the Consolidated Financial Statements). In comparison, net income for 2003 was $1,023 million, which includes the favorable cumulative effect of an accounting change of $39 million, net of tax (see Note 2 of the Consolidated Financial Statements).

Revenues

Freight

Freight revenues of $10,736 million for 2004 were $1,458 million, or 16 percent, higher than 2003. Freight revenues in 2004 included fuel surcharges of $357 million compared with $110 million in the prior year. Average revenue per car/unit increased 5 percent in 2004 to $1,126 from $1,073 in 2003.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $4,239 million for 2004 were $589 million, or 16 percent, greater than 2003. The increase in Consumer Products revenue is primarily due to double digit volume growth in the international, truckload, and perishable sectors. The increase in average revenue per unit of 4 percent is primarily related to rate increases and increased fuel surcharges.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics, and petroleum products.

Industrial Products revenues increased $310 million, or 15 percent, to $2,448 million for 2004. The revenue increase is primarily due to increased lumber, plywood, particle board and paper traffic in the building products sector and increased business in steel, taconite and clay in the construction products sector, as well as increased traffic in petroleum products and plastics. Rate increases along with increased fuel surcharges contributed to a 5 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,277 million for 2004 increased $252 million, or 12 percent, versus a year ago. The increase is primarily a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 4 percent primarily driven by contractual rate escalations and increased average length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $1,772 million for 2004 were $307 million, or 21 percent, higher than revenues for 2003. This increase is primarily driven by strong corn and wheat exports out of the Pacific Northwest. The average revenue per car increased 12 percent primarily driven by the mix of commodity and destination price increases, increased fuel surcharges and increased average length of haul.

Other Revenues

Other Revenues increased $19 million, or 19 percent, for 2004 compared to 2003. The increase is primarily due to increased revenue from switching services due to higher volumes and increased demurrage collections.

Expenses

Total operating expenses for 2004 were $9,148 million, an increase of $1,458 million, or 19 percent, over 2003. The increase was primarily due to a $465 million pre-tax charge to reflect changes in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities. The increase in operating expenses was also the result of an 11 percent increase in gross-ton miles handled and significant fuel price increases.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,313 million were $354 million, or 12 percent, higher than 2003. The increase is primarily related to the significant increase in volumes. These increases in traffic volume drove an increase in employee headcount as well as greater overtime and crew training costs. Improved financial performance has led to higher incentive expenses for the Company’s salaried and scheduled workforce. Additionally, BNSF Railway recognized increased pension cost.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF Railway. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased services expenses of $1,358 million for 2004 were $127 million, or 10 percent, higher than 2003 primarily due to higher costs for locomotive contract maintenance, haulage expense and intermodal ramp costs for contracted transportation over other railroads all of which were primarily driven by higher volume.

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

Depreciation and amortization expenses of $1,011 million for 2004 were $102 million, or 11 percent, higher than 2003. The majority of the increase is due to ongoing capital expenditures. Additionally, about $40 million of this increase was due to the expiration of credits to depreciation expense resulting from the application of purchase accounting at the time of the merger in 1996. As a result of a depreciation rate study completed with the assistance of third-party consultants in 2004, BNSF Railway adopted new depreciation rates applied to track structure. This change in rate caused a net decrease in annual depreciation expense of approximately $5 million for 2004 and approximately $16 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. Variances in expense are driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2004 of $790 million were $85 million, or 12 percent, higher than 2003. Expense increases for freight car equipment and locomotive leases are predominantly related to significant volume increases.

Fuel

Fuel expense is driven by the level of locomotive consumption, market price and the effects of hedging activities.

Fuel expenses of $1,335 million for 2004 were $242 million, or 22 percent, higher than 2003. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 9-cents, or $124 million, which is comprised of an increase in the average purchase price of 29 cents, or $394 million, partially offset by an increase in the hedge benefit of 20-cents, or $270 million (2004 benefit of $338 million less 2003 benefit of $68 million). Consumption in 2004 was 1,344 million gallons compared with 1,213 million gallons in 2003.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation, and derailments as well as employee separation costs, utilities, and property and miscellaneous taxes. The total is offset by gains on land sales and other recoveries.

Materials and other expenses of $1,341 million for 2004, which consists of approximately $300 million of materials expense with the remainder consisting of other items, including a charge of $465 million related to a change in BNSF Railway’s estimates of unasserted asbestos liabilities and environmental liabilities, were $548 million higher than 2003 (see Note 10 of the Consolidated Financial Statements for additional information about the charge). In addition to the charge, materials and other expenses increased due to higher material costs to maintain freight cars and locomotives due to higher volumes, increased environmental expenses primarily related to developments at two former fueling facility sites, increased casualty costs driven by two large derailments, and a $24 million decrease in the carrying value of certain assets (see Note 7 of the Consolidated Financial Statements) partially offset by decreases in property and other miscellaneous taxes, and increased gains from land sales.

Interest expense

Interest expense of $128 million for 2004 was $16 million, or 11 percent, lower than 2003. This decrease was primarily the result of lower average interest rates and lower average debt outstanding.

Other expense, net

Other expense of $2 million for 2004 was $11 million lower than in 2003. This decrease in expense was due to the receipt of interest income on a settlement that occurred during the third quarter of 2004, partially offset by losses on company owned life insurance.

Income taxes

The effective tax rate in 2004 was 38.0 percent compared with 36.8 percent for the prior-year. The increase in the effective tax rate primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

Other Matters

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially. Important factors that could cause actual results to differ materially include, but are not limited to:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, adverse economic conditions in BNSF Railway’s supplier base, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or our customers’ abilities to deliver goods to BNSF Railway for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, occupational disease, the release of hazardous materials, and damage to property; and

• Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in the Company’s public filings with the Securities and Exchange Commission, which are accessible at www.sec.gov, and on the Company’s website at www.bnsf.com, and which investors are advised to consult.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging programs on the Company’s results of operations (in millions):

Year ended December 31,	2004	2003
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$338	$68
Interest rate hedge benefit	—	3

Total hedge benefit	338	$71
Tax effect	(130)	(27)

Hedge benefit, net of tax	208	$44

The Company’s fuel hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. Additionally, BNSF Railway has expanded the percentage of fuel consumption covered by hedges which has further contributed to the hedge benefit. The information presented in Notes 3 and 9 of the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument programs which have a material market risk. Additionally, the Company has a fuel surcharge program (see further discussion under the freight revenue section of Item 7).

Commodity Price Sensitivity

BNSF Railway has a program to hedge against fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2004, are based on the front month settlement prices of NYMEX #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI) which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At December 31, 2004, BNSF Railway had recorded in the Consolidated Balance Sheet a fuel hedging asset of $369 million for fuel hedges covering 2005 through 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve month period ending December 31, 2005 and the balance sheet impact from the hypothetical price changes, both based on hedge position at December 31, 2004:

Sensitivity Analysis
Hedged commodity price change	Fuel hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel hedge fair value
10% increase	$78 million increase	$115 million increase
10% decrease	$78 million decrease	$105 million decrease

Based on fuel consumption during the twelve month period ending December 31, 2004 of 1,344 million gallons and fuel prices during that same period, excluding the impact of the hedging program, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $152 million increase or decrease, respectively in fuel expense (pre-tax) on an annual basis.

At December 31, 2004, BNSF Railway maintained fuel inventories for use in normal operations which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 of the Consolidated Financial Statements.

Interest Rate Hedging Program

From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. These interest rate hedges are accounted for either as cash flow or fair value hedges. BNSF Railway’s measurement of the fair value of these hedges is based on estimates of the mid-market values for transactions provided by the counterparties to these agreements. As of December 31, 2004, the Company had no interest hedging transactions outstanding due to the maturity of the underlying debt during the year. Further information on interest rate hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of BNSF Railway and subsidiary companies, together with the report of independent auditors, are included as part of this filing.

The following documents are filed as a part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

of BNSF Railway Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNSF Railway Company and its subsidiaries (the Company), formerly known as The Burlington Northern and Santa Fe Railway Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 10, 2005

BNSF RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

Year Ended December 31,	2004	2003	2002
Revenues	$10,857	$9,380	$8,963

Operating expenses:
Compensation and benefits	3,313	2,959	2,902
Purchased services	1,358	1,231	1,145
Depreciation and amortization	1,011	909	930
Equipment rents	790	705	698
Fuel	1,335	1,093	848
Materials and other	1,341	793	764

Total operating expenses	9,148	7,690	7,287

Operating income	1,709	1,690	1,676
Interest expense	128	144	153
Interest income, related parties	(33)	(25)	(20)
Other expense, net	2	13	12

Income before income taxes and cumulative effect of accounting change	1,612	1,558	1,531
Income tax expense	612	574	570

Income before cumulative effect of accounting change	$1,000	$984	$961
Cumulative effect of accounting change, net of tax	—	39	—

Net income	$1,000	$1,023	$961

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

December 31,	2004	2003
Assets
Current assets:
Cash and cash equivalents	$321	$18
Accounts receivable, net	165	129
Materials and supplies	339	266
Current portion of deferred income taxes	293	280
Other current assets	554	224

Total current assets	1,672	917

Property and equipment, net	25,762	25,016
Other assets	1,637	1,077
Intercompany notes receivable, net	1,859	1,455

Total assets	$30,930	$28,465

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and other current liabilities	$2,346	$2,111
Long-term debt due within one year	160	244

Total current liabilities	2,506	2,355

Long-term debt and commercial paper	1,669	1,736
Deferred income taxes	7,813	7,474
Casualty and environmental liabilities	941	462
Minimum pension liability	353	359
Employee separation costs	124	144
Other liabilities	1,698	1,250

Total liabilities	15,104	13,780

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholders’ equity:
Common stock, $1 par value 1,000 shares authorized; issued and outstanding and paid-in-capital	6,286	6,286
Retained earnings	9,533	8,533
Accumulated other comprehensive income (loss)	7	(134)

Total stockholder’s equity	15,826	14,685

Total liabilities and stockholder’s equity	$30,930	$28,465

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

Year Ended December 31,	2004	2003	2002
Operating activities

Net income	$1,000	$1,023	$961

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,011	909	930
Deferred income taxes	238	459	441
Employee separation costs paid	(33)	(43)	(55)
Cumulative effect of accounting change, net of tax	—	(39)	–
Long-term casualty and environmental liabilities, net	411	(93)	(91)
Other, net	(59)	4	(56)
Changes in current assets and liabilities:
Accounts receivable, net	(36)	9	89
Materials and supplies	(73)	(40)	(25)
Other current assets	(123)	20	(24)
Accounts payable and other current liabilities	267	176	68

Net cash provided by operating activities	2,603	2,385	2,238

Investing activities
Capital expenditures	(1,526)	(1,725)	(1,358)
Other, net	(66)	(93)	(161)

Net cash used for investing activities	(1,592)	(1,818)	(1,519)

Financing activities

Payments on long-term debt	(305)	(316)	(290)
Net change in intercompany notes receivable and payable	(404)	(266)	(481)
Other, net	1	5	2

Net cash used for financing activities	(708)	(577)	(769)

Increase (decrease) in cash and cash equivalents	303	(10)	(50)
Cash and cash equivalents:
Beginning of year	18	28	78

End of year	$321	$18	$28

Supplemental cash flow information
Interest paid, net of amounts capitalized	$161	$151	$174
Income taxes paid, net of refunds	$255	$120	$178
Non-cash financing	$104	$24	$166

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

	Common Stock and Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2001	$6,286	$6,549	$(10)	$12,825
Comprehensive income:

Net income	—	961	—	961
Minimum pension liability adjustment, net of tax benefit of $136	—	—	(220)	(220)
Fuel hedge mark-to-market, net of tax expense of $13	—	—	22	22

Total comprehensive income	—	961	(198)	763

Balance at December 31, 2002	$6,286	$7,510	$(208)	$13,588
Comprehensive income:
Net income	—	1,023	—	1,023

Minimum pension liability adjustment, net of tax expense of $3	—	—	6	6
Fuel hedge mark-to-market, net of tax expense of $41	—	—	68	68

Total comprehensive income	—	1,023	74	1,097

Balance at December 31, 2003	$6,286	$8,533	$(134)	$14,685
Comprehensive income:
Net income	—	1,000	—	1,000

Minimum pension liability adjustment, net of tax expense of $3	—	—	3	3
Fuel hedge mark-to-market, net of tax expense of $85	—	—	138	138

Total comprehensive income	—	1,000	141	1,141

Balance at December 31, 2004	$6,286	$9,533	$7	15,826

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 39 percent, 23 percent, 21 percent and 17 percent, respectively, of total freight revenues for the year ended December 31, 2004.

BNSF Railway was formerly known as the Burlington Northern Railroad Company (BNRR). On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR and the name of the surviving entity, BNRR, was changed to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, BNSF Railway’s parent, Santa Fe Pacific Corporation (SFP), merged with and into BNSF Railway. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of BNSF Railway. All significant intercompany accounts and transactions have been eliminated.

Implementation of FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited partnership (the Partnership) with subsidiaries of three chemical manufacturing companies. The original purpose of this Partnership was to construct and BNSF Railway to operate a 13-mile rail line, to service these and other chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48 percent limited partnership interest and a one percent general partnership interest in the Partnership and acts as the general partner and operator of this facility.

The Company determined that San Jacinto Rail Limited, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact to the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation resulted in an increase in assets of $54 million, which includes $26 million in cash and $23 million in land and related development costs, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million (see Note 7 of the Consolidated Financial Statements for additional information regarding the Partnership).

Cumulative Effect of Accounting Change, Net of tax

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. This statement requires BNSF Railway to recognize a liability for legally obligated asset retirement costs associated with tangible long-lived assets. SFAS No. 143 also disallows the accrual of retirement costs that are not legal obligations. As a result, BNSF Railway and other railroads were required to change their accounting policies for certain track structure assets to exclude removal costs as a component of depreciation expense where the inclusion of such costs would result in accumulated depreciation balances exceeding the historical basis of the assets. This change results in lower depreciation and amortization expense primarily offset by higher compensation and benefits, purchased services and materials and other expenses in the period in which removal costs are incurred.

The following table presents the pro forma net income if SFAS No. 143 would have been applied retroactively (in millions):

Year ended December 31,	2004	2003	2002
Net income as reported	$1,000	$1,023	$961
Pro forma net income	$1,000	$984	$950

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

Revenue Recognition

Transportation revenues are recognized based upon the proportion of service provided as of the balance sheet date. Revenues from ancillary services are recognized when performed. Customer incentives, which are primarily provided for shipping a specified cumulative volume or shipping to/from specific locations, are recorded as a reduction to revenue on a pro-rata basis based on actual or projected future customer shipments. When using projected shipments, the Company relies on historic trends as well as economic and other indicators to estimate the liability for customer incentives.

Accounts Receivable, Net

Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility.

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

Property and Equipment, Net

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

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

Environmental Liabilities

Liabilities for environmental cleanup costs are initially recorded when BNSF Railway’s liability for environmental cleanup is both probable and reasonably estimable. BNSF Railway utilizes a third party actuary to assist the Company in estimating substantially all of its environmental liabilities. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

Personal Injury Claims

Liabilities for personal injury claims are initially recorded when the expected loss is both probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. The liability and ultimate expense projections are developed with the assistance of third parties. Liabilities recorded for unasserted personal injury claims, including those related to asbestos, are based on information currently available. Estimates of liabilities for personal injury claims are undiscounted.

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

Pension and Other Post-Employment Benefits

BNSF Railway uses a third party actuary to assist the Company in estimating liabilities and expenses for pensions and OPEB. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or OPEB liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

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

Fuel

Fuel costs represented 15, 14 and 11 percent of total operating expenses during 2004, 2003 and 2002, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2004 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $13 million of additional fuel expense on an annual basis.

Total Fuel Hedging Program

As of December 31, 2004, BNSF Railway’s total fuel hedging program covered approximately 52 percent, 27 percent and 3 percent of estimated fuel purchases for 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel hedge transactions were as follows (in millions):

Year Ended December 31,	2004	2003	2002
Hedge benefit	$337	$65	$50
Ineffective portion of unexpired hedges	1	3	—
Tax effect	(130)	(26)	(19)

Hedge benefit, net of tax	$208	$42	$31

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

December 31,	2004	2003
Short-term fuel hedging asset	$264	$102
Long-term fuel hedging asset	105	43
Ineffective portion of unexpired hedges	(4)	(3)
Tax effect	(140)	(55)

Amount included in AOCI, net of tax	$225	$87

Settled fuel hedging contracts receivable	$131	$21

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of December 31, 2004, BNSF Railway had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

During 2004, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 85 million gallons of fuel at an average price of approximately $0.95 per gallon and costless collar agreements utilizing HO to hedge the equivalent of approximately 170 million gallons of fuel with an average cap price of $0.94 per gallon and an average floor price of $0.87 per gallon.

The following table provides fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at December 31, 2004:

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	9.45	25.20	18.90	15.75	69.30
Average swap price (per gallon)	$1.00	$0.92	$0.91	$0.93	$0.93
Fair value (in millions)	$2	$5	$4	$4	$15

HO Collars
Gallons hedged (in millions)	—	6.30	12.60	22.05	40.95
Average cap price (per gallon)	$—	$0.97	$0.96	$0.98	$0.97
Average floor price (per gallon)	$—	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$—	$1	$3	$4	$8

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$3	$4	$5	$5	$17

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$6	$—	$—	$—	$6

West Texas Intermediate Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon.

During 2004, the Company entered into costless collar agreements utilizing WTI to hedge the equivalent of approximately 154 million gallons of fuel with an average cap price of $32.61 per barrel and an average floor price of $28.31 per barrel. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2004:

	Quarter Ending
2005	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	600	675	1,125	1,350	3,750
Equivalent gallons hedged (in millions)	25.20	28.35	47.25	56.70	157.50
Average swap price (per gallon)	$24.26	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$12	$12	$20	$22	$66

WTI Collars
Barrels hedged (in thousands)	3,750	3,225	2,325	1,650	10,950
Equivalent gallons hedged (in millions)	157.50	135.45	97.65	69.30	459.90
Average cap price (per gallon)	$26.73	$26.47	$26.66	$27.11	$26.69
Average floor price (per gallon)	$22.13	$21.89	$22.07	$22.57	$22.11
Fair value (in millions)	$62	$53	$36	$24	$175

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per gallon)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$21	$10	$5	$—	$36

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per gallon)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per gallon)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$17	$16	$8	$4	$45

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per gallon)	$33.00	$—	$—	$—	$33.00
Average floor price (per gallon)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$1	$—	$—	$—	$1

NYMEX #2 Heating Oil Refining Spread Hedge

In addition, BNSF Railway has entered into fuel swap agreements utilizing the HO refining spread (HO-WTI). HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. As of December 31, 2003, the Company was utilizing HO-WTI fuel hedges. However, the Company did not enter into any additional HO-WTI swaps during 2004 and there were no HO-WTI fuel hedges outstanding as of December 31, 2004.

Summarized Comparative Prior Year Information

The following table provides summarized comparative information for hedge transactions as of December 31, 2003.

	December 31, 2003
Year ending,	2004	2005	2006
HO Swaps
Gallons hedged (in millions)	696.15	—	—
Average swap price (per gallon)	$0.71	$—	$—
Fair value (in millions)	$79	$—	$—

WTI Swaps
Barrels hedged (in thousands)	2,250	3,750	2,400
Equivalent gallons hedged (in millions)	94.50	157.50	100.8
Weighted average swap price	$20.85	$24.52	$24.83
Fair value (in millions)	$21	$10	$4

WTI Collars
Barrels hedged (in thousands)	975	9,900	1,875
Equivalent gallons hedged (in millions)	40.95	415.8	78.75
Weighted average cap price	$28.52	$26.06	$27.69
Weighted average floor price	$24.10	$21.46	$23.06
Fair value (in millions)	$2	$27	$2

HO-WTI Swaps
Barrels hedged (in thousands)	2,250	—	—
Equivalent gallons hedged (in millions)	94.50	—	—
Weighted average swap price	$4.16	$—	$—
Fair value (in millions)	$—	$—	$—

Interest Rate

From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2004, the Company had no interest hedging transactions outstanding due to the maturity of the underlying debt during the year.

Summarized Comparative Prior Year Information

As of December 31, 2003, the Company had one swap transaction outstanding with an interest rate component and recorded a short-term interest rate hedging asset of $3 million, which represents the fair value of the unexpired hedge, with a corresponding increase in debt or accrued interest, both reflected in the table below. Further, the Company recorded a hedge benefit of $2 million, net of a tax benefit of $1 million for the year ended December 31, 2003 related to this interest rate fair value hedge. This swap expired in 2004.

	December 31, 2003
	Maturity Date
	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Fair value hedge
Fixed to variable swaps (in millions)	$100	—	—	—	—	—	100	3
Average fixed rate	8.63%	—	—	—	—	—	8.63%	—
Average floating rate	5.44%	—	—	—	—	—	5.44%	—

4. OTHER EXPENSE, NET

Other expense, net includes the following (in millions):

Year Ended December 31,	2004	2003	2002
Accounts receivable sale fees	$10	$9	$12
Loss from participation in synthetic fuel partnership	3	—	—
Miscellaneous, net	(11)	4	—

Total	$2	$13	$12

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits which reduce the Company’s effective tax rate (see Note 5 of the Consolidated Financial Statements for additional information). In 2004 BNSF Railway received a tax benefit from its participation in the partnership of approximately $3.5 million related to the fuel tax credits and the deduction of partnership operating losses. The Company recorded approximately $3 million of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF Railway is not the primary beneficiary of the partnership. The Company’s maximum future exposure to loss related to the activities of the synthetic fuel partnership is based upon the actual synthetic fuel produced by the partnership and is estimated to equal $36 million. However, the Company believes that any losses will be more than offset by the synthetic fuel tax credits.

5. INCOME TAXES

Income tax expense was as follows (in millions):

Year Ended December 31,	2004	2003	2002
Current:
Federal	$324	$97	$115
State	50	18	14

Total current	$374	$115	$129

Deferred:
Federal	$217	$403	$386
State	21	56	55

Total deferred	$238	$459	$441

Total	$612	$574	$570

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year Ended December 31,	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.1	3.0
Tax settlement	—	(0.8)	—
Synthetic fuel credits	(0.2)	—	—
Other, net	0.1	(0.5)	(0.8)

Effective tax rate	37.9%	36.8%	37.2%

The lower effective tax rate in 2003 primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2004	2003
Deferred tax liabilities:
Depreciation and amortization	$(8,203)	$(7,787)
Hedging	(148)	(62)
Other	(204)	(187)

Total deferred tax liabilities	(8,555)	(8,036)

Deferred tax assets:
Casualty and environmental	366	198
Employee separation costs	58	67
Compensation and Benefits	124	94
Pension and post-retirement benefits	227	233
Other	260	250

Total deferred tax assets	1,035	842

Net deferred tax liability	$(7,520)	$(7,194)

Non-current deferred income tax liability	$(7,813)	$(7,474)
Current deferred income tax asset	293	280

Net deferred tax liability	$(7,520)	$(7,194)

In accordance with the income allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities. All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 1995, respectively. Internal Revenue Service examination of the years 1995 through 1999 for BNSF Railway is completed and protests of the unagreed issues have been filed with IRS Appeals. BNSF Railway is currently under examination for years 2000 through 2002. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF Railway’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2004.

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

SFRC renewed $350 million of its $700 million accounts receivable facility, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five year term in June 2003. As a result of amendments to the facilities, the commitments of the investors are currently scheduled to expire in October 2005 and October 2008, respectively. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2004. Outstanding undivided interests held by investors under the A/R sales program were $650 million and $625 million at December 31, 2004 and 2003, respectively. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $894 million and $808 million of receivables transferred by SFRC to the master trust at December 31, 2004 and December 31, 2003, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $244 million and $183 million at December 31, 2004 and 2003, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivables transferred by SFRC to the master trust less $650 million and $625 million, at December 31, 2004 and 2003, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $11.6 billion, $9.8 billion and $9.5 billion in 2004, 2003 and 2002, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $10 million, $9 million and $12 million for the years ended December 31, 2004, 2003 and 2002, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 1.4 percent, 1.1 percent and 2.0 percent for the years ended December 31, 2004, 2003 and 2002, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include, among other things, amounts over 90 days past due or concentrations over certain limits with any one customer. At December 31, 2004 and December 31, 2003, $77 million and $78 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2004 and December 31, 2003, $59 million and $85 million, respectively, of such allowances had been recorded of which $52 million and $77 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at December 31, 2004 and December 31, 2003, approximately $7 million and $8 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million and $625 million of outstanding undivided interests held by investors at December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, $8 million and $7 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2004, BNSF Railway was in compliance with these provisions.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2004	2003	2004 Depreciation Rates
Land	$1,540	$1,505	—%
Track structure	14,406	13,797	3.4
Other roadway	10,649	10,178	2.5
Locomotives	3,492	3,468	4.9
Freight cars and other equipment	1,807	1,757	4.8
Computer hardware and software	382	313	11.8

Total cost	32,276	31,018
Less accumulated depreciation and amortization	(6,514)	(6,002)

Property and equipment, net	$25,762	$25,016

The Consolidated Balance Sheets at December 31, 2004 and 2003, included $978 million, net of $332 million of amortization, and $940 million, net of $281 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $10 million, $9 million, and $13 million of interest for the years ended December 31, 2004, 2003, and 2002, respectively.

San Jacinto Rail Partnership

As described in Note 2 of the Consolidated Financial Statements, the original purpose of the San Jacinto Limited Partnership was to construct and BNSF Railway to operate a 13-mile rail line to service several chemical and plastics manufacturing facilities in the Houston, Texas area. In the fourth quarter of 2004, BNSF Railway reached an agreement with another carrier for an alternative means of access to the facilities by using the other railroad’s existing line. As consideration for the trackage rights and alternative access rights, BNSF Railway agreed to compensate the other railroad, in lieu of rent, by a combination of cash and waiver of certain payment obligations of the other carrier for future payments related to prospective capital projects to be performed on jointly-operated facilities of BNSF Railway and the other carrier. In January 2005, upon implementation of the terms of this agreement, the Company recorded an intangible asset of $92 million for the trackage rights, amortization of which is estimated to be approximately $3 million per year. In February 2005, the Surface Transportation Board announced its approval of the alternative access by means of trackage rights over the other carrier’s existing lines.

The current fair market value of San Jacinto’s assets, including land, is approximately $4 million, determined based on comparable sales and existing property listing information on other properties located near the subject properties. As a result of a plan to sell these assets in 2005, the Company recorded a pre-tax impairment charge of $24 million in materials and other expense which reduced net income by $15 million for 2004. Additionally, the short-term debt that was recorded upon consolidation was repaid during the fourth quarter.

8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2004	2003
Compensation and benefits payable	$544	$447
Casualty and environmental liabilities	248	250
Accounts payable	274	247
Property tax liabilities	134	132
Income tax liabilities	275	108
Customer incentives	141	106
Rents and leases	161	121
Equipment purchases	6	114
Accrued interest	29	38
Employee separation costs	30	35
Other	504	513

Total	$2,346	$2,111

9. DEBT

Debt outstanding was as follows (in millions):

December 31,	2004	2003
Notes and debentures, weighted average rate of 8.6 percent, due 2006 to 2022	$208	$313
Equipment obligations, weighted average rate of 7.0 percent, due 2005 to 2016	476	537
Capitalized lease obligations, weighted average rate of 7.5 percent, due 2005 to 2023	632	612
Mortgage bonds, weighted average rate of 8.3 percent, due 2006 to 2047	388	391
Financing obligations, weighted average rate of 6.3 percent, due 2012 to 2028	153	153
Unamortized discount and other, net	(28)	(26)

Total	1,829	1,980
Less current portion of long-term debt	(160)	(244)

Long-term debt	$1,669	$1,736

Notes and debentures include an increase related to fair value adjustments for hedges of $2 million at December 31, 2003.

Certain BNSF Railway properties and other assets are subject to liens securing $388 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2004.

The fair value presented in the 2003 table below does not include the fair value of the swap. As of December 31, 2004, the Company had no interest hedging transactions outstanding.

	December 31, 2004
	Maturity Date
	2005	2006	2007	2008	2009	There- after	Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
Fixed-rate debt (in millions)	$160	$448	$151	$150	$123	$797	$1,829	$1,197	$1,351
Average interest rate	7.8%	8.7%	8.0%	7.8%	7.5%	7.0%	7.7%

	December 31, 2003
	Maturity Date
	2004	2005	2006	2007	2008	There- after	Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
Fixed-rate debt (in millions)	$142	$146	$432	$135	$135	$888	$1,878	$1,266	$1,367
Average interest rate	7.1%	7.1%	8.4%	6.9%	6.9%	6.9%	7.3%
Variable-rate debt (in millions)	$102	$—	$—	$—	$—	$—	$102	$102	$102
Average interest rate	5.6%	—	—	—	—	—	5.6%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2003 and 2004.

As described below, excluded from the 2004 and 2003 tables are $152 million and $107 million, respectively, of intercompany notes payable to BNSF.

At December 31, 2004 and 2003, BNSF Railway had $152 million and $107 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2004, BNSF Railway had additional net borrowings of $45 million of variable rate notes. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2004 and 2003, BNSF Railway had $2,011 million and $1,562 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The increase of $449 million in intercompany notes receivable is due to net borrowings by BNSF during 2004. Interest is collected semi-annually on all intercompany notes receivable.

In BNSF Railway’s Consolidated Balance Sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had a net intercompany notes receivable balance of $1,859 and $1,455 million at December 31, 2004 and 2003, respectively.

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

Financing Obligations

2002

The Company constructed an intermodal facility built by a third party real estate developer and entered into an agreement to lease the intermodal facility for 20 years from a third party lessor. Under accounting guidance, the Company was considered the owner of the facility during the construction period. The transaction was evaluated and it was determined that sale-leaseback accounting did not apply due to the existence of a purchase option. Accordingly, the transaction was treated as a financing for which the Company recorded an asset in property and equipment, net and a liability in long-term debt and commercial paper of $138 million that represented the fair market value at lease inception.

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2004 are as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations[b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$104	$104	14	$37
Westside Intermodal Transportation Corporation	0.0%	$45	$73	$—	19	$39
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	19	$12
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$—
All other	0.0%	$10	$11	$5	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.

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

The maximum future payments, as disclosed in the table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment was zero. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2004, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVGs. This amount includes a $21 million asset and corresponding liability related to locomotives financed during the fourth quarter of 2004.

All other

As of December 31, 2004, BNSF Railway guarantees $10 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $10 million of guarantees. These guarantees expire between 2005 and 2014.

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

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments (which reflect leases having non-cancelable lease terms in excess of one year) as of December 31, 2004, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases
2005	$134	$492
2006	133	454
2007	120	407
2008	109	398
2009	82	381
Thereafter	199	3,280

Total	777	$5,412

Less amount representing interest	(145)

Present value of minimum lease payments	$632

Lease rental expense for all operating leases was $496 million, $462 million and $448 million for the years ended December 31, 2004, 2003 and 2002, respectively. Contingent rentals and sublease rentals were not significant.

Other Commitments

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Personal Injury and Environmental Costs

Charge for Asbestos and Environmental Costs

During 2004, BNSF Railway recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million during 2004.

Personal Injury

Personal injury claims, including employee work-related injuries, asbestos claims and third party injuries, are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards, and the average costs to settle projected claims, actual costs may differ from amounts recorded. BNSF Railway has obtained insurance coverage for certain claims, as discussed under BNSF Insurance Company.

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

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF Railway then engaged a third party with extensive experience in performing asbestos studies to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million for the year ended December 31, 2004.

BNSF Railway anticipates obtaining annual updates of the study. On a quarterly basis, BNSF Railway will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2004	2003	2002
Beginning balance	$60	$55	$41
Accruals	308	25	31
Payments	(23)	(20)	(17)

Ending balance at December 31,	$345	$60	$55

Of the December 31, 2004 obligation, $292 million is related to unasserted claims while $53 million is related to asserted claims. At both December 31, 2004 and 2003, $18 million is included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding only asserted asbestos claims filed against BNSF Railway:

	2004	2003
Claims unresolved at January 1,	1,985	1,719
Claims filed	712	1,023
Claims settled, dismissed or otherwise resolved	(771)	(757)

Claims unresolved at December 31,	1,926	1,985

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF Railway believes that the $345 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury

BNSF Railway uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, is immaterial.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2004	2003	2002
Beginning balance	$453	$441	$417
Accruals	194	190	197
Payments	(188)	(178)	(173)

Ending balance at December 31,	$459	$453	$441

At December 31, 2004 and 2003, $170 million and $182 million were included in current liabilities, respectively. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF Railway:

	2004	2003
Claims unresolved at January 1,	4,393	4,669
Claims filed	3,632	3,779
Claims settled, dismissed or otherwise resolved	(3,909)	(4,055)

Claims unresolved at December 31,	4,116	4,393

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF Railway believes that the $459 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

The amounts recorded by BNSF Railway for other personal injury claims were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2004 and 2003, BNSF Railway paid and expensed premiums of $140 million and during the year ended December 31, 2002 the Company paid and expensed premiums of $133 million to BNSF IC for such coverage. At December 31, 2004 and 2003 there was no unamortized premium remaining on the Consolidated Balance Sheets. During 2004, 2003 and 2002, BNSF IC made claim payments totaling $82 million, $33 million, and $11 million, respectively, for settlement of covered claims.

Environmental

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future developments could be made with this data, BNSF Railway engaged this third party actuary, which has extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in determining its potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. Consequently, during 2004, BNSF Railway recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million for 2004. The charge does not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF Railway’s recorded liability for third party claims as of December 31, 2004 is approximately $25 million.

The Company’s estimate of ultimate cost for clean up efforts at its known environmental sites utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from clean up efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. BNSF Railway also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs.

BNSF Railway anticipates obtaining annual updates of the study. On a quarterly basis, BNSF Railway will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF Railway will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to the Company’s estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 384 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2004	2003	2002
Beginning balance	$199	$196	$202
Accruals	258	59	43
Payments	(72)	(56)	(49)

Ending balance at December 31,	$385	$199	$196

At December 31, 2004 and 2003, $60 million and $50 million were included in current liabilities, respectively. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2004 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway sites		Superfund sites
	2004	2003	2004	2003
Number of sites at January 1,	402	396	22	23
Sites added during the period	34	33	5	3
Sites closed during the period	(52)	(27)	(3)	(4)

Number of sites at December 31,	384	402	24	22

Liabilities recorded for environmental costs represent BNSF’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF believes that the $385 million recorded is the best estimate of the Company’s future obligation for environmental costs.

While the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

11. EMPLOYEE SEPARATION COSTS

Employee separation costs activity was as follows (in millions):

	2004	2003	2002
Beginning balance at January 1,	$179	$210	$274
Accruals	8	15	(1)
Payments	(33)	(43)	(55)
Other	—	(3)	(10)

Ending balance at December 31,	$154	$179	$210

Employee separation liabilities of $154 million and $179 million are included in the Consolidated Balance Sheets at December 31, 2004 and 2003, respectively, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2004, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2005.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $128 million and $144 million at December 31, 2004 and 2003, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2005 and approximately 2024. In 2004 and 2003, the Company updated its estimates and recorded an additional liability of $2 million and $3 million, respectively, related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $15 million and $20 million at December 31, 2004 and 2003, respectively, and primarily provide for separation programs announced in July 2004 and July 2003 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance cost of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

In 2003 and 2002, the Company recorded $1 million and $10 million, respectively, of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $11 million and $15 million at December 31, 2004 and 2003, respectively. These costs will be paid over the next several years based on deferral elections made by the affected employees. In addition, BNSF Railway recorded other liabilities of approximately $2 million in the second quarter of 2004 primarily related to a voluntary severance program for certain union employees. As of December 31, 2004, the remaining liability balance related to this voluntary severance program was insignificant as the program was substantially complete.

During 2001, the Company reduced 360 positions through severance. During 2003 and 2002, the Company recorded a $2 million reduction to its liability balance and accrued additional expenses of $1 million, respectively, due to changes in certain estimates related to fourth-quarter 2001 reductions.

12. RETIREMENT PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees and an unfunded, nonqualified BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these BNSF plans are based on years of credited service and the highest five-year average compensation levels. BNSF Railway’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF Railway that have met certain age and years of service requirements are eligible for medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees and their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF Railway’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

BNSF Railway’s accumulated post retirement benefit obligation (APBO) and net cost recognized for other post employment benefits (OPEB) reflect the effects of the recent Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The provisions of the Act provide for a federal subsidy for plans that provide prescription drug benefits and meet certain qualifications.

Components of the net cost (benefit) for these plans were as follows (in millions):

	Pension Benefits			Health and Welfare Benefits
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Service cost	$19	$17	$15	$3	$4	$6
Interest cost	97	100	100	20	22	21
Expected return on plan assets	(113)	(123)	(127)	—	—	—
Curtailments/settlements	—	—	—	—	—	—
Special termination benefits	—	—	2	—	—	—
Actuarial loss	12	3	1	5	8	3
Net amortization and deferred amounts	—	—	2	(4)	(2)	—

Net cost (benefit) recognized	$15	$(3)	$(7)	$24	$32	$30

The following table shows the change in benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Benefit Obligation	2004	2003	2004	2003
Benefit obligation at beginning of period	$1,678	$1,611	$366	$363
Service cost	19	17	3	4
Interest cost	97	100	20	22
Plan participants’ contributions	—	—	7	6
Amendments	—	—	(28)	(9)
Actuarial loss (gain)	41	75	(39)	7
Curtailments/settlements	—	—	—	—
Special termination benefits	—	—	—	—
Benefits paid	(125)	(125)	(30)	(27)

Benefit obligation at end of period	$1,710	$1,678	$299	$366

Component representing future salary increases	(112)	(119)

Accumulated benefit obligation at end of period	$1,598	$1,559

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets at September 30, 2004 and 2003.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Plan Assets	2004	2003	2004	2003
Fair value of plan assets at beginning of period	$1,224	$1,151	$—	$—
Actual return on plan assets	153	193	—	—
Settlements	—	—	—	—
Employer contribution	24	5	23	21
Plan participants’ contributions	—	—	7	6
Benefits paid	(125)	(125)	(30)	(27)

Fair value of plan assets at end of period	$1,276	$1,224	$—	$—

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2004	2003	2004	2003
Fair value of plan assets as of September 30	$1,276	$1,224	$—	$—
Benefit obligations as of September 30	1,710	1,678	299	366

Funded status (plan assets less benefit obligations)	(434)	(454)	(299)	(366)
Amounts not recognized:
Unrecognized net loss	467	480	66	111
Unrecognized prior service cost	(2)	(2)	(44)	(20)
Adjustment for fourth quarter contribution	4	—	—	—

Net amount recognized as of December 31	$35	$24	$(277)	$(275)

The following table shows the amounts recognized in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2004	2003	2004	2003
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(318)	(335)	(277)	(275)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	353	359	—	—

Net amount recognized	$35	$24	$(277)	$(275)

	Pension Benefits		Health and Welfare Benefits
December 31,	2004	2003	2004	2003
Decrease in minimum liability included in other comprehensive income	$(6)	$(9)	$—	$—

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

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions used to determine net cost (benefit) for fiscal years ended December 31,	Pension Benefits			Health and Welfare Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.90%	3.90%	4.00%	3.90%	3.90%	4.00%

Assumptions used to determine benefit obligations at September 30,	Pension Benefits		Health and Welfare Benefits
	2004	2003	2004	2003
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant.

December 31,	2004	2003	2002
Assumed health care cost trend rate	10%	11%	11%
Rate to which health care cost trend rate is expected to decline and remain	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$3	$(2)
Effect on post retirement benefit obligation	$25	$(21)

The qualified BNSF Retirement Plan asset allocation at September 30, 2004 and 2003 and the target allocation for 2004 by asset category are as follows:

Plan Asset Allocation	Target Allocation	Percentage of Pension Plan Assets at September 30,
	2004	2004	2003
Equity Securities	45–75%	60%	57%
Fixed Income Securities	25–45	33	33
Real Estate	0–10	7	10
Other	0–5	—	—

Total	100%	100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the Plan assets in relation to the Plan liabilities while prudently managing the risk of a decrease in the Plan’s assets relative to those liabilities. To meet this objective the Employee Benefits Committee has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

In 2005, the Company expects to contribute approximately $13 million to its qualified defined benefit pension plan. Additionally, the Company expects to make benefit payments in 2005 of approximately $20 million and $5 million from its OPEB plan and non-qualified defined benefit plan, respectively. The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the defined benefit pension plans and OPEB (in millions):

Fiscal Year	Expected Pension Plan Benefit Payments[a]	Expected OPEB Payments[b]
2005	$124	$20
2006	123	19
2007	123	19
2008	124	19
2009	124	20
2010-2014	638	98

a	Primarily consists of Qualified Defined Benefit Plan payments which are made from the Plan Trust and do not represent an immediate cash outflow to the Company.
b	Net of estimated Medicare Part D subsidy.

Prescription Drug Coverage

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF adopted guidance pursuant to FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003, as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s postretirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF’s ongoing retiree medical costs.

BNSF measured the effects of the Act on the accumulated post-retirement benefit obligation (APBO) as of January 1, 2004, and as such, the APBO was reduced by $36 million which was accounted for as an actuarial experience gain. Periodic postretirement benefit cost for the year ended December 31, 2004 was reduced by approximately $5 million due to the effects of the Act.

Defined Contribution Plans

BNSF sponsors qualified 401(k) plans which cover substantially all employees and a non-qualified defined contribution plan which covers certain officers and other employees. BNSF matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. BNSF Railway’s 401(k) matching expense was $17 million, $16 million and $15 million in 2004, 2003 and 2002, respectively.

Other

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $33 million, $31 million and $20 million, in 2004, 2003 and 2002, respectively (see Note 11 of the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

13. RELATED PARTY TRANSACTIONS

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $255 million, $120 million and $178 million during 2004, 2003 and 2002, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany payable balance of $2 million and $4 million at December 31, 2004 and 2003, respectively, which are reflected in accounts payable in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2004 and 2003, BNSF Railway had $152 million and $107 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2004, BNSF Railway had additional borrowings of $46 million of variable rate notes and made repayments of $1 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2004 and 2003, BNSF Railway had $2,011 million and $1,562 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $449 million increase in intercompany notes receivable is due to additional borrowings of $1,023 million offset by $574 million of repayments from BNSF during 2004. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $3 million and $2 million for the years ended December 31, 2004 and 2003, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $19 million and $11 million for the years ended December 31, 2004 and 2003.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has other long-term incentive plans to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $19 million, $11 million and $10 million for the years ended 2004, 2003 and 2002, respectively.

14. ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which is effective for reporting periods beginning after June 15, 2005 (third quarter 2005 for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under FAS 123R, BNSF Railway will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. FAS 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. As allowed by SFAS 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the statement to either all prior years for which SFAS 123 was effective or only to prior interim periods in the year of adoption. BNSF Railway is currently evaluating which method of application will be used. Note 2 of the Consolidated Financial Statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, Accounting for Stock-Based Compensation, using the Black-Scholes option-pricing model.

15. QUARTERLY FINANCIAL DATA—UNAUDITED

Dollars in millions	Fourth	Third[a]	Second	First
2004
Revenues	$2,948	$2,769	$2,664	$2,476
Operating income	$668	$115	$512	$414
Net income	$400	$60	$297	$243

2003[b]
Revenues	$2,480	$2,388	$2,285	$2,227
Operating income	$480	$435	$424	$351
Income before cumulative effect of accounting change	$276	$253	$257	$198
Net income	$276	$253	$257	$237	[b]

a	Third-quarter 2004 operating income and net income include a charge for a change in estimate of asbestos and environmental liabilities of $465 million pre-tax or $288 million net of tax, as described in Note 10 of the Consolidated Financial Statements.
b	2003 net income includes the favorable cumulative effect of an accounting change of $39 million, net of tax, as described in Note 2 of the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant’s principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accounting fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading “Independent Registered Public Accounting Firm” of BNSF’s proxy statement for its 2005 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNSF Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNSF RAILWAY COMPANY

	By:	/s/ Matthew K. Rose
Dated: February 15, 2005		Matthew K. Rose
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

Signature		Title
/s/ Matthew K. Rose* Matthew K. Rose		Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Thomas N. Hund* Thomas N. Hund		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Dennis R. Johnson* Dennis R. Johnson		Vice President and Controller (Principal Accounting Officer)

/s/ Carl R. Ice* Carl R. Ice		Director

/s/ Jeffrey R. Moreland* Jeffrey R. Moreland		Director

/s/ John Lanigan* John Lanigan		Director

	*By:	/s/ Jeffrey R. Moreland
Dated: February 15, 2005		Jeffrey R. Moreland
Executive Vice President Law &
Government Affairs and Secretary

S-1

BNSF RAILWAY COMPANY AND SUBSIDIARIES- Index to Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company effective December 31, 1996. Incorporated by reference to The Burlington Northern and Santa Fe Railway Company’s Report on Form 10-K for the fiscal year ended December 31, 1996.

3.2	By-Laws of BNSF Railway as amended through July 17, 1991. Incorporated by reference to Exhibit 3.2 to The Burlington Northern and Santa Fe Railway Company Report on Form 10-K for the fiscal year ended December 31, 1991.

4.1	BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway’s total assets. Copies of any such material instruments will be furnished to the Securities and Exchange Commission upon request.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

31.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. § 1350 (Section 302 of Sarbanes-Oxley Act of 2002).

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

E-1