Form 10-Q
period 2005-03-31
BNSF RAILWAY CO
filed 2005-04-28
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 22, 2005
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2005	2004
Revenues	$2,953	$2,476

Operating expenses:
Compensation and benefits	849	786
Purchased services	396	330
Depreciation and amortization	263	249
Equipment rents	213	187
Fuel	392	280
Materials and other	203	230

Total operating expenses	2,316	2,062

Operating income	637	414
Interest expense	34	32
Interest income, related parties	(14)	(6)
Other expense (income), net	6	(4)

Income before income taxes	611	392
Income tax expense	232	149

Net income	$379	$243

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$53	$321
Accounts receivable, net	257	165
Materials and supplies	414	339
Current portion of deferred income taxes	84	293
Other current assets	844	554

Total current assets	1,652	1,672

Property and equipment, net	25,863	25,762
Other assets	2,016	1,637
Intercompany notes receivable, net	1,710	1,859

Total assets	$31,241	$30,930

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,217	$2,346
Long-term debt due within one year	173	160

Total current liabilities	2,390	2,506

Long-term debt	1,639	1,669
Deferred income taxes	7,789	7,813
Casualty and environmental liabilities	920	941
Minimum pension liability	353	353
Employee separation costs	121	124
Other liabilities	1,664	1,698

Total liabilities	14,876	15,104

Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	9,912	9,533
Accumulated other comprehensive income	167	7

Total stockholder’s equity	16,365	15,826

Total liabilities and stockholder’s equity	$31,241	$30,930

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2005	2004
OPERATING ACTIVITIES
Net income	$379	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	263	249
Deferred income taxes	85	103
Employee separation costs paid	(8)	(8)
Long-term casualty and environmental liabilities, net	(34)	9
Other, net	(147)	(42)
Changes in current assets and liabilities:
Accounts receivable, net	(92)	(57)
Materials and supplies	(49)	(16)
Other current assets	(61)	(126)
Accounts payable and other current liabilities	(150)	(264)

Net cash provided by operating activities	186	91

INVESTING ACTIVITIES
Capital expenditures	(326)	(392)
Other, net	(239)	(105)

Net cash used for investing activities	(565)	(497)

FINANCING ACTIVITIES
Payments on long-term debt	(38)	(33)
Net decrease in intercompany notes receivable	149	493
Other, net	—	1

Net cash provided by financing activities	111	461

(Decrease) increase in cash and cash equivalents	(268)	55
Cash and cash equivalents:
Beginning of period	321	18

End of period	$53	$73

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$30	$33
Income taxes paid, net	$210	$114
Non-cash asset financing	$19	$2

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2004	$6,286	$9,533	$7	$15,826
Comprehensive income:
Net income	—	379	—	379
Gain on derivative instruments, net of tax expense of $100	—	—	160	160

Total comprehensive income				539

Balance at March 31, 2005	$6,286	$9,912	$167	$16,365

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2005, and the results of operations for the three month periods ended March 31, 2005 and 2004.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation.

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 17 percent and 14 percent of total operating expenses during the three month periods ended March 31, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company maintains a program to hedge against fluctuations in the price of its diesel fuel purchases. The fuel-hedging program includes the use of derivatives that are accounted for as cash flow hedges. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2005 and excluding the impact of the hedging program, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total Fuel-Hedging Program

As of March 31, 2005, BNSF Railway’s total fuel-hedging program covered 50 percent, 27 percent and 3 percent of estimated fuel purchases for the remainder of 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Three Months Ended March 31,	2005	2004
Hedge benefit	$107	$50
Ineffective portion of unexpired hedges	(2)	4
Tax effect	(40)	(21)

Hedge benefit, net of tax	$65	$33

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31, 2005	December 31, 2004
Short-term fuel-hedging asset	$467	$264
Long-term fuel-hedging asset	160	105
Ineffective portion of unexpired hedges	(2)	(4)
Tax effect	(240)	(140)

Amount included in AOCI, net of tax	$385	$225

Settled fuel-hedging contracts receivable	$107	$131

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of March 31, 2005, BNSF Railway had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

No additional HO hedges were entered into during the first three months of 2005. The following tables provide fuel hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2005.

	Quarter Ending			Total
2005	June 30,	September 30,	December 31,
HO Swaps
Gallons hedged (in millions)	25.20	18.90	15.75	59.85

Average swap price (per gallon)	$0.92	$0.91	$0.93	$0.92
Fair value (in millions)	$17	$13	$11	$41

HO Collars
Gallons hedged (in millions)	6.30	12.60	22.05	40.95

Average cap price (per gallon)	$0.97	$0.96	$0.98	$0.97

Average floor price (per gallon)	$0.89	$0.88	$0.90	$0.89
Fair value (in millions)	$4	$8	$15	$27

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$10	$13	$16	$17	$56

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$17	$—	$—	$—	$17

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

West Texas Intermediate Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing West Texas Intermediate crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. The sum of all such costs typically ranges between 12 and 32 cents per gallon. Due to recent increases in refining costs, the difference between WTI prices and the purchase price of BNSF Railway diesel fuel is currently outside of this typical range.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

No additional WTI hedges were entered into during the first three months of 2005. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2005.

	Quarter Ending			Total
2005	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	675	1,125	1,350	3,150
Equivalent gallons hedged (in millions)	28.35	47.25	56.70	132.30

Average swap price (per barrel)	$24.67	$24.55	$24.54	$24.52
Fair value (in millions)	$21	$36	$42	$99

WTI Collars
Barrels hedged (in thousands)	3,225	2,325	1,650	7,200
Equivalent gallons hedged (in millions)	135.45	97.65	69.30	302.40

Average cap price (per barrel)	$26.47	$26.66	$27.11	$26.68

Average floor price (per barrel)	$21.89	$22.07	$22.57	$22.10
Fair value (in millions)	$96	$69	$47	$212

	Quarter Ending				Annual
2006	March 31,	June 30,	September 30,	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$41	$19	$10	$—	$70

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$37	$36	$18	$11	$102

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$3	$—	$—	$—	$3

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates, establishing rates in anticipation of future debt issuances and converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

As of March 31, 2005, the Company had no interest hedging transactions outstanding. As of March 31, 2004, the Company had one swap transaction outstanding with an interest rate component and recorded a de minimis hedge benefit in the Consolidated Statement of Income for the quarter then ended.

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

SFRC renewed $350 million of its $700 million accounts receivable facilities, effective June 2004, for an additional 364 days. In addition, SFRC entered into a separate $350 million accounts receivable facility with a five-year term in June 2003. The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2005. Outstanding undivided interests held by investors under the A/R sales program were $650 million at March 31, 2005 and December 31, 2004. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $977 million and $894 million of receivables transferred by SFRC to the master trust at March 31, 2005 and December 31, 2004, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $327 million and $244 million at March 31, 2005 and December 31, 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $650 million at March 31, 2005 and December 31, 2004, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $3.1 billion and $2.7 billion for the three months ended March 31, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense (income), net and were $3 million and $2 million for the three months ended March 31, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates, and were based on weighted average interest rates of 2.6 percent and 1.1 percent in the three months ended March 31, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, the amount of receivables BNSF Railway could sell would decrease by approximately $9 million.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2005 and December 31, 2004, $95 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2005 and December 31, 2004, $58 million and $59 million, respectively, of such allowances had been recorded of which $51 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at March 31, 2005 and December 31, 2004, approximately $7 million had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million of outstanding undivided interests held by investors. During the three months ended March 31, 2005 and 2004, $2 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2005, BNSF Railway was in compliance with these provisions.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2005, are as follows (dollars in millions):

	Guarantees					Capitalized Obligations
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$101	$101	14	$36[b]
Westside Intermodal Transportation Corporation	0.0%	$45	$73	$—	18	$39[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$23	$—	18	$12[b]
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68[c]
All other	0.0%	$9	$11	$5	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P., a subsidiary of Kinder Morgan Energy Partners, L.P. to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights which would occur upon a put notice issued by BNSF Railway or the exercise of the call rights by the general partners of SFPP, L.P.

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $65 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and will be required to fund a portion of the remaining obligation upon default by the original debtor.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/ Kansas City, Kansas

BNSF Railway has guaranteed $59 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation will only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2005, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

BNSF Railway guarantees $9 million of other debt. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $5 million of the $9 million of guarantees. These guarantees expire between 2005 and 2014.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5. Commitments and Contingencies

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in FASB Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and, when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF Railway then engaged a third party, with extensive experience in performing asbestos studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data.

BNSF Railway anticipates obtaining annual updates of the study. On a quarterly basis, BNSF Railway will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance	$345	$60
Accruals	—	8
Payments	(5)	(8)

Ending balance at March 31,	$340	$60

Of the March 31, 2005 obligation, $286 million is related to unasserted claims while $54 million is related to asserted claims. At March 31, 2005, $20 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding only asserted asbestos claims filed against BNSF Railway:

	2005	2004
Claims unresolved at January 1,	1,926	1,985
Claims filed	173	240
Claims settled, dismissed or otherwise resolved	(180)	(252)

Claims unresolved at March 31,	1,919	1,973

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF Railway believes that the $340 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other Personal Injury

BNSF Railway uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of a Loss, is immaterial.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance	$459	$453
Accruals	45	42
Payments	(65)	(48)

Ending balance at March 31,	$439	$447

At March 31, 2005, $155 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF Railway:

	2005	2004
Claims unresolved at January 1,	4,116	4,393
Claims filed	912	940
Claims settled, dismissed or otherwise resolved	(1,144)	(845)

Claims unresolved at March 31,	3,884	4,488

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF Railway believes that the $439 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

The amounts recorded by BNSF Railway for other personal injury claims were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

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

Environmental

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

Liabilities for environmental cleanup costs are recorded when BNSF Railway’s liability for environmental cleanup is probable and a reasonable estimate of associated loss can be made. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF Railway engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. The estimate did not include (i) contaminated sites of which the Company is not aware, and (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third party claims on a site by site basis when the liability for such claims is probable and a reasonable estimate of associated loss can be made. BNSF Railway’s recorded liability for third party claims as of March 31, 2005 is approximately $25 million.

BNSF RAILWAY COMPANY and SUBSIDIARIES

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 378 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance	$385	$199
Accruals	—	26
Payments	(9)	(11)

Ending balance at March 31,	$376	$214

At March 31, 2005, $60 million was included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2005 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway sites		Superfund sites
	2005	2004	2005	2004
Number of sites at January 1,	384	402	24	22
Sites added during the period	5	11	—	1
Sites closed during the period	(11)	(43)	(1)	(3)

Number of sites at March 31,	378	370	23	20

Liabilities recorded for environmental costs represent BNSF Railway’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF Railway’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF Railway’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $376 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Three Months Ended March 31,	2005	2004
Beginning balance at January 1,	$154	$179
Accruals	5	—
Payments	(8)	(8)
Other	—	—

Ending balance at March 31,	$151	$171

Employee separation liabilities of $151 million were included in the Consolidated Balance Sheets at March 31, 2005, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2005, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $127 million at March 31, 2005. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2005 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $18 million at March 31, 2005, and primarily provide for separation programs announced in July 2003 and July 2004 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance cost of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively. In the first three months of 2005, BNSF Railway recorded other liabilities of approximately $4 million primarily related to a voluntary severance program for certain union employees.

Other Employee Separation Costs

Liabilities principally related to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger were $5 million at March 31, 2005. These costs will be paid over the next several years based on deferral elections made by the affected employees. Additionally, in the first three months of 2005, BNSF Railway recorded approximately $1 million related to other union employees. This program is expected to be substantially complete by the end of 2005.

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three months ended March 31 were as follows (in millions):

	Pension Benefits		Health and Welfare Benefits
Net Periodic Cost	2005	2004	2005	2004
Service cost	$5	$5	$1	$1
Interest cost	22	24	4	5
Expected return on plan assets	(25)	(28)	—	—
Amortization of net loss	6	3	1	2
Amortization of prior service costs	—	—	(2)	(1)

Net cost recognized	$8	$4	$4	$7

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF adopted guidance pursuant to FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003 as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s post-retirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF’s ongoing retiree medical costs.

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $210 million and $114 million during the first three months of 2005 and 2004, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $29 million and a net intercompany payable balance of $2 million at March 31, 2005 and December 31, 2004, respectively. These balances are reflected in accounts receivable and accounts payable in the respective Consolidated Balance Sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At March 31, 2005 and December 31, 2004, BNSF Railway had $165 million and $152 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first three months of 2005, BNSF Railway had additional borrowings of $13 million of variable rate notes and made a de minimis amount of repayments. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At March 31, 2005 and December 31, 2004, BNSF Railway had $1,875 million and $2,011 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $136 million decrease in intercompany notes receivable is due to $694 million of repayments from BNSF during the first quarter offset by additional borrowings of $558 million. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $1 million and less than $1 million for the three months ended March 31, 2005 and 2004, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $7 million and $4 million for the three months ended March 31, 2005 and 2004.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has other long-term incentive plans to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $5 million and $3 million for the three months ended March 31, 2005 and 2004, respectively.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9. Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, the Securities and Exchange Commission recently adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, BNSF Railway will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the statement to either all prior years for which SFAS No. 123 was effective. BNSF Railway is currently evaluating which method of application will be used.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors

of BNSF Railway Company:

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of March 31, 2005, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2005 and 2004 and the consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

April 20, 2005

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the three months ended March 31, 2005 and 2004:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2005	2004	2005	2004	2005	2004
	(in millions)		(in thousands)
Consumer Products	$1,128	$925	1,235	1,081	$913	$856
Industrial Products	647	563	386	368	1,676	1,530
Coal	598	520	554	521	1,079	998
Agricultural Products	524	438	233	236	2,249	1,856

Total Freight Revenues	2,897	2,446	2,408	2,206	$1,203	$1,109

Other Revenues	56	30

Total Operating Revenues	$2,953	$2,476

Freight revenues for the first quarter of 2005 were $2,897 million, up 18 percent compared with the same 2004 period. Freight revenues included $180 million in fuel surcharges compared with $47 million in the prior year. The increase in freight revenues is due to a 9 percent increase in cars/units and an 8 percent increase in average revenue per car/unit.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $1,128 million for the first quarter of 2005 were $203 million, or 22 percent, greater than the first quarter of 2004. The increase in Consumer Products revenues is primarily due to a 14 percent increase in units, which is driven by increased volumes in the international and truckload sectors. The 7 percent increase in revenue per unit is primarily due to price increases across all sectors and increased fuel surcharges, partially offset by increases in international intermodal business, which has lower average revenue per unit.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $84 million, or 15 percent, to $647 million for the first quarter of 2005. The Company experienced strong revenue gains in all four business areas with especially strong gains in lumber, paper, panel products, manufactured products, clay and petroleum products. The 5 percent increase in cars was driven by continuing strength in the economy. Rate increases along with fuel surcharges and volume increases in higher rated commodities contributed to a 10 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $598 million for the first quarter of 2005 increased $78 million, or 15 percent, compared with the same period a year ago. The 6 percent increase in cars is a result of new customer business volumes and higher demand from existing customers. Average revenue per car increased 8 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $524 million for the first quarter of 2005 were $86 million, or 20 percent, higher than revenues for the first quarter of 2004. This increase is primarily due to an increase of 21 percent in average revenue per car, which is related to a favorable mix change driven by increased soybean exports to China, fuel surcharges and price increases.

Other Revenues

Other Revenues increased $26 million to $56 million for the first quarter of 2005. The increase is primarily due to increases in storage and other credits due to a policy change which resulted in higher storage fees.

Expenses

Total operating expenses for the first quarter of 2005 were $2,316 million, an increase of $254 million, or 12 percent, versus the same period in 2004.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $849 million were $63 million, or 8 percent, higher than the first quarter of 2004. This increase is primarily related to significant volume increases, which led to an increase in both headcount and wages earned. Additionally, an increase in wage rates incentive expenses and pension expenses contributed to this variance over the first quarter of 2004.

Purchased services

Purchased services expense includes ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF Railway. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased service expenses of $396 million for the first quarter of 2005 were $66 million, or 20 percent, higher than the first quarter of 2004. This increase is primarily due to higher volume-related costs for intermodal ramp costs, locomotive contract maintenance expense and haulage payments for contracted transportation over other roads.

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

Depreciation and amortization expenses of $263 million for the first quarter of 2005 were $14 million, or 6 percent, higher than the same period in 2004. The increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $213 million for the first quarter of 2005 were $26 million, or 14 percent, higher than the first quarter of 2004. The increase is primarily due to strong volumes.

Fuel

Fuel expense is driven by the level of locomotive consumption of diesel fuel, market prices and the effects of hedging activities.

Fuel expenses of $392 million for the first quarter of 2005 were $112 million, or 40 percent, higher than the first quarter of 2004. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 27 cents to $1.13, resulting in a $92 million increase in expense. The all-in cost is comprised of an increase in the average purchase price of 41 cents, or $143 million increase in fuel expense, partially offset by an increase in the hedge benefit of 14 cents, or $51 million (first quarter 2005 benefit of $105 million less first quarter 2004 benefit of $54 million). Consumption in the first three months of 2005 was 346 million gallons compared with 323 million gallons in the same 2004 period, resulting in a $20 million increase in fuel expense.

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

Materials and other expenses of $203 million for the first quarter of 2005 were $27 million, or 12 percent, lower than the first quarter of 2004. The decrease is due to decreased casualty costs driven by two large derailments in the first quarter of 2004 as well as lower environmental expenses primarily as a result of the third quarter 2004 charge (see Note 10 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K).

Interest expense

Interest expense of $34 million for the first quarter of 2005 was $2 million, or 6 percent, higher than the first quarter of 2004. The increase is primarily due to higher average interest rates.

Other expense (income), net

Other expense was $6 million in the first quarter of 2005 compared with other income of $4 million in the first quarter of 2004. This increase in expense is primarily due to an interest recovery recorded in the first quarter of 2004.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNSF RAILWAY COMPANY (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: April 28, 2005

S-1

BNSF RAILWAY COMPANY and SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Principal Executive Officer’s Certifications Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certifications Pursuant to 18 U.S.C. § 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1