Form 10-Q
period 2005-06-30
BNSF RAILWAY CO
filed 2005-07-26
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 20, 2005
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$3,106	$2,664	$6,059	$5,140

Operating expenses:
Compensation and benefits	846	816	1,695	1,602
Purchased services	399	334	795	664
Depreciation and amortization	268	251	531	500
Equipment rents	218	197	431	384
Fuel	461	326	853	606
Materials and other	201	228	404	458

Total operating expenses	2,393	2,152	4,709	4,214

Operating income	713	512	1,350	926
Interest expense	34	34	68	66
Interest income, related parties	(18)	(6)	(32)	(12)
Other expense, net	8	5	14	1

Income before income taxes	689	479	1,300	871
Income tax expense	262	182	494	331

Net income	$427	$297	$806	$540

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21	$321
Accounts receivable, net	273	165
Materials and supplies	378	339
Current portion of deferred income taxes	133	293
Other current assets	836	554

Total current assets	1,641	1,672

Property and equipment, net	26,127	25,762
Other assets	2,217	1,637
Intercompany notes receivable, net	2,040	1,859

Total assets	$32,025	$30,930

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,573	$2,346
Long-term debt due within one year	176	160

Total current liabilities	2,749	2,506

Long-term debt	1,609	1,669
Deferred income taxes	7,890	7,813
Casualty and environmental liabilities	906	941
Minimum pension liability	353	353
Employee separation costs	116	124
Other liabilities	1,653	1,698

Total liabilities	15,276	15,104

Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	10,339	9,533
Accumulated other comprehensive income	124	7

Total stockholder’s equity	16,749	15,826

Total liabilities and stockholder’s equity	$32,025	$30,930

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2005	2004
OPERATING ACTIVITIES
Net income	$806	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	500
Deferred income taxes	165	225
Employee separation costs paid	(15)	(15)
Long-term casualty and environmental liabilities, net	(33)	32
Other, net	(171)	(78)
Changes in current assets and liabilities:
Accounts receivable, net	(108)	(92)
Materials and supplies	(39)	(28)
Other current assets	(61)	(122)
Accounts payable and other current liabilities	179	(97)

Net cash provided by operating activities	1,254	865

INVESTING ACTIVITIES
Capital expenditures	(797)	(692)
Other, net	(499)	(287)

Net cash used for investing activities	(1,296)	(979)

FINANCING ACTIVITIES
Payments on long-term debt, net	(77)	(71)
Net (increase) decrease in intercompany notes receivable	(181)	230
Other, net	—	1

Net cash (used for) provided by financing activities	(258)	160

(Decrease) increase in cash and cash equivalents	(300)	46
Cash and cash equivalents:
Beginning of period	321	18

End of period	$21	$64

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$59	$31
Income taxes paid, net of refunds	$346	$155
Non-cash asset financing	$38	$48

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2004	$6,286	$9,533	$7	$15,826

Comprehensive income:
Net income	—	806	—	806
Gain on derivative instruments, net of tax expense of $74	—	—	117	117

Total comprehensive income				923

Balance at June 30, 2005	$6,286	$10,339	$124	$16,749

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2005, and the results of operations for the three and six month periods ended June 30, 2005 and 2004.

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

Fuel

Fuel costs represented 18 percent and 14 percent of total operating expenses during the six month periods ended June 30, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel-hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first six months of 2005 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Total Fuel-Hedging Activities

As of June 30, 2005, BNSF Railway’s total fuel hedging activities covered 48 percent, 27 percent, and 3 percent of estimated fuel purchases for the remainder of 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hedge benefit	$124	$64	$231	$114
Ineffective portion of unexpired hedges	—	(1)	(2)	3
Tax effect	(48)	(24)	(88)	(45)

Hedge benefit, net of tax	$76	$39	$141	$72

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions are as follows (in millions):

	June 30, 2005	December 31, 2004
Short-term fuel-hedging asset	$440	$264
Long-term fuel-hedging asset	118	105
Ineffective portion of unexpired hedges	(2)	(4)
Tax effect	(214)	(140)

Amount included in AOCI, net of tax	$342	$225

Settled fuel-hedging contracts receivable	$124	$131

Amounts recorded in AOCI represent the fair value less the ineffective portion of unexpired hedges.

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of June 30, 2005, BNSF Railway had entered into fuel swap and costless collar agreements utilizing NYMEX #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. The sum of all such costs typically ranges between 7 and 17 cents per gallon.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first half of 2005, the Company converted approximately 26 million gallons of WTI collars into HO swaps at an average price of $0.84 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2005:

	Quarter Ending
2005	September 30,	December 31,	Total
HO Swaps

Gallons hedged (in millions)	45.15	15.75	60.90
Average swap price (per gallon)	$0.87	$0.93	$0.89
Fair value (in millions)	$35	$12	$47

HO Collars

Gallons hedged (in millions)	12.60	22.05	34.65
Average cap price (per gallon)	$0.96	$0.98	$0.97
Average floor price (per gallon)	$0.88	$0.90	$0.89
Fair value (in millions)	$9	$16	$25

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars

Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$12	$16	$21	$23	$72

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars

Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$23	$—	$—	$—	$23

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

No additional WTI hedges were entered into during the first six months of 2005; however, during the first half of 2005, the Company converted approximately 26 million gallons of WTI collars into HO swaps as stated in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2005:

	Quarter Ending
2005	September 30,	December 31,	Total
WTI Swaps

Barrels hedged (in thousands)	1,125	1,350	2,475
Equivalent gallons hedged (in millions)	47.25	56.70	103.95
Average swap price (per barrel)	$24.55	$24.54	$24.54
Fair value (in millions)	$37	$46	$83

WTI Collars

Barrels hedged (in thousands)	1,700	1,650	3,350
Equivalent gallons hedged (in millions)	71.40	69.30	140.70
Average cap price (per barrel)	$27.30	$27.11	$27.21
Average floor price (per barrel)	$22.70	$22.57	$22.64
Fair value (in millions)	$51	$52	$103

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps

Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$45	$22	$12	$—	$79

WTI Collars

Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$43	$42	$22	$13	$120

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars

Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$4	$—	$—	$—	$4

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

NYMEX #2 Heating Oil Refining Spread Hedges

As of June 30, 2005, the Company had entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 69 million gallons of fuel with an average swap price of $11.51 per barrel. HO-WTI is the difference in price between HO and WTI; therefore a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of June 30, 2005:

	Quarter Ending
2005	September 30,	December 31,	Total
HO-WTI Swaps
Barrels hedged (in thousands)	900	750	1,650
Equivalent gallons hedged (in millions)	37.80	31.50	69.30
Average swap price (per barrel)	$11.75	$11.22	$11.51
Fair value (in millions)	$—	$2	$2

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

As of June 30, 2005, the Company had no interest hedging transactions outstanding. As of June 30, 2004, the Company had one swap transaction outstanding with an interest rate component and recorded a de minimis hedge benefit in the Consolidated Statement of Income for the quarter then ended.

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program is $700 million at June 30, 2005, which is comprised of a $350 million, 364-day accounts receivable facility and a $350 million, five-year accounts receivable facility. The commitments of the investors are currently scheduled to expire in October 2005 and October 2008, respectively. Outstanding undivided interests held by investors under the A/R sales program were $650 million at June 30, 2005 and December 31, 2004. These receivables are derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,026 million and $894 million of receivables transferred by SFRC to the master trust at June 30, 2005 and December 31, 2004, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $376 million and $244 million at June 30, 2005 and December 31, 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $650 million at June 30, 2005 and December 31, 2004, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $6.4 billion and $5.5 billion for the six months ended June 30, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $6 million and $5 million for the six months ended June 30, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 2.9 percent and 1.1 percent in the six months ended June 30, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2005 and December 31, 2004, $84 million and $77 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2005 and December 31, 2004, $53 million and $59 million, respectively, of such allowances had been recorded of which $43 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at June 30, 2005 and December 31, 2004, approximately $10 million and $7 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million of outstanding undivided interests held by investors. During the six months ended June 30, 2005 and 2004, $4 million and $5 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2005, BNSF Railway is in compliance with these provisions.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4. Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2005, are as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$65	$101	$101	13	$36	[b]
Westside Intermodal Transportation Corporation	0.0%	$43	$70	$—	18	$37	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$22	$—	18	$12	[b]
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$69	[c]
All other	0.0%	$9	$10	$5	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheet.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has guaranteed $57 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation will only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2005, the Company has recorded a $69 million asset and corresponding liability for the fair value of the RVG.

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

Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

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

The Company currently expects to obtain an update to this study in the third quarter of 2005. On a quarterly basis, BNSF Railway will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to the Company’s estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$340	$60	$345	$60
Accruals	—	7	—	15
Payments	(4)	(4)	(9)	(12)

Ending balance at June 30,	$336	$63	$336	$63

Of the June 30, 2005 obligation, $276 million is related to unasserted claims while $60 million is related to asserted claims. At June 30, 2005, $20 million is included in current liabilities. The recorded liability is not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Claims unresolved at beginning of period	1,919	1,973	1,926	1,985
Claims filed	312	192	485	432
Claims settled, dismissed or otherwise resolved	(111)	(189)	(291)	(441)

Ending balance at June 30,	2,120	1,976	2,120	1,976

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $450 million. However, BNSF Railway believes that the $336 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$439	$447	$459	$453
Accruals	45	51	90	93
Payments	(35)	(59)	(100)	(107)

Ending balance at June 30,	$449	$439	$449	$439

At June 30, 2005, $170 million is included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Claims unresolved at beginning of period	3,884	4,488	4,116	4,393
Claims filed	1,025	837	1,937	1,777
Claims settled, dismissed or otherwise resolved	(1,194)	(974)	(2,338)	(1,819)

Ending balance at June 30,	3,715	4,351	3,715	4,351

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF Railway believes that the $449 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

Liabilities for environmental cleanup costs are recorded when BNSF Railway’s liability for environmental cleanup is probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments in recent periods, the Company performed an assessment to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF Railway engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities. The estimate did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third party claims as of June 30, 2005 is approximately $20 million.

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

The Company currently expects to obtain an update to this study in the third quarter of 2005. On a quarterly basis, BNSF Railway will also monitor actual experience against the forecasted remediation and related payments made on existing sites. Additionally, BNSF Railway will continue its existing, quarterly process to monitor developments to further benchmark actuarial results. Adjustments to the Company’s estimates will continue to be recorded quarterly if necessary based upon developments in subsequent periods. More periodic updates to the study will occur if trends necessitate a change.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 379 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$376	$214	$385	$199
Accruals	8	38	8	64
Payments	(13)	(10)	(22)	(21)

Ending balance at June 30,	$371	$242	$371	$242

At June 30, 2005, $60 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2005 will be paid over the next ten years, and no individual site is considered to be material.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
BNSF Sites
Number of sites at beginning of period	378	370	384	402
Sites added during the period	1	11	6	22
Sites closed during the period	—	(1)	(11)	(44)

Number of sites at June 30,	379	380	379	380

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Superfund Sites
Number of sites at beginning of period	23	20	24	22
Sites added during the period	—	1	—	2
Sites closed during the period	—	—	(1)	(3)

Number of sites at June 30,	23	21	23	21

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $371 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2005	2004
Beginning balance at January 1,	$154	$179
Accruals	7	2
Payments	(15)	(15)

Ending balance at June 30,	$146	$166

Employee separation liabilities of $146 million are included in the Consolidated Balance Sheet at June 30, 2005, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2005, $30 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers are $126 million at June 30, 2005. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid through approximately 2024. In 2005 and 2004, the Company updated its estimates and recorded an additional liability of $2 million each year related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions are $14 million at June 30, 2005, and primarily provide for separation programs announced in July 2003 and July 2004 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively. In the first six months of 2005, BNSF recorded other liabilities of approximately $4 million primarily related to a voluntary severance program for certain union employees.

Other Employee Separation Costs

Other employee separation cost liabilities are $6 million at June 30, 2005, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other employee separation costs accrual is an estimate for the remaining payments to be made to other union employees as a result of a $1 million relocation program initiated in the first quarter of 2005. This program is expected to be substantially complete by the end of 2005.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and six months ended June 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$5	$5	$10	$10
Interest cost	25	24	47	48
Expected return on plan assets	(26)	(28)	(51)	(56)
Amortization of net loss	7	3	13	6

Net cost recognized	$11	$4	$19	$8

	Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$—	$1	$1	$2
Interest cost	3	5	7	10
Amortization of net loss	1	1	2	3
Amortization of prior service costs	(1)	(1)	(3)	(2)

Net cost recognized	$3	$6	$7	$13

BNSF sponsors a postretirement health care benefit plan that provides prescription drug coverage. The recent Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) provides for a federal subsidy for plans that provide prescription drug benefits that are actuarially equivalent to Medicare Part D.

BNSF adopted guidance pursuant to FASB Staff Position 106-2 Accounting and Disclosure Requirements Related to the Drug, Improvement and Modernization Act of 2003 as of April 1, 2004. The Company and its actuarial advisors have determined that the prescription drug coverage provided by BNSF’s post-retirement health care benefit plan is actuarially equivalent to Medicare Part D, and accordingly, the subsidy will provide some relief for BNSF ongoing retiree medical costs.

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $346 million and $155 million during the first six months of 2005 and 2004, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany payable balance of $9 million and $2 million at June 30, 2005 and December 31, 2004, respectively. These balances are reflected in accounts payable in the Consolidated Balance Sheet. Net intercompany payable balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At June 30, 2005 and December 31, 2004, BNSF Railway had $184 million and $152 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2005, BNSF Railway had additional borrowings of $32 million of variable rate notes and made a de minimis amount of repayments. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At June 30, 2005 and December 31, 2004, BNSF Railway had $2,224 million and $2,011 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $213 million increase in intercompany notes receivable is due to $767 million of repayments from BNSF offset by additional borrowings of $980 million during the first six months of 2005. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $6 million and $1 million for the six months ended June 30, 2005 and 2004, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $13 million and $7 million for the six months ended June 30, 2005 and 2004.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $10 million and $7 million for the six months ended June 30, 2005 and 2004, respectively.

9. Accounting Pronouncements

Stock-Based Compensation

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, BNSF Railway will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. As allowed by SFAS No. 123R, the Company can elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application which can apply the Statement to all prior years for which SFAS No. 123 was effective. BNSF Railway is currently evaluating which method of application will be used.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is assessing the impact of the interpretation on its financial statements. The Interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable.

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

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company:

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of June 30, 2005, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, the consolidated statements of cash flows for the six-months ended June 30, 2005 and 2004 and the consolidated statement of changes in stockholder’s equity for the six-month period ended June 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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
July 20, 2005

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the six months ended June 30, 2005 and 2004:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2005	2004	2005	2004	2005	2004
	(in millions)		(in thousands)
Consumer Products	$2,368	$1,964	2,545	2,285	$930	$860
Industrial Products	1,365	1,183	783	757	1,743	1,563
Coal	1,189	1,073	1,090	1,069	1,091	1,004
Agricultural Products	1,017	862	455	457	2,235	1,886

Total Freight Revenues	5,939	5,082	4,873	4,568	$1,219	$1,113

Other Revenues	120	58

Total Operating Revenues	$6,059	$5,140

Freight revenues for the first six months of 2005 were $5,939 million, up 17 percent compared with the same 2004 period. This increase is due to a 7 percent increase in cars/units and a 10 percent increase in average revenue per car/unit. Additionally, freight revenues included $414 million in fuel surcharges compared with $111 million in the prior year.

Consumer Products

The Consumer Products freight business includes a significant intermodal component and consists of the following business areas: international, direct marketing, truckload, intermodal marketing companies, automotive, and perishables and dry boxcar.

Consumer Products revenues of $2,368 million for the first six months of 2005 were $404 million, or 21 percent, greater than the first six months of 2004. Consumer Products experienced revenue gains in all sectors. The 11 percent increase in units was driven primarily by the international and truckload sectors. Rate increases and increases in fuel surcharges resulted in an 8 percent increase in revenue per unit.

Industrial Products

The Industrial Products freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $182 million, or 15 percent, to $1,365 million for the first six months of 2005. The revenue increase was due to strength in all four business areas with especially strong gains in lumber, panel products, steel, cement and waste products. Rate increases, increase in fuel surcharges and larger volume increases in higher-rated commodities contributed to a 12 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons transported originate from the Powder River Basin of Wyoming and Montana.

Heavy snow and rain in the Powder River Basin (PRB) from late April to mid-May 2005 seriously affected rail and mining operations on the PRB joint rail line and beyond. The abnormally high precipitation, occurring just after spring thaw, followed by related derailments, one involving a BNSF Railway train and the other another Class I railroad, severely impacted operations. Another contributing factor was the long-term accumulation of coal dust on this trackage which caused the ballast section to retain water and compromise track stability in a number of locations. BNSF Railway and the other Class I railroad have agreed on the elements of a revised joint line maintenance plan. BNSF Railway had an extensive plan in place and has modified that plan in view of the unprecedented level of precipitation that affected the PRB. The plan includes undercutting, cleaning of shoulder ballast, track surfacing, and replacement or new installation of concrete ties. BNSF Railway expects this additional maintenance activity to have a modest impact on the number of its coal trains that will be operating daily on the joint line during the balance of 2005.

Coal revenues of $1,189 million, for the first six months of 2005, increased $116 million, or 11 percent, versus the same period a year ago. Coal carloads increased 2 percent as a result of new customer business volumes and higher demand from existing customers partially offset as a result of weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 9 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $1,017 million for the first six months of 2005 were $155 million, or 18 percent, higher than revenues for the first six months of 2004. This increase was primarily due to an increase of 19 percent in average revenue per car, which was related to a favorable mix change driven by increased soybean exports to China, fuel surcharges and price increases.

Other Revenues

Other Revenues increased $62 million to $120 million for the first six months of 2005 compared with the same period in 2004. The increase is primarily attributable to increases in storage related revenues.

Expenses

Total operating expenses for the first six months of 2005 were $4,709 million, an increase of $495 million, or 12 percent, versus the same period in 2004.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses for the first half of 2005 of $1,695 million were $93 million, or 6 percent, higher than the same 2004 period. This increase in expense was primarily related to higher volumes, which drove an approximate headcount increase of 5 percent. Additionally, compared to the same 2004 period, pension expense was higher, while incentive compensation expense was lower.

Purchased services

Purchased service expenses include ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF Railway. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased service expenses of $795 million for the first half of 2005 were $131 million, or 20 percent, higher than the same 2004 period. This increase was primarily due to higher volume-related costs for intermodal ramp costs, locomotive contract maintenance expense and haulage payments for contracted transportation over other roads.

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

Depreciation and amortization expenses of $531 million for the first half of 2005 were $31 million, or 6 percent, higher than the same period in 2004. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses include long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expenses are driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for the first six months of 2005 of $431 million were $47 million, or 12 percent, higher than the first six months of 2004. The variance represents expense increases for freight car equipment and locomotive leases which are predominantly related to volume increases.

Fuel

Fuel expenses are driven by the level of locomotive consumption of diesel fuel, market prices and the effects of hedging activities.

Fuel expenses of $853 million for the first six months of 2005 were $247 million, or 41 percent, higher than the first six months of 2004. The increase in fuel expenses was due to an increase in consumption driven by higher volumes and an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 31 cents, or $215 million, which was comprised of an increase in the average purchase price of 46 cents, or $327 million, offset by an increase in the hedge benefit of approximately 15 cents, or $112 million (first six months 2005 benefit of $229 million less first six months of 2004 benefit of $117 million). Consumption in the first six months of 2005 was 694 million gallons, up 5 percent, compared with consumption for the first six months of 2004 of 660 million gallons, resulting in a $32 million increase in fuel expense.

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

Materials and other expenses of $404 million for the first six months of 2005 were $54 million, or 12 percent, lower than the first six months of 2004. Approximately $170 million of the total represents materials expenses with the remainder consisting of other items. The overall decrease was primarily due to $30 million in environmental expense related to developments at two former fueling facility sites during the second quarter of 2004, higher casualty costs in the 2004 period driven by two large derailments that occurred in the first quarter of 2004, and lower environmental and personal injury expenses in the first six months of 2005 primarily as a result of the third quarter 2004 charge (see Note 10 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K), partially offset by higher material costs to maintain freight cars and locomotives due to higher volumes in 2005 and lower gains on land sales.

Interest expense

Interest expense of $68 million for the six months ended June 30, 2005, was $2 million, or 3 percent, higher than the same period in 2004. The increase is primarily due to higher average interest rates.

Other expense, net

Other expense was $14 million for the first six months of 2005 compared with $1 million in the same 2004 period. This increase in expense is primarily due to an interest recovery recorded in the first quarter of 2004.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. Important factors that could cause actual performance or results to differ materially include, but are not limited to:

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

•    Legal and regulatory factors: developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, legislative and regulatory developments affecting train operations or the marketing of services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, occupational disease, the release of hazardous materials, environmental contamination and damage to property; and

•    Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, as well as natural events such as severe weather, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2004, to Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District), a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a Burlington Northern Santa Fe Corporation (BNSF) predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend—specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital—which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On July 8, 2005, the court entered a final order denying the plaintiffs’ requests to certify a class action. Plaintiffs’ have filed a notice of intent to appeal this matter to the Texas Court of Appeals. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action and it is defending these claims vigorously.

Item 6. Exhibits

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: July 26, 2005

S-1

BNSF RAILWAY COMPANY and SUBSIDIARIES

Exhibit Index

3.1	Restated Certificate of Incorporation of The Burlington Northern and Santa Fe Railway Company dated January 17, 2005, changing its name to BNSF Railway Company.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1