Form 10-Q
period 2005-09-30
BNSF RAILWAY CO
filed 2005-10-25
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 17, 2005
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$3,280	$2,769	$9,339	$7,909

Operating expenses:
Compensation and benefits	897	850	2,592	2,452
Fuel	499	332	1,352	938
Purchased services	402	339	1,197	1,003
Depreciation and amortization	271	254	802	754
Equipment rents	223	210	654	594
Materials and other	211	669	615	1,127

Total operating expenses	2,503	2,654	7,212	6,868

Operating income	777	115	2,127	1,041
Interest expense	28	33	96	99
Interest income, related parties	(22)	(8)	(54)	(20)
Other expense (income), net	14	(6)	28	(5)

Income before income taxes	757	96	2,057	967
Income tax expense	281	36	775	367

Net income	$476	$60	$1,282	$600

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$225	$321
Accounts receivable, net	266	165
Materials and supplies	395	339
Current portion of deferred income taxes	141	293
Current portion of fuel-hedging asset	493	264
Other current assets	395	290

Total current assets	1,915	1,672

Property and equipment, net	26,250	25,762
Other assets	1,942	1,637
Intercompany notes receivable, net	2,420	1,859

Total assets	$32,527	$30,930

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,549	$2,346
Long-term debt due within one year	172	160

Total current liabilities	2,721	2,506

Long-term debt	1,570	1,669
Deferred income taxes	7,984	7,813
Casualty and environmental liabilities	909	941
Minimum pension liability	353	353
Employee separation costs	108	124
Other liabilities	1,644	1,698

Total liabilities	15,289	15,104

Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock ($1 par value, 1,000 shares authorized, issued and outstanding) and paid-in capital	6,286	6,286
Retained earnings	10,815	9,533
Accumulated other comprehensive income	137	7

Total stockholder’s equity	17,238	15,826

Total liabilities and stockholder’s equity	$32,527	$30,930

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2005	2004
OPERATING ACTIVITIES
Net income	$1,282	$600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	802	754
Deferred income taxes	243	203
Employee separation costs paid	(27)	(29)
Long-term casualty and environmental liabilities, net	(40)	484
Other, net	(196)	(130)
Changes in current assets and liabilities:
Accounts receivable, net	(101)	(115)
Materials and supplies	(56)	(54)
Other current assets	(68)	(113)
Accounts payable and other current liabilities	191	127

Net cash provided by operating activities	2,030	1,727

INVESTING ACTIVITIES
Capital expenditures	(1,245)	(1,163)
Other, net	(181)	(231)

Net cash used for investing activities	(1,426)	(1,394)

FINANCING ACTIVITIES
Payments on long-term debt	(139)	(126)
Net increase in intercompany notes receivable	(561)	(168)
Other, net	—	1

Net cash used for financing activities	(700)	(293)

(Decrease) increase in cash and cash equivalents	(96)	40
Cash and cash equivalents:
Beginning of period	321	18

End of period	$225	$58

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$90	$101
Income taxes paid, net of refunds	$509	$204
Non-cash asset financing	$49	$74

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2004	$6,286	$9,533	$7	$15,826
Comprehensive income:
Net income	—	1,282	—	1,282
Gain on derivative instruments, net of tax expense of $80	—	—	130	130

Total comprehensive income				1,412

Balance at September 30, 2005	$6,286	$10,815	$137	$17,238

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2005, and the results of operations for the three and nine month periods ended September 30, 2005 and 2004.

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

Fuel

Fuel costs represented 19 percent and 14 percent of total operating expenses during the nine month periods ended September 30, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel-hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first nine months of 2005 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of September 30, 2005, BNSF Railway’s total fuel hedging activities covered 45 percent, 27 percent, and 3 percent of estimated fuel purchases for the remainder of 2005, 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hedge benefit	$161	$92	$392	$206
Ineffective portion of unexpired hedges	—	3	(2)	6
Tax effect	(61)	(37)	(149)	(81)

Hedge benefit, net of tax	$100	$58	$241	$131

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions are as follows (in millions):

	September 30, 2005	December 31, 2004
Short-term fuel-hedging asset	$493	$264
Long-term fuel-hedging asset	84	105
Ineffective portion of unexpired hedges	(2)	(4)
Tax effect	(220)	(140)

Amount included in AOCI, net of tax	$355	$225

Settled fuel-hedging contracts receivable	$161	$131

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of September 30, 2005, BNSF Railway had entered into fuel swap and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended September 30, 2005, the sum of all such costs averaged approximately 12 cents per gallon.

During the first nine months of 2005, the Company converted approximately 64 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of $0.88 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2005:

Quarter Ending
2005	December 31,
HO Swaps
Gallons hedged (in millions)	53.55
Average swap price (per gallon)	$0.92
Fair value (in millions)	$65

HO Collars
Gallons hedged (in millions)	22.05
Average cap price (per gallon)	$0.98
Average floor price (per gallon)	$0.90
Fair value (in millions)	$26

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$18	$22	$28	$32	$100

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$31	$—	$—	$—	$31

WTI Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil (WTI). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2005, the sum of all such costs averaged approximately 38 cents per gallon.

No additional WTI hedges were entered into during the first nine months of 2005. However, during the first nine months of 2005, the Company converted approximately 64 million gallons of WTI collars into HO swaps as stated in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2005:

Quarter Ending
2005	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,350
Equivalent gallons hedged (in millions)	56.70
Average swap price (per barrel)	$24.54
Fair value (in millions)	$56

WTI Collars
Barrels hedged (in thousands)	750
Equivalent gallons hedged (in millions)	31.50
Average cap price (per barrel)	$28.49
Average floor price (per barrel)	$24.05
Fair value (in millions)	$28

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$56	$27	$15	$—	$98

WTI Collars
Barrels hedged (in thousands)	1,500	1,500	825	525	4,350
Equivalent gallons hedged (in millions)	63.00	63.00	34.65	22.05	182.70
Average cap price (per barrel)	$30.05	$30.20	$30.81	$31.93	$30.47
Average floor price (per barrel)	$25.66	$25.79	$26.32	$27.42	$26.04
Fair value (in millions)	$54	$53	$29	$17	$153

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$4	$—	$—	$—	$4

NYMEX #2 Heating Oil Refining Spread Hedges

During the nine months ended September 30, 2005, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 57 million gallons of fuel with an average swap price of $11.79 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of September 30, 2005:

Quarter Ending
2005	December 31,
HO-WTI Swaps
Barrels hedged (in thousands)	1,350
Equivalent gallons hedged (in millions)	56.70
Average swap price (per barrel)	$11.79
Fair value (in millions)	$16

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2005, which was comprised of a $350 million, 364-day accounts receivable facility and a $350 million, five-year accounts receivable facility. The Company amended these facilities on October 14, 2005, modifying their maturities to October 2006. Outstanding undivided interests held by investors under the A/R sales program were $650 million at September 30, 2005 and December 31, 2004. These receivables are derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $994 million and $864 million of receivables transferred by SFRC to the master trust at September 30, 2005 and December 31, 2004, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $344 million and $214 million at September 30, 2005 and December 31, 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $650 million at September 30, 2005 and December 31, 2004, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $10 billion and $8 billion for the nine months ended September 30, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $11 million and $8 million for the nine months ended September 30, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.1 percent and 1.3 percent in the nine months ended September 30, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. BNSF Railway has historically experienced very low levels of default or dilution. If dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2005 and December 31, 2004, $46 million and $47 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2005 and December 31, 2004, $47 million and $59 million, respectively, of such allowances had been recorded of which $40 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at September 30, 2005 and December 31, 2004, approximately $7 million had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the $650 million of outstanding undivided interests held by investors. During the nine months ended September 30, 2005 and 2004, $6 million of accounts receivable were written off.

The investors in the master trust have no recourse against BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2005, BNSF Railway is in compliance with these provisions.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4. Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2005, are as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$96	$96	13	$35[b]
Westside Intermodal Transportation Corporation	0.0%	$43	$70	$—	18	$35[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$22	$—	18	$11[b]
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68[c]
All other	0.0%	$9	$10	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheet.

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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $62 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and will be required to fund a portion of the remaining obligation upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2005, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

BNSF Railway guarantees $9 million of other debt. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $9 million of guarantees. These guarantees expire between 2005 and 2014.

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

Asbestos

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF Railway employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and, when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF Railway then engaged a third party, with extensive experience in performing asbestos studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data.

Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims in the third quarter of 2004. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million for the three and nine months ended September 30, 2004, respectively.

During the third quarter of 2005, the Company obtained an update of this study which concluded that the original September 2004 study continues to represent a reasonable estimate of BNSF Railway’s future asbestos exposure. Therefore, management recorded no additional expense as a result of this update. The Company plans to update the study in the third quarter of 2006. On a quarterly basis, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments. Adjustments to the Company’s estimates will be recorded when necessary.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$336	$63	$345	$60
Accruals	—	293	—	308
Payments	(4)	(5)	(13)	(17)

Ending balance at September 30,	$332	$351	$332	$351

Of the September 30, 2005 obligation, $270 million is related to unasserted claims while $62 million is related to asserted claims. At September 30, 2005, $20 million is included in current liabilities. The recorded liability is not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Claims unresolved at beginning of period	2,120	1,976	1,926	1,985
Claims filed	234	155	719	587
Claims settled, dismissed or otherwise resolved	(150)	(132)	(441)	(573)

Ending balance at September 30,	2,204	1,999	2,204	1,999

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF Railway believes that the $332 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other Personal Injury

BNSF Railway uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$449	$439	$459	$453
Accruals	46	57	136	150
Payments	(59)	(41)	(159)	(148)

Ending balance at September 30,	$436	$455	$436	$455

At September 30, 2005, $165 million is included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Claims unresolved at beginning of period	3,715	4,351	4,116	4,393
Claims filed	922	945	2,859	2,722
Claims settled, dismissed or otherwise resolved	(986)	(1,083)	(3,324)	(2,902)

Ending balance at September 30,	3,651	4,213	3,651	4,213

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $400 million to $550 million. However, BNSF Railway believes that the $436 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for FELA claims; certain risks incurred after April 1, 1998; railroad protective and force account insurance claims incurred after January 1, 2002; and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2005 and 2004, BNSF Railway paid $140 million in premiums to BNSF IC for such coverage and recognized $105 million in expense related to those premiums. At September 30, 2005, unamortized premiums of $35 million remain on the Consolidated Balance Sheets. During the first nine months of 2005 and 2004, BNSF IC made claim payments to BNSF Railway totaling $94 million and $59 million, respectively, for settlement of covered claims.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the EPA and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF Railway engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF Railway recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million for the three and nine months ended

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

September 30, 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third party claims as of September 30, 2005 is approximately $26 million.

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

During the third quarter of 2005, the Company obtained an update of this study. Based on the results of the study, management recorded additional expense of approximately $12 million. The Company plans to update the study in the third quarter of 2006. On a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites. Adjustments to the Company’s estimates will continue to be recorded when necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 377 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$371	$242	$385	$199
Accruals	24	186	32	250
Payments	(14)	(38)	(36)	(59)

Ending balance at September 30,	$381	$390	$381	$390

At September 30, 2005, $55 million is included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2005 will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
BNSF Railway Sites
Number of sites at beginning of period	379	380	384	402
Sites added during the period	13	4	19	26
Sites closed during the period	(15)	—	(26)	(44)

Number of sites at September 30,	377	384	377	384

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Superfund Sites
Number of sites at beginning of period	23	21	24	22
Sites added during the period	—	2	—	4
Sites closed during the period	(3)	—	(4)	(3)

Number of sites at September 30,	20	23	20	23

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $381 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2005	2004
Beginning balance at January 1,	$154	$179
Accruals	9	7
Payments	(27)	(29)

Ending balance at September 30,	$136	$157

Employee separation liabilities of $136 million are included in the Consolidated Balance Sheet at September 30, 2005, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2005, $28 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid over the next twelve months.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers are $117 million at September 30, 2005. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid through approximately 2024. In 2005 and 2004, the Company updated its estimates and recorded an additional liability of $2 million each year related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions are $13 million at September 30, 2005, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively. In the first nine months of 2005, BNSF Railway recorded other liabilities of approximately $6 million primarily related to a voluntary severance program for certain union employees.

Other Employee Separation Costs

Other employee separation cost liabilities are $6 million at September 30, 2005, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other employee separation costs accrual is an estimate for the remaining payments to be made to other union employees as a result of a $1 million relocation program initiated in the first quarter of 2005. This program is expected to be substantially complete by the end of 2005.

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and nine months ended September 30 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$5	$4	$15	$14
Interest cost	24	24	71	72
Expected return on plan assets	(25)	(28)	(76)	(84)
Amortization of net loss	6	3	19	9

Net cost recognized	$10	$3	$29	$11

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2005	2004	2005	2004
Service cost	$—	$1	$1	$3
Interest cost	2	5	9	15
Amortization of net loss	1	1	3	4
Amortization of prior service costs	(1)	(1)	(4)	(3)

Net cost recognized	$2	$6	$9	$19

8. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $509 million and $204 million during the first nine months of 2005 and 2004, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany payable balance of $20 million and $40 million at September 30, 2005 and December 31, 2004, respectively. These balances are reflected in accounts payable in the respective Consolidated Balance Sheet. Net intercompany payable balances are settled in the ordinary course of business.

At September 30, 2005 and December 31, 2004, BNSF Railway had $194 million and $152 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first nine months of 2005, BNSF Railway had additional borrowings of $43 million of variable rate notes and had $1 million of repayments. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At September 30, 2005 and December 31, 2004, BNSF Railway had $2,614 million and $2,011 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $603 million increase in intercompany notes receivable is due to $787 million of repayments from BNSF offset by additional borrowings of $1,390 million during the first nine months of 2005. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $15 million and $2 million for the nine months ended September 30, 2005 and 2004, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, for the nine months ended September 30, 2005 and 2004, BNSF Railway purchased $19 million and $15 million, respectively, of trucking services from BNSF Logistics to transport the Company’s materials and supplies.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has provided other long-term incentives to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $17 million and $11 million for the nine months ended September 30, 2005 and 2004, respectively.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9. Accounting Pronouncements

Stock-Based Compensation

The FASB issued SFAS No. 123R, Share-Based Payment, which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, BNSF Railway will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. Additionally, the Company has elected to adopt SFAS No. 123R on a modified prospective basis.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has assessed the impact of the interpretation and does not anticipate that it will have any impact to its financial statements when the interpretation becomes effective on December 31, 2005.

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004, the consolidated statements of cash flows for the nine-months ended September 30, 2005 and 2004 and the consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2005. These interim financial statements are the responsibility of the Company’s management.

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

October 20, 2005

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the nine months ended September 30, 2005 and 2004:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2005	2004	2005	2004	2005	2004
	(in millions)		(in thousands)
Consumer Products	$3,698	$3,059	3,919	3,563	$944	$859
Industrial Products	2,108	1,817	1,182	1,164	1,783	1,561
Coal	1,811	1,662	1,660	1,641	1,091	1,013
Agricultural Products	1,539	1,280	682	667	2,257	1,919

Total Freight Revenues	9,156	7,818	7,443	7,035	$1,230	$1,111

Other Revenues	183	91

Total Operating Revenues	$9,339	$7,909

Freight revenues for the first nine months of 2005 were $9,156 million, up 17 percent compared with the same 2004 period. This increase is due to a 6 percent increase in cars/units and an 11 percent increase in average revenue per car/unit, which includes $710 million in fuel surcharges compared with $207 million in the prior year.

Consumer Products

The Consumer Products freight business is principally composed of International and Intermodal business. Intermodal business is comprised of the Truckload, Intermodal Marketing Companies, and Direct Marketing sectors.

Consumer Products revenues of $3,698 million for the first nine months of 2005 were $639 million, or 21 percent, greater than the first nine months of 2004. The 10 percent increase in units was driven primarily by the international and truckload sectors. Rate increases and increases in fuel surcharges resulted in a 10 percent increase in revenue per unit.

Industrial Products

The Industrial Products freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $291 million, or 16 percent, to $2,108 million for the first nine months of 2005. The revenue increase was due to strength in all four business areas, with especially strong gains in lumber, panel products, paper, petroleum and steel products. Rate increases, an increase in fuel surcharges and larger volume increases in higher-rated commodities contributed to a 14 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons transported originate from the Powder River Basin of Wyoming and Montana (Powder River Basin).

Coal revenues of $1,811 million, for the first nine months of 2005, increased $149 million, or 9 percent, versus the same period a year ago. Coal carloads increased 1 percent as a result of new customer business volumes and higher demand from existing customers partially offset by weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 8 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

Agricultural Products freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer, and other products.

Agricultural Products revenues of $1,539 million for the first nine months of 2005 were $259 million, or 20 percent, higher than revenues for the first nine months of 2004. This increase was primarily due to an 18 percent increase in average revenue per car, which was partially driven by fuel surcharges and a favorable mix change as a result of increased corn and soybean exports to Asia.

Other Revenues

Other Revenues increased $92 million to $183 million for the first nine months of 2005 compared with the same period in 2004. The increase is primarily attributable to increases in storage related revenues and volume growth.

Expenses

Total operating expenses for the first nine months of 2005 were $7,212 million, an increase of $344 million, or 5 percent, versus the same period in 2004.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses for the first nine months of 2005 of $2,592 million were $140 million, or 6 percent, higher than the same 2004 period. This increase in expense was primarily related to 6 percent higher volumes. Additionally, compared to the same 2004 period, pension expense was higher, while incentive compensation expense was lower.

Fuel

Fuel expenses are driven by the level of locomotive consumption of diesel fuel, market prices and the effects of hedging activities.

Fuel expenses of $1,352 million for the first nine months of 2005 were $414 million, or 44 percent, higher than the first nine months of 2004. The increase in fuel expenses was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 36 cents to $1.30 resulting in a $369 million increase in expense. The expense increase was comprised of an increase in the average purchase price of 52 cents, or $547 million, offset by an increase in the hedge benefit of approximately 16 cents, or $178 million (first nine months 2005 benefit of $390 million less first nine months of 2004 benefit of $212 million). Consumption in the first nine months of 2005 was 1,043 million gallons, up 5 percent, compared with consumption for the first nine months of 2004 of 996 million gallons, resulting in a $45 million increase in fuel expenses.

Purchased services

Purchased services expenses include ramping and drayage, maintenance of locomotive and freight car equipment and technology services outsourcing, and other services, such as vegetation control, provided to BNSF Railway. The expenses are driven by the rates established in the service contracts and the volume of services required.

Purchased services expenses of $1,197 million for the first nine months of 2005 were $194 million, or 19 percent, higher than the same 2004 period. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, and haulage payments for contracted transportation over other railroads.

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

Depreciation and amortization expenses of $802 million for the first nine months of 2005 were $48 million, or 6 percent, higher than the same period in 2004. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses include long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expenses are driven primarily by volume, rental rates, the results of lease negotiations, utilization of owned equipment versus leased equipment, and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for the first nine months of 2005 of $654 million were $60 million, or 10 percent, higher than the first nine months of 2004. The variance represents expense increases for freight car equipment and locomotive leases which are predominantly related to volume and lease rate increases.

Materials and other

Materials expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation, and derailments as well as employee separation costs, utilities, and property and miscellaneous taxes. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $615 million for the first nine months of 2005 were $512 million, or 45 percent, lower than the first nine months of 2004. The overall decrease was primarily the result of the $465 million pre-tax charge recorded in the third quarter of 2004 to reflect changes in the Company’s estimates of unasserted asbestos liabilities and environmental liabilities (see Note 10 of the Consolidated Financial Statements in the Company’s 2004 Form 10-K). Additionally, environmental expenses recorded in the first nine months of 2004 related to developments at two former fueling sites, higher casualty costs driven by two large derailments that occurred in the first quarter of 2004, and overall lower environmental and personal injury expenses in the first nine months of 2005 primarily as a result of the aforementioned third quarter 2004 charge contributed to this decrease. The overall decrease in materials and other was partially offset by higher material costs to maintain locomotives, freight cars and track structure.

Interest expense

Interest expense of $96 million for the first nine months of 2005 was $3 million, or 3 percent, lower than the first nine months of 2004. This decrease was primarily the result of lower average debt outstanding.

Other expense, net

Other expense, net was $28 million for the first nine months of 2005 compared with other income of $5 million in the same 2004 period. This increase is primarily due to the receipt of interest income from a settlement and an interest recovery, both recorded in 2004 as well as additional losses on BNSF Railway’s participation in a synthetic fuel partnership recorded in 2005.

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

•    Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, economic re-regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property; and

•    Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

BNSF Railway was notified by the Minnesota Pollution Control Agency (MPCA) of a proposed Stipulation Agreement to resolve alleged environmental violations with respect to BNSF Railway’s Dilworth, Minnesota fueling facility. The MPCA alleges violations involving BNSF Railway’s wastewater permit, tank regulations, and hazardous waste regulations. In October 2005, the MPCA presented BNSF Railway with proposed monetary sanctions proposed to be included in a settlement agreement. Although the parties are negotiating a settlement, it is possible that resolution of this matter could result in monetary sanctions exceeding $100 thousand.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: October 25, 2005

S-1

BNSF RAILWAY COMPANY and SUBSIDIARIES

Exhibit Index

3.1	By-Laws of BNSF Railway Company, amended as of August 30, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

E-1