Form 10-K
period 2005-12-31
BNSF RAILWAY CO
filed 2006-02-17
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-6324

BNSF Railway Company

Exact name of registrant as specified in its charter

Delaware	41-6034000
State of Incorporation	I.R.S. Employer Identification No.

2650 Lou Menk Drive Fort Worth, Texas 76131-2830	(800) 795-2673
Address of principal executive offices, including zip code	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

The securities listed below are registered on the New York Stock Exchange.

Title of each class

Burlington Northern Inc.

(Now BNSF Railway Company)

Consolidated Mortgage Bonds

9.25%, Series H, due 2006

6.55%, Series K, due 2020

3.80%, Series L, due 2020

3.20%, Series M, due 2045

8.15%, Series N, due 2020

6.55%, Series O, due 2020

8.15%, Series P, due 2020

Debenture, 8.75%, due 2022

Northern Pacific Railway Company General Lien Railway and Land Grant 3% Bonds, due 2047 St. Louis-San Francisco Railway Company Income Debentures, 5%, Series A, due 2006

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☐          Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 2, 2006.

*	BNSF Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation; as a result, there is no market data with respect to registrant’s shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part 1

Item 1. Business

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

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company (ATSF) merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, SFP merged with and into The Burlington Northern and Santa Fe Railway Company. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company (BNSF Railway).

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2005, BNSF Railway had approximately 40,000 employees.

BNSF Railway’s Internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.

The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the scope and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity.

A downturn in the economy or change in government policy could negatively impact demand for the Company’s services.

Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for our services. For example, changes in clean air laws may impact demand for coal and United States and foreign government agriculture subsidies may impact the demand for grain.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials.

The Company is required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified where releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets which could restrict its ability to raise capital. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. In addition, many of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may continue to be subject to allegations or findings to the effect that it has violated, or is strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company records liabilities for environmental cleanup when the amount of its liability is both probable and reasonably estimable.

The Company’s future success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.

The Company is subject to a significant amount of governmental regulation with respect to its rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Also, some of the regulations require the Company to obtain and maintain various licenses, permits and other authorizations, and it cannot assure that it will continue to be able to do so. Increased economic regulation of the rail industry could negatively impact the Company’s ability to determine prices for rail services and to make capital improvements to its rail network, resulting in an adverse effect on the Company’s results of operations, financial condition or liquidity.

The availability of qualified personnel and an aging workforce may adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively impact service levels. In addition, approximately 45 percent of the workforce will be eligible for retirement within the next 10 years. The Company’s efforts to attract and retain qualified personnel may be hindered due to increased demand in the job market. Unpredictable increases in demand for rail services may exacerbate these risks and may have an adverse effect on the Company’s operating results, financial condition or liquidity.

Most of the Company’s employees are represented by unions, and failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages, or substantially higher ongoing labor costs.

A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. A negotiating process for new, major collective bargaining agreements covering all of BNSF Railway’s union employees has been underway since the bargaining round was initiated on November 1, 2004. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if the Company is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Severe weather and natural disasters could disrupt normal business operations, which would result in increased costs and liabilities and decreases in revenues.

The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse affect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

Fuel supply availability and fuel prices may adversely affect the Company’s results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, or rising global demand. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. Additionally, the Company is expected to be able to offset a significant portion of the anticipated higher fuel costs through its fuel surcharge program and fuel hedging activities in 2006. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

The Company depends on the stability and availability of its information technology systems.

The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures, and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including Business Continuity Planning, Disaster Recovery Planning and Business Impact Analysis, a significant disruption could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

Personal injury claims constitute a significant expense, and increases in the amount or severity of these claims could adversely affect the Company’s operating results.

The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until it was substantially eliminated by 1985. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, has contributed to increased expenses in the past. Future events, such as increases in the number of claims that will be filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

TRACK CONFIGURATION

BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding second, third and fourth main tracks, yard tracks, and sidings), approximately 24,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2005. Approximately 8,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2005, the total BNSF Railway system, including first, second, third and fourth main tracks, yard tracks, and sidings, consists of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 9,000 route miles operated under trackage rights. At December 31, 2005, approximately 26,000 miles of BNSF Railway’s track consists of 112-pound per yard or heavier rail, including approximately 19,000 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2005	2004	2003
Locomotives	5,790	5,715	5,377

Freight Cars:
Covered hopper	34,631	35,066	36,255
Gondola	12,579	16,070	15,327
Open hopper	10,973	11,257	10,866
Box-specially equipped	8,658	9,625	10,021
Flat	8,537	8,132	7,854
Refrigerator	4,983	5,420	5,427
Autorack	748	894	827
Tank	422	612	639
Box-general purpose	27	27	31
Other	323	273	302

Total freight cars	81,881	87,376	87,549

Domestic chassis	12,649	9,846	9,864
Domestic containers	10,412	10,501	10,627
Company service cars	4,091	3,999	4,028
Trailers	1,916	2,152	2,152
Commuter passenger cars	179	166	163

Average age from date of manufacture- locomotive fleet (years) [a]	15	15	15
Average age from date of manufacture- freight car fleet (years) [a]	15	16	16

a	These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

CAPITAL EXPENDITURES

A breakdown of cash capital expenditures during 2005, 2004 and 2003 is set forth in the following table (in millions):

Year Ended December 31,	2005	2004	2003
Maintenance of way:
Rail	$232	$219	$202
Ties	284	257	227
Surfacing	183	159	160
Other	354	359	337

Total maintenance of way	1,053	994	926
Mechanical	136	114	133
Information services	64	73	63
Other	108	106	115

Total maintenance of business	1,361	1,287	1,237
New locomotive acquisitions	—	16	270
Terminal and line expansion	389	223	218

Total	$1,750	$1,526	$1,725

The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year Ended December 31,	2006 Estimate	2005	2004	2003
Track miles of rail laid [a]	854	711	695	749
Cross ties inserted (thousands) [a]	3,314	3,171	2,695	2,353
Track resurfaced (miles)	14,528	12,790	11,450	12,399

a	Includes both maintenance of existing route system and expansion projects. Expenditures for these maintenance programs are primarily capitalized.

MAINTENANCE

As of December 31, 2005, General Electric Company, Alstom Transportation Inc., OmniTRAX Locomotive Services, LLC and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,080 locomotives.

PROPERTY AND FACILITIES

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems, and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 33 major intermodal hubs located across the system.

BNSF Railway’s largest intermodal facilities in terms of 2005 volume were as follows:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,338,000
Willow Springs (Illinois)	770,000
Corwith Yard (Chicago, Illinois)	730,000
Alliance (Fort Worth, Texas)	573,000
San Bernardino (California)	555,000
Cicero (Illinois)	522,000
Logistics Park Chicago (Illinois)	454,000
Argentine (Kansas City, Kansas)	317,000

BNSF Railway owns 23 automotive distribution facilities and serves eight port facilities where automobiles are loaded or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yard	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,795
Galesburg (Illinois)	1,653
Pasco (Washington)	1,393
Barstow (California)	1,384
Memphis (Tennessee)	962

As of December 31, 2005, certain BNSF Railway properties and other assets are subject to liens securing $384 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and leases, as referred to in Notes 9 and 10 of the Consolidated Financial Statements.

PRODUCTIVITY

Productivity in 2005, as measured by thousand gross ton miles per employee, was relatively consistent with 2004 as shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents.

Year Ended December 31,	2005	2004	2003
Thousand gross ton miles divided by average number of employees	26,964	26,986	24,906

Volumes as measured by gross ton miles increased 5 percent in 2005 over 2004 and 11 percent in 2004 over 2003. In turn, the increase in volumes has led the Company to increase employee headcounts.

BUSINESS MIX

In serving the Midwest, Pacific Northwest and the Western, Southwestern, and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Approximately 65 percent of the freight revenues originated by the Company is covered by contractual agreements of varying duration, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF Railway’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF Railway has also entered into marketing agreements with Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

CONSUMER PRODUCTS:

The Consumer Products’ freight business provided approximately 41 percent of freight revenues in 2005.

INDUSTRIAL PRODUCTS:

Industrial Products’ freight business provided approximately 23 percent of BNSF Railway’s freight revenues in 2005.

COAL:

In 2005, the transportation of coal contributed about 19 percent of freight revenues.

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company continues to respond to requests for information.

AGRICULTURAL PRODUCTS:

The transportation of Agricultural Products provided approximately 17 percent of 2005 total freight revenues.

FREIGHT STATISTICS:

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

Year Ended December 31,	2005	2004	2003
Revenue ton miles (millions)*	596,575	570,688	508,200
Freight revenue per thousand revenue ton miles	$21.12	$18.81	$18.26
Average length of haul (miles)	1,068	1,045	1,014

*	Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenue, cars/units and average revenue per car/unit information for the three years ended December 31, 2005, is incorporated by reference from a table in Item 7, Management’s Narrative Analysis of Results of Operations, under the headings “Results of Operations; Revenue Table.”

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

BNSF Railway’s rail operations, as well as those of its competitors, are also subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances, and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. Further discussion is incorporated by reference from Note 10 of the Consolidated Financial Statements.

RAILROAD RETIREMENT

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been approximately triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II), and other benefits. For 2005, the Railroad Retirement System required up to a 20.25 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

COMPETITION

The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers, other railroads and river barges may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the western region of the United States is the Union Pacific Railroad Company (UP). Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting to the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2005 was approximately 48 percent.

Item 3. Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action, and the plaintiffs subsequently filed an appeal of this ruling to the Texas Court of Appeals. BNSF Railway believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

BNSF Railway was notified by the Minnesota Pollution Control Agency (MPCA) of a proposed Stipulation Agreement to resolve alleged environmental violations with respect to BNSF Railway’s Dilworth, Minnesota fueling facility. The MPCA alleges violations involving BNSF Railway’s wastewater permit, tank regulations, and hazardous waste regulations. In October 2005, the MPCA presented BNSF Railway with proposed monetary sanctions. Although the parties are negotiating a settlement, it is possible that resolution of this matter could result in monetary sanctions exceeding $100,000.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 of the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 of the Consolidated Financial Statements.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BNSF Railway’s common stock is owned by BNSF and therefore is not traded on any market.

Item 7. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

RESULTS OF OPERATIONS

REVENUE TABLE

The following table presents BNSF Railway’s revenue information by commodity group for the years ended December 31, 2005, and 2004:

	Revenues (in millions)		Cars / units (in thousands)		Average revenue per car / unit
Year ended December 31,	2005	2004	2005	2004	2005	2004
Consumer Products	$5,151	$4,239	5,306	4,859	$971	$872
Industrial Products	2,871	2,448	1,564	1,561	1,836	1,568
Coal	2,448	2,277	2,238	2,216	1,094	1,028
Agricultural Products	2,131	1,772	916	900	2,326	1,969

Total freight revenues	12,601	10,736	10,024	9,536	$1,257	$1,126

Other revenues	245	121

Total operating revenues	$12,846	$10,857

EXPENSE TABLE

The following table presents BNSF Railway’s expense information for the years ended December 31, 2005 and 2004 (in millions):

Year Ended December 31,	2005	2004
Compensation and benefits	$3,501	$3,313
Fuel	1,959	1,335
Purchased services	1,603	1,358
Depreciation and amortization	1,074	1,011
Equipment rents	886	790
Materials and other	895	1,341	[a]

Total operating expenses	$9,918	$9,148

Interest expense	$127	$128
Other expense, net	$35	$2
Income tax expense	$1,073	$612

a	2004 materials and other expense includes a $465 million pre-tax charge related to changes in estimates of the Company’s unasserted asbestos and environmental liabilities (see Note 10 of the Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

BNSF Railway recorded net income for 2005 of $1,778 million, which included a $44 million, net of tax, loss related to an agreement to sell certain line segments to the state of New Mexico. In comparison, net income for 2004 was $1,000 million, which included a $288 million, net of tax, charge for a change in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities (see Note 10 of the Consolidated Financial Statements).

REVENUES

FREIGHT

Freight revenues of $12,601 million for 2005 were $1,865 million, or 17 percent, higher than 2004. Freight revenues were up due to a 5 percent increase in volumes, despite a decrease in car velocity from 199 miles per day in 2004 to approximately 190 miles per day in 2005. Freight revenues in 2005 included fuel surcharges of approximately $1.1 billion compared with approximately $350 million in the prior year. Growth in rates and fuel surcharges drove average revenue per car/unit up 12 percent in 2005 to $1,257 from $1,126 in 2004.

CONSUMER PRODUCTS

The Consumer Products’ freight business consists of the following business areas: international intermodal, domestic intermodal, automotive, and perishables and dry boxcar.

Consumer Products revenues of $5,151 million for 2005 were $912 million, or 22 percent, greater than 2004. The increase in Consumer Products revenues was strong in all sectors. The increase in average revenue per unit of 11 percent was primarily related to rate increases and increased fuel surcharges.

INDUSTRIAL PRODUCTS

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastic products, and petroleum products.

Industrial Products revenues increased $423 million, or 17 percent, to $2,871 million for 2005. The revenue increase was primarily due to increased lumber, panel and paper traffic in the building products sector, as well as increased traffic in petroleum products, partially offset by decreased volumes in waste products in the building products sector as well as steel and taconite in the construction products sector. Rate increases along with increased fuel surcharges contributed to a 17 percent increase in average revenue per car.

COAL

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 93 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,448 million for 2005 increased $171 million, or 8 percent, versus a year ago. Coal volumes increased slightly as a result of new customer business and higher demand from existing customers, partially offset by weather-related operational and maintenance disruptions in the Powder River Basin. Average revenue per car increased 6 percent primarily driven by contractual rate escalations and increased average length of haul.

AGRICULTURAL PRODUCTS

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $2,131 million for 2005 were $359 million, or 20 percent, higher than revenues for 2004. Average revenue per car increased 18 percent primarily driven by mix as a result of strong exports out of the Pacific Northwest, price increases and increased fuel surcharges.

OTHER REVENUES

Other Revenues increased $124 million to $245 million for 2005 compared to 2004. This increase was primarily attributable to increases in storage-related revenues and volume growth.

EXPENSES

Total operating expenses for 2005 were $9,918 million, an increase of $770 million, or 8 percent, over 2004. The increase in operating expenses was the result of significant fuel price increases, a 5-percent increase in gross-ton miles handled and a $71 million pre-tax loss related to an agreement to sell certain line segments to the state of New Mexico, offset by lower asbestos and environmental costs due to the $465 million pre-tax charge taken in 2004 to reflect changes in the Company’s estimate of unasserted asbestos liabilities and environmental liabilities.

COMPENSATION AND BENEFITS

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation as well as pension-related expenses.

Compensation and benefits expenses of $3,501 million were $188 million, or 6 percent, higher than 2004. The increase was primarily related to the significant increase in freight volumes experienced in 2005. The increases in freight volumes drove an increase in crew training costs and an approximate 5 percent increase in employee headcount.

FUEL

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $1,959 million for 2005 were $624 million, or 47 percent, higher than 2004. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 40 cents, or $566 million, which is comprised of an increase in the average purchase price of 53 cents, or $759 million, partially offset by an increase in the hedge benefit of 13 cents, or $193 million (2005 benefit of $531 million less 2004 benefit of $338 million). Consumption in 2005 was 1,402 million gallons compared with 1,344 million gallons in 2004, resulting in a $58 million increase in fuel expense.

In the future, benefits from hedging activities are expected to decrease as the Company increases its fuel surcharge program. When compared to 2005, operating income is expected to be negatively impacted by the combination of fuel prices, hedges and fuel surcharge recoveries.

PURCHASED SERVICES

Purchased services expense includes ramping (lifting of containers onto and off of cars); drayage (highway movements to and from railway facilities); maintenance of locomotives, freight cars and equipment; transportation costs over other railroads; technology services outsourcing; professional services; and other contract services provided to BNSF Railway. The expenses are driven by the rates established in the related contracts and the volume of services required.

Purchased services expenses of $1,603 million for 2005 were $245 million, or 18 percent, higher than 2004. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs; locomotive, freight car and equipment maintenance expense; and haulage payments for transportation over other railroads.

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

Depreciation and amortization expenses of $1,074 million for 2005 were $63 million, or 6 percent, higher than 2004. This increase was primarily due to ongoing capital expenditures.

EQUIPMENT RENTS

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. Variances in expense are driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2005 of $886 million were $96 million, or 12 percent, higher than 2004. Expense increases of $70 million for freight car equipment and $26 million for locomotive leases were driven by increases in units resulting from significant volume increases as well as higher lease rates.

MATERIALS AND OTHER

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as employee separation costs, utilities, impairments of long-lived assets and property and miscellaneous taxes. The total is offset by gains on land sales and other recoveries.

Materials and other expenses of $895 million for 2005, which consists of approximately $360 million of materials expense with the remainder consisting of numerous other items, were $446 million, or 33 percent, lower than 2004. In 2005, materials and other expense was impacted by an impairment charge of $71 million related to the future sale of certain line segments as well as $70 million of increased material costs for locomotives, freight cars and track structure, partially offset by lower environmental and personal injury expense in 2005. However, the $465 million pre-tax charge recorded in 2004 to reflect a change in BNSF Railway’s estimates of unasserted asbestos and environmental liabilities more than offset these changes by a significant amount.

INTEREST EXPENSE

Interest expense of $127 million for 2005 was $1 million, or 1 percent, lower than 2004.

OTHER EXPENSE, NET

Other expense of $35 million for 2005 was $33 million higher than in 2004. The increase in other expense, net was predominantly due to the receipt of interest income on a settlement that occurred in 2004, losses on BNSF Railway’s participation in a synthetic fuel partnership for which tax credits are generated and higher accounts receivable sales fees driven primarily by higher interest rates.

OTHER MATTERS

FORWARD-LOOKING INFORMATION

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. Important factors that could cause actual performance or results to differ materially include, but are not limited to the following:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that produce and consume freight, adverse economic conditions in BNSF Railway’s supplier base, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, and rates or service; and

• Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

December 31,	2005	2004
Fuel hedge benefit (including ineffective portion of unexpired hedges)	$531	$338
Tax effect	(203)	(130)

Hedge benefit, net of tax	$328	$208

The Company’s fuel hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in Note 3 of the Consolidated Financial Statements describes significant aspects of BNSF Railway’s financial instrument activities, which have a significant market risk. Additionally, the Company uses fuel surcharges to mitigate the risk of fuel price volatility.

COMMODITY PRICE SENSITIVITY

BNSF Railway engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2005, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel, WTI, and HO.

At December 31, 2005, BNSF Railway had recorded in the Consolidated Balance Sheet a fuel hedging asset of $336 million for fuel hedges covering 2006 and 2007.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve- month period ending December 31, 2006 and the balance sheet impact from the hypothetical price changes, both based on hedge position at December 31, 2005:

Sensitivity Analysis
Hedged commodity price change	Fuel hedge annual pre-tax earnings impact	Balance Sheet impact of change in fuel hedge fair value
10 percent increase	$61 million increase	$70 million increase
10 percent decrease	$61 million decrease	$64 million decrease

Based on fuel consumption during the twelve-month period ending December 31, 2005 of 1,402 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $231 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2005, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 of the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF Railway and subsidiary companies, together with the report of the Company’s independent registered public accounting firm, are included as part of this filing.

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of BNSF Railway Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNSF Railway Company and its subsidiaries (the Company) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 13, 2006

BNSF RAILWAY COMPANY AND SUSBSIDIARIES

Consolidated Statements of Income

Dollars in millions

Year Ended December 31,	2005	2004	2003
Revenues	$12,846	$10,857	$9,380

Operating expenses:
Compensation and benefits	3,501	3,313	2,959
Fuel	1,959	1,335	1,093
Purchased services	1,603	1,358	1,231
Depreciation and amortization	1,074	1,011	909
Equipment rents	886	790	705
Materials and other	895	1,341	793

Total operating expenses	9,918	9,148	7,690

Operating income	2,928	1,709	1,690
Interest expense	127	128	144
Interest income, related parties	(85)	(33)	(25)
Other expense, net	35	2	13

Income before income taxes and cumulative effect of accounting change	2,851	1,612	1,558
Income tax expense	1,073	612	574

Income before cumulative effect of accounting change	1,778	1,000	984
Cumulative effect of accounting change, net of tax	—	—	39

Net income	$1,778	$1,000	$1,023

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Dollars in millions, shares in thousands

December 31,	2005	2004
Assets
Current assets:
Cash and cash equivalents	$24	$321
Accounts receivable, net	656	165
Materials and supplies	396	339
Current portion of deferred income taxes	203	293
Current portion of fuel-hedging asset	303	264
Other current assets	322	290

Total current assets	1,904	1,672

Property and equipment, net	26,500	25,762
Other assets	1,972	1,637
Intercompany notes receivable, net	2,617	1,859

Total assets	$32,993	$30,930

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and other current liabilities	$2,876	$2,346
Long-term debt due within one year	456	160

Total current liabilities	3,332	2,506

Long-term debt	1,279	1,669
Deferred income taxes	7,896	7,813
Casualty and environmental liabilities	878	941
Minimum pension liability	417	353
Employee separation costs	107	124
Other liabilities	1,538	1,698

Total liabilities	15,447	15,104

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value 1,000 shares authorized; issued and outstanding and paid-in-capital	6,286	6,286
Retained earnings	11,311	9,533
Accumulated other comprehensive income (loss)	(51)	7

Total stockholder’s equity	17,546	15,826

Total liabilities and stockholder’s equity	$32,993	$30,930

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Dollars in millions

Year Ended December 31,	2005	2004	2003
Operating activities
Net income	$1,778	$1,000	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,074	1,011	909
Deferred income taxes	209	238	459
Employee separation costs paid	(30)	(33)	(43)
Cumulative effect of accounting change, net of tax	—	—	(39)
Long-term casualty and environmental liabilities, net	(71)	477	20
Other, net	(212)	(125)	(109)
Changes in current assets and liabilities:
Accounts receivable, net	(141)	(61)	(22)
Change in accounts receivable sales program	(350)	25	31
Materials and supplies	(57)	(73)	(40)
Other current assets	13	(123)	20
Accounts payable and other current liabilities	432	267	176

Net cash provided by operating activities	2,645	2,603	2,385

Investing activities
Capital expenditures	(1,750)	(1,526)	(1,725)
Other, net	(271)	(66)	(93)

Net cash used for investing activities	(2,021)	(1,592)	(1,818)

Financing activities
Payments on long-term debt	(164)	(305)	(316)
Net change in intercompany notes receivable and payable	(758)	(404)	(266)
Other, net	1	1	5

Net cash used for financing activities	(921)	(708)	(577)

Increase (decrease) in cash and cash equivalents	(297)	303	(10)
Cash and cash equivalents:
Beginning of year	321	18	28

End of year	$24	$321	$18

Supplemental cash flow information
Interest paid, net of amounts capitalized	$125	$161	$151
Income taxes paid, net of refunds	$636	$255	$120
Non-cash asset financing	$68	$104	$24

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder’s Equity

Dollars in millions

	Common Stock and Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2002	$6,286	$7,510	$(208)	$13,588
Comprehensive income:
Net income	—	1,023	—	1,023
Minimum pension liability adjustment, net of tax expense of $3	—	—	6	6
Fuel mark-to-market, net of tax expense of $41	—	—	68	68

Total comprehensive income	—	1,023	74	1,097

Balance at December 31, 2003	$6,286	$8,533	$(134)	$14,685
Comprehensive income:
Net income	—	1,000	—	1,000
Minimum pension liability adjustment, net of tax expense of $3	—	—	3	3
Fuel mark-to-market, net of tax expense of $85	—	—	138	138

Total comprehensive income	—	1,000	141	1,141

Balance at December 31, 2004	$6,286	$9,533	$7	$15,826
Comprehensive income:
Net income	—	1,778	—	1,778
Minimum pension liability adjustment, net of tax benefit of $25	—	—	(39)	(39)
Fuel hedge mark-to-market and other items, net of tax benefit of $12	—	—	(19)	(19)

Total comprehensive income	—	1,778	(58)	1,720

Balance at December 31, 2005	$6,286	$11,311	$(51)	$17,546

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. The Company

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles covering 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including Consumer Products, Industrial Products, Coal and Agricultural Products.

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

IMPLEMENTATION OF FIN 46R

In 2001, BNSF Railway entered into the San Jacinto Rail Limited Partnership (the Partnership) with subsidiaries of three chemical manufacturing companies. The original purpose of this Partnership was to construct and BNSF Railway to operate a 13-mile rail line to service these and other chemical and plastics manufacturing facilities in the Houston, Texas area. BNSF Railway owns a 48-percent limited partnership interest and a one-percent general partnership interest in the Partnership and acts as the general partner and operator of this facility.

The Company determined that the Partnership, a previously unconsolidated subsidiary, was required to be consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, on March 31, 2004, as the Partnership qualifies as a variable interest entity and the Company is the primary beneficiary. This consolidation had a minimal impact to the Consolidated Statements of Income due to the fact that the Company accounted for this investment prior to the adoption of FIN 46R under the equity method of accounting and the Partnership’s losses to date have been minimal. The consolidation of the Partnership in 2004 resulted in an increase in assets of $54 million, which includes $26 million in cash and $23 million in land and related development costs, an increase in liabilities of $55 million, including $50 million of short-term debt, and a decrease in equity of $1 million (see Note 7 of the Consolidated Financial Statements for additional information regarding the Partnership).

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

The following table illustrates the effect on net income if the Company had applied SFAS No. 143, Accounting for Asset Retirement Obligations prior to its adoption by the Company in 2004 (in millions):

Year ended December 31,	2005	2004	2003
Net income as reported	$1,778	$1,000	$1,023
Pro forma net income	$1,778	$1,000	$984

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions are periodically reviewed by management. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT, NET

Property and equipment are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation, and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. In addition to direct labor and material, certain indirect costs are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. Property and equipment are stated at cost.

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

STOCK-BASED COMPENSATION

Under various stock incentive plans, BNSF has granted options to BNSF Railway employees to purchase BNSF common stock at a price not less than fair market value at the date of grant. Certain employees of the Company also participate in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its participation in these stock plans. In accordance with APB Opinion 25, the Company records the intrinsic value of stock-based compensation as expense. Accordingly, no compensation expense has been recognized for the fixed stock options as the exercise price equals the stock price on the date of grant. Stock-based compensation expense related to restricted stock and restricted stock units has been recognized as compensation expense.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions):

Year Ended December 31,	2005	2004	2003
Net income, as reported	$1,778	$1,000	$1,023
Stock-based employee compensation expense included in reported net income, net of related tax effects	23	19	11
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42)	(41)	(36)

Pro forma net income	$1,759	$978	$998

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,	2005	2004	2003
Weighted average expected life (years)	4.5	3.9	4.0
Weighted average expected volatility	24.0%	26.1%	35.0%
Weighted average dividend per share*	$0.69	$0.61	$0.49
Weighted average risk free interest rate	3.75%	3.45%	2.17%
Weighted average fair value of options granted per share*	$11.33	$7.03	$7.20

*	Per share amounts relate to shares of BNSF stock, which is listed under the symbol “BNI.”

See Note 15 of the Consolidated Financial Statements for additional information regarding developments related to SFAS No. 123 and SFAS No. 123R, Share-Based Payment.

PENSION AND OTHER POST-EMPLOYMENT BENEFITS

BNSF Railway uses a third party actuary to assist the Company in estimating liabilities and expenses for pensions and other post-employment benefits (OPEB). Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or OPEB liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

RECLASSIFICATIONS

Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income and net income.

3. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

FUEL

Fuel costs represented 20, 15 and 14 percent of total operating expenses during the years 2005, 2004 and 2003, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2005 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

TOTAL FUEL-HEDGING ACTIVITIES

As of December 31, 2005, BNSF Railway’s total fuel hedging activities covered approximately 26 percent and 3 percent of estimated fuel purchases for 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year Ended December 31,	2005	2004	2003
Hedge benefit	$535	$337	$65
Ineffective portion of unexpired hedges	(4)	1	3
Tax effect	(203)	(130)	(26)

Hedge benefit, net of tax	$328	$208	$42

The amounts recorded in the Consolidated Balance Sheets for fuel hedge transactions were as follows (in millions):

December 31,	2005	2004
Short-term fuel-hedging asset	$303	$264
Long-term fuel-hedging asset	33	105
Ineffective portion of unexpired hedges	—	(4)
Tax effect	(129)	(140)

Amount included in AOCI, net of tax	$207	$225

Settled fuel-hedging contracts receivable	$143	$131

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 HEATING OIL HEDGES

As of December 31, 2005, BNSF Railway had entered into fuel swap and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended December 31, 2005, the sum of all such costs averaged approximately 16 cents per gallon.

During 2005, the Company converted approximately 19 million gallons of 2006 West Texas Intermediate (WTI) collars into HO swaps at an average price of $1.08 per gallon. The following table provides fuel hedge data based upon the quarter being hedged for all HO fuel hedges outstanding at December 31, 2005.

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	18.90	—	—	—	18.90
Average swap price (per gallon)	1.08	—	—	—	1.08
Fair value (in millions)	$13	$—	$—	$—	$13

HO Collars
Gallons hedged (in millions)	15.75	22.05	28.35	31.50	97.65
Average cap price (per gallon)	$0.97	$0.92	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.90	$0.84	$0.84	$0.87	$0.86
Fair value (in millions)	$12	$18	$24	$28	$82

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars
Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$28	$—	$—	$—	$28

WTI CRUDE OIL HEDGES

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2005, the sum of all such costs averaged approximately 45 cents per gallon.

No additional WTI hedges were entered into during 2005. However, the Company converted approximately 19 million gallons of WTI collars into HO swaps as stated in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel hedge data based upon the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2005.

	Quarter Ending
2006	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,350	675	375	—	2,400
Equivalent gallons hedged (in millions)	56.70	28.35	15.75	—	100.80
Average swap price (per barrel)	$24.43	$25.16	$25.69	$—	$24.83
Fair value (in millions)	$50	$25	$14	$—	$89

WTI Collars
Barrels hedged (in thousands)	1,050	1,500	825	525	3,900
Equivalent gallons hedged (in millions)	44.10	63.00	34.65	22.05	163.80
Average cap price (per barrel)	$29.23	$30.20	$30.81	$31.93	$30.30
Average floor price (per barrel)	$24.73	$25.79	$26.32	$27.42	$25.84
Fair value (in millions)	$34	$47	$26	$16	$123

	Quarter Ending				Annual
2007	March 31,	June 30,	September 30,	December 31,
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$5	$—	$—	$—	$5

NYMEX #2 Heating Oil Refining Spread Hedges

During 2005, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 57 million gallons of fuel with an average swap price $15.69 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of December 31, 2005.

2006	Quarter Ending March 31,

HO-WTI Swaps
Barrels hedged (in thousands)	1,350
Equivalent gallons hedged (in millions)	56.70
Average swap price (per barrel)	$15.69
Fair value (in millions)	$(4)

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

The following table provides summarized comparative information for hedge transactions as of December 31, 2004.

	December 31,
Year ending,	2005	2006	2007
HO Swaps
Gallons hedged (in millions)	69.30	—	—
Average swap price (per gallon)	$0.93	$—	$—
Fair value (in millions)	$15	$—	$—

HO Collars
Gallons hedged (in millions)	40.95	97.65	31.50
Average cap price (per gallon)	$0.97	$0.93	$0.93
Average floor price (per gallon)	$0.89	$0.86	$0.86
Fair value (in millions)	$8	$17	$6

WTI Swaps
Barrels hedged (in thousands)	3,750	2,400	—
Equivalent gallons hedged (in millions)	157.50	100.80	—
Average swap price (per barrel)	$24.52	$24.83	$—
Fair value (in millions)	$66	$36	$—

WTI Collars
Barrels hedged (in thousands)	10,950	4,350	150
Equivalent gallons hedged (in millions)	459.90	182.70	6.30
Average cap price (per barrel)	$26.69	$30.47	$33.00
Average floor price (per barrel)	$22.11	$26.04	$29.00
Fair value (in millions)	$175	$45	$1

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year Ended December 31,	2005	2004	2003
Accounts receivable sale fees	$15	$10	$9
Loss from participation in synthetic fuel partnership	14	3	—
Miscellaneous, net	6	(11)	4

Total	$35	$2	$13

The increase in other expense, net was predominantly due to higher accounts receivable sales fees driven primarily by higher interest rates, losses on BNSF Railway’s participation in a synthetic fuel partnership and the receipt of interest income on a settlement that occurred in 2004.

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits, which reduce the Company’s effective tax rate (see Note 5 of the Consolidated Financial Statements for additional information). In 2005 and 2004, BNSF Railway received a tax benefit from its participation in the partnership of approximately $16.2 and $3.5 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2005 and 2004, the Company recorded approximately $14 million and $3 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF Railway is not the primary beneficiary of the partnership. The Company’s maximum future exposure to loss related to the activities of the synthetic fuel partnership is based upon the actual synthetic fuel produced by the partnership and is estimated to equal $25 million. However, the Company believes that any losses will be more than offset by the synthetic fuel tax credits.

5. Income Taxes

Income tax expense was as follows (in millions):

Year Ended December 31,	2005	2004	2003
Current:
Federal	$763	$324	$97
State	101	50	18

Total current	864	374	115

Deferred:
Federal	179	217	403
State	30	21	56

Total deferred	209	238	459

Total	$1,073	$612	$574

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year Ended December 31,	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	3.0	3.1
Tax settlement	—	—	(0.8)
Synthetic fuel credits	(0.4)	(0.2)	—
Other, net	—	0.1	(0.5)

Effective tax rate	37.6%	37.9%	36.8%

The lower effective tax rate in 2003 primarily reflects a tax settlement attributable to prior years that was settled favorably in 2003.

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2005	2004
Deferred tax liabilities:
Depreciation and amortization	$(8,386)	$(8,203)
Hedging	(137)	(148)
Other	(213)	(204)

Total deferred tax liabilities	(8,736)	(8,555)

Deferred tax assets:
Casualty and environmental	341	366
Pension and other post-employment benefits	245	227
Compensation and benefits	133	124
Employee separation costs	49	58
Other	275	260

Total deferred tax assets	1,043	1,035

Net deferred tax liability	$(7,693)	$(7,520)

Non-current deferred income tax liability	$(7,896)	$(7,813)
Current portion of deferred income taxes	203	293

Net deferred tax liability	$(7,693)	$(7,520)

In accordance with the income allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated liabilities. All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service examination of the years 1995 through 1999 for BNSF Railway is completed, and the unagreed issues are pending before Internal Revenue Service (IRS) Appeals. BNSF Railway is currently under examination for years 2000 through 2002. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF Railway’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2005.

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2005, which was comprised of two $350 million, 364-day accounts receivable facilities. The Company amended these facilities on October 14, 2005, modifying their expiration dates to October 2006. Outstanding undivided interests held by investors under the A/R sales program were $300 million and $650 million at December 31, 2005 and 2004, respectively. These receivables were derecognized by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,008 million and $864 million of receivables transferred by SFRC to the master trust at December 31, 2005 and December 31, 2004, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $708 million and $214 million at December 31, 2005 and 2004, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million and $650 million at December 31, 2005 and 2004, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $13.6 billion, $11.6 billion and $9.8 billion in 2005, 2004 and 2003, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $15 million, $10 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.3 percent, 1.4 percent and 1.1 percent for the years ended December 31, 2005, 2004 and 2003, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2005 and December 31, 2004, $36 million and $47 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2005 and December 31, 2004, $45 million and $59 million, respectively, of such allowances had been recorded of which $42 million and $52 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at December 31, 2005 and December 31, 2004, approximately $3 million and $7 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the undivided interests held by investors. During each of the years ended December 31, 2005 and 2004, $8 million of accounts receivable were written off.

The investors in the master trust have no recourse against BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2005, BNSF Railway is in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2005	2004	2005 Depreciation Rates
Land	$1,635	$1,540	—%
Track structure	15,610	14,406	3.4
Other roadway	10,649	10,649	2.5
Locomotives	3,412	3,492	4.9
Freight cars and other equipment	1,949	1,807	4.9
Computer hardware and software	449	382	13.4

Total cost	33,704	32,276
Less accumulated depreciation and amortization	(7,204)	(6,514)

Property and equipment, net	$26,500	$25,762

The Consolidated Balance Sheets at December 31, 2005 and 2004, included $1,000 million, net of $372 million of amortization, and $978 million, net of $332 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $13 million, $10 million and $9 million of interest for the years ended December 31, 2005, 2004 and 2003, respectively.

SAN JACINTO RAIL LIMITED PARTNERSHIP

As described in Note 2 of the Consolidated Financial Statements, the original purpose of the San Jacinto Rail Limited Partnership was to construct and BNSF Railway to operate a 13-mile rail line to service several chemical and plastics manufacturing facilities in the Houston, Texas area. In the fourth quarter of 2004, BNSF Railway reached an agreement with another carrier for an alternative means of access to the facilities by using the other railroad’s existing line. As consideration for the trackage rights and alternative access rights, BNSF Railway agreed to compensate the other railroad, in lieu of rent, by a combination of cash and waiver of certain payment obligations of the other carrier for future payments related to prospective capital projects to be performed on jointly-operated facilities of BNSF Railway and the other carrier. In January 2005, upon implementation of the terms of this agreement, the Company recorded an intangible asset of $92 million for the trackage rights, amortization of which is estimated to be approximately $3 million per year. In February 2005, the Surface Transportation Board announced its approval of the alternative access by means of trackage rights over the other carrier’s existing lines.

The fair market value of San Jacinto’s assets, including land, was approximately $4 million, determined based on comparable sales and existing property listing information on other properties located near the subject properties. As a result of a plan to sell these assets, the Company recorded a pre-tax impairment charge of $24 million in materials and other expense, which reduced net income by $15 million for 2004. Additionally, the short-term debt that was recorded upon consolidation was repaid during the fourth quarter of 2004.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2005	2004
Compensation and benefits payable	$593	$544
Customer incentives	297	281
Accounts payable	299	274
Casualty and environmental liabilities	240	248
Income tax liabilities	490	275
Rents and leases	210	161
Property tax liabilities	126	134
Accrued interest	30	29
Other	591	400

Total	$2,876	$2,346

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2005	2004
Notes and debentures, weighted average rate of 8.6 percent, due 2006 to 2022	$208	$208
Equipment obligations, weighted average rate of 6.8 percent, due 2006 to 2016	413	476
Capitalized lease obligations, weighted average rate of 7.3 percent, due 2006 to 2023	604	632
Mortgage bonds, weighted average rate of 8.3 percent, due 2006 to 2047	384	388
Financing obligations, weighted average rate of 6.3 percent, due 2012 to 2028	153	153
Unamortized discount and other, net	(27)	(28)

Total	1,735	1,829
Less current portion of long-term debt	(456)	(160)

Long-term debt	$1,279	$1,669

Certain BNSF Railway properties and other assets are subject to liens securing $384 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway are subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2005.

	December 31, 2005
	Maturity Date						Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
	2006	2007	2008	2009	2010	Thereafter
Fixed-rate debt (in millions)	$456	$164	$161	$135	$99	$720	$1,735	$1,131	$1,237
Average interest rate	8.6%	7.9%	7.6%	7.4%	7.2%	6.9%	7.6%

	December 31, 2004
	Maturity Date						Total including capital leases	Total excluding capital leases	Fair value excluding capital leases
	2005	2006	2007	2008	2009	Thereafter
Fixed-rate debt (in millions)	$160	$448	$151	$150	$123	$797	$1,829	$1,197	$1,351
Average interest rate	7.8%	8.7%	8.0%	7.8%	7.5%	7.0%	7.7%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2004 and 2005.

As described below, excluded from the 2005 and 2004 tables are $259 million and $152 million, respectively, of intercompany notes payable to BNSF.

At December 31, 2005 and 2004, BNSF Railway had $259 million and $152 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2005, BNSF Railway had additional net borrowings of $107 million of variable rate notes. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2005 and 2004, BNSF Railway had $2,876 million and $2,011 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The increase of $865 million in intercompany notes receivable is due to net borrowings by BNSF during 2005. Interest is collected semi-annually on all intercompany notes receivable.

In BNSF Railway’s Consolidated Balance Sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had a net intercompany notes receivable balance of $2,617 and $1,859 million at December 31, 2005 and 2004, respectively.

NOTES AND DEBENTURES

2003

The Company exercised an option to call $150 million of 7.50 percent bonds due July 2023 at a price of 103.02 percent of par. Intercompany borrowings were used to fund the call.

MORTGAGE BONDS

2003

The Company exercised an option to call $29 million of 2.63 percent mortgage bonds issued by a predecessor company and due January 1, 2010. Cash generated from operations was used to fund the call.

GUARANTEES

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2005 are as follows (dollars in millions):

	Guarantees					Capitalized Obligations [b]
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$96	$96	13	$34
Westside Intermodal Transportation Corporation	0.0%	$43	$69	$—	18	$36
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$21	$—	18	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68[c]
All other	0.0%	$8	$9	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheet.

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

RESIDUAL VALUE GUARANTEES (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus in the actual residual value of the leased equipment over the RVG. These guarantees will expire between 2006 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2005, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVGs.

ALL OTHER

As of December 31, 2005, BNSF Railway guarantees $8 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $8 million of guarantees. These guarantees expire between 2006 and 2014.

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

10. Commitments and Contingencies

LEASE COMMITMENTS

BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2005 are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases [a]
2006	$145	$461
2007	135	536
2008	123	495
2009	95	461
2010	61	436
Thereafter	161	3,754

Total	720	$6,143

Less amount representing interest	(116)

Present value of minimum lease payments	$604

a	Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases was $565 million, $496 million and $462 million for the years ended December 31, 2005, 2004 and 2003, respectively. Contingent rentals and sublease rentals were not significant.

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

PERSONAL INJURY AND ENVIRONMENTAL COSTS

CHARGE FOR ASBESTOS AND ENVIRONMENTAL COSTS

During 2004, BNSF Railway recorded a $465 million pre-tax charge to reflect changes in its estimate of unasserted asbestos liabilities and environmental liabilities. Of this amount, $293 million and $172 million were related to unasserted asbestos and environmental liabilities, respectively. The $465 million pre-tax charge was recorded in materials and other expense and reduced net income by $288 million during 2004.

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

BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards, and the average costs to settle projected claims, actual costs may differ from amounts recorded. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.”

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2005	2004	2003
Beginning balance	$345	$60	$55
Accruals	—	308	25
Payments	(19)	(23)	(20)

Ending balance at December 31,	$326	$345	$60

Of the obligations at December 31, 2005, $266 million is related to unasserted claims and $60 million is related to asserted claims. At December 31, 2005 and 2004, $21 and $18 million are included in current liabilities, respectively. The recorded liability is not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	2005	2004
Claims unresolved at January 1,	1,926	1,985
Claims filed	835	712
Claims settled, dismissed or otherwise resolved	(640)	(771)

Claims unresolved at December 31,	2,121	1,926

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF Railway believes that the $326 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF Railway uses a third party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial for these other occupational trauma claims.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2005	2004	2003
Beginning balance	$459	$453	$441
Accruals	181	194	190
Payments	(218)	(188)	(178)

Ending balance at December 31,	$422	$459	$453

At December 31, 2005 and 2004, $164 million and $170 million are included in current liabilities, respectively. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	2005	2004
Claims unresolved at January 1,	4,116	4,393
Claims filed	3,758	3,632
Claims settled, dismissed or otherwise resolved	(4,257)	(3,909)

Claims unresolved at December 31,	3,617	4,116

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF Railway believes that the $422 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF INSURANCE COMPANY

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective and force account insurance claims incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2005, 2004 and 2003, BNSF Railway paid and expensed premiums of $140 million, respectively to BNSF IC for such coverage. At December 31, 2005 and 2004 there was no unamortized premium remaining on the Consolidated Balance Sheets. During 2005, 2004 and 2003, BNSF IC made claim payments totaling $132 million, $82 million, and $33 million, respectively, for settlement of covered claims.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third party actuary had proprietary data that included information from the Environmental Protection Agency (EPA) and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF Railway engaged this third party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF Railway recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site by site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million for 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third party claims as of December 31, 2005 is approximately $24 million.

During the third quarter of 2005, the Company obtained an update of this study. Based on the results of the study, management recorded additional expense of approximately $12 million. The Company plans to update the study in the third quarter of 2006. On a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites. Adjustments to the Company’s estimates will continue to be recorded when necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The Company’s estimate of ultimate cost for cleanup efforts at its known environmental sites utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress. BNSF Railway also conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 369 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2005	2004	2003
Beginning balance	$385	$199	$196
Accruals	33	258	59
Payments	(48)	(72)	(56)

Ending balance at December 31,	$370	$385	$199

At December 31, 2005 and 2004, $55 million and $60 million are included in current liabilities, respectively. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2005 will be paid over the next ten years and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway sites		Superfund sites
	2005	2004	2005	2004
Number of sites at January 1,	384	402	24	22
Sites added during the period	24	34	—	5
Sites closed during the period	(39)	(52)	(4)	(3)

Number of sites at December 31,	369	384	20	24

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $370 million recorded at December 31, 2005, is the best estimate of the Company’s future obligation for environmental costs.

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

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2005	2004	2003
Beginning balance at January 1,	$154	$179	$210
Accruals	8	8	12
Payments	(30)	(33)	(43)

Ending balance at December 31,	$132	$154	$179

Employee separation liabilities of $132 million and $154 million are included in the Consolidated Balance Sheets at December 31, 2005 and 2004, respectively, and principally represent: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2005, $25 million of the remaining liabilities are included in current liabilities for anticipated costs to be paid in 2006.

CONDUCTORS, TRAINMEN AND LOCOMOTIVE ENGINEERS

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $116 million and $128 million at December 31, 2005 and 2004, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024. In 2005, 2004 and 2003, the Company updated its estimates and recorded additional liabilities of $2 million, $2 million and $3 million, respectively, related to deferred benefits.

CONSOLIDATION OF CLERICAL FUNCTIONS

Liabilities related to the consolidation of clerical functions were $10 million and $15 million at December 31, 2005 and 2004, respectively, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF Railway recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance cost of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

In 2003, the Company recorded $1 million of reversals for certain liabilities associated with the consolidation of clerical functions. These reversals primarily reflect accrued payments related to workforce reductions for positions under collective bargaining agreements where the Company was able to place affected individuals in alternate positions.

OTHER EMPLOYEE SEPARATION COSTS

At December 31, 2005 and 2004, other employee separation cost liabilities of $6 million and $11 million, respectively, principally related to certain remaining non-union employee severances resulting from fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of December 31, 2005, the remaining liability balance related to this voluntary severance program was insignificant as the program was substantially complete.

During 2004, the Company recorded a liability of approximately $2 million primarily related to a voluntary severance program for certain union employees. Additionally, during 2003, the Company recorded a $2 million reduction to its liability balance due to changes in certain estimates related to fourth-quarter 2001 reductions.

12. Retirement Plans and Other Post-Employment Benefit Plans

BNSF sponsors a funded, noncontributory qualified BNSF Retirement Plan, which covers substantially all non-union employees, and an unfunded BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF Railway that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF Railway’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

Components of the net cost (benefit) for these plans were as follows (in millions):

Year Ended December 31,	Pension Benefits			Health and Welfare Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$20	$19	$17	$2	$3	$4
Interest cost	95	97	100	17	20	22
Expected return on plan assets	(102)	(113)	(123)	—	—	—
Actuarial loss	25	12	3	—	5	8
Net amortization and deferred amounts	—	—	—	(8)	(4)	(2)

Net cost (benefit) recognized	$38	$15	$(3)	$11	$24	$32

The following table shows the change in benefit obligation based on the September 30 measurement date (in millions):

Change in Benefit Obligation	Pension Benefits		Health and Welfare Benefits
	2005	2004	2005	2004
Benefit obligation at beginning of period	$1,710	$1,678	$299	$366
Service cost	20	19	2	3
Interest cost	95	97	17	20
Plan participants’ contributions	—	—	8	7
Amendments	—	—	—	(28)
Actuarial loss (gain)	156	41	(1)	(39)
Benefits paid	(123)	(125)	(30)	(30)

Benefit obligation at end of period	1,858	1,710	$295	$299

Component representing future salary increases	(105)	(112)

Accumulated benefit obligation at end of period	$1,753	$1,598

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets at September 30, 2005 and 2004.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Health and Welfare Benefits
Change in Plan Assets	2005	2004	2005	2004
Fair value of plan assets at beginning of period	$1,276	$1,224	$—	$—
Actual return on plan assets	176	153	—	—
Employer contribution	18	24	22	23
Plan participants’ contributions	—	—	8	7
Benefits paid	(123)	(125)	(30)	(30)

Fair value of plan assets at end of period	$1,347	$1,276	$—	$—

The following table shows the reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2005	2004	2005	2004
Fair value of plan assets as of September 30	$1,347	$1,276	$—	$—
Benefit obligations as of September 30	1,858	1,710	295	299

Funded status (plan assets less benefit obligations)	(511)	(434)	(295)	(299)
Amounts not recognized:
Unrecognized net loss	524	467	61	66
Unrecognized prior service cost	(2)	(2)	(36)	(44)
Adjustment for fourth quarter contribution	45	4	5	—

Net amount recognized as of December 31	$56	$35	$(265)	$(277)

The following table shows the amounts recognized in the Consolidated Balance Sheets (in millions):

	Pension Benefits		Health and Welfare Benefits
December 31,	2005	2004	2005	2004
Accrued benefit cost	$(361)	$(318)	$(265)	$(277)
Accumulated other comprehensive income	417	353	—	—

Net amount recognized	$56	$35	$(265)	$(277)

	Pension Benefits		Health and Welfare Benefits
December 31,	2005	2004	2005	2004
Increase (decrease) in minimum liability included in other comprehensive income	$64	$(6)	$—	$—

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF Railway considered: 1) forward looking capital market forecasts, 2) historical returns for individual asset classes and 3) the impact of active portfolio management.

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions used to determine net cost (benefit) for fiscal years ended December 31,	Pension Benefits			Health and Welfare Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	—	—	—
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

	Pension Benefits		Health and Welfare Benefits
Assumptions used to determine benefit obligations at September 30,	2005	2004	2005	2004
Discount rate	5.25%	5.75%	5.25%	5.75%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

The following table presents assumed health care cost trend rates:

December 31,	2005	2004	2003
Assumed health care cost trend rate for next year	10.50%	10.00%	11.00%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$2	$(2)
Effect on post retirement benefit obligation	$24	$(20)

The qualified BNSF Retirement Plan asset allocation at September 30, 2005 and 2004 and the target allocation for 2005 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets at September 30,
Plan Asset Allocation	2005	2005	2004
Equity Securities	45 – 75%	64%	60%
Fixed Income Securities	20 – 40	28	33
Real Estate	5 – 15	8	7

Total		100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the Plan assets in relation to the Plan liabilities while prudently managing the risk of a decrease in the Plan’s assets relative to those liabilities. To meet this objective, the Employee Benefits Committee has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

The Company contributed $40 million to the BNSF Retirement Plan in December 2005. The Company is not required to make any contributions to this plan in 2006. Additionally, the Company expects to make benefit payments in 2006 of approximately $21 million and $7 million from its OPEB and non-qualified defined benefit plans, respectively. The following table shows expected benefit payments and Medicare Part D subsidy receipts for the next five fiscal years and the aggregate five years thereafter from the defined benefit pension plans and OPEB (in millions):

Fiscal Year	Expected Pension Plan Benefit Payments [a]	Expected OPEB Payments	Expected Medicare Subsidy
2006	$126	$21	$(3)
2007	126	22	(3)
2008	127	23	(3)
2009	129	24	(3)
2010	130	24	(3)
2011-2015	674	131	(20)

a	Primarily consists of Qualified Defined Benefit Plan payments which are made from the Plan Trust and do not represent an immediate cash outflow to the Company.

DEFINED CONTRIBUTION PLANS

BNSF and BNSF Railway sponsor qualified 401(k) plans which cover substantially all employees and a non-qualified defined contribution plan which covers certain officers and other employees. The Company matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. The Company’s 401(k) matching expense was $20 million, $17 million and $16 million in 2005, 2004 and 2003, respectively.

OTHER

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans which provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $43 million, $33 million and $31 million, in 2005, 2004 and 2003, respectively (see Note 11 of the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

13. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $636 million, $255 million and $120 million during 2005, 2004 and 2003, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany payable balance of $29 million and $2 million at December 31, 2005 and 2004, respectively, which are reflected in accounts payable in the Consolidated Balance Sheets. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2005 and 2004, BNSF Railway had $259 million and $152 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2005, BNSF Railway had additional borrowings of $109 million of variable rate notes and made repayments of $2 million. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2005 and 2004, BNSF Railway had $2,876 million and $2,011 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $865 million increase in intercompany notes receivable is due to additional borrowings of $1,703 million offset by $838 million of repayments from BNSF during 2005. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly-owned non-rail subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $26 million, $3 million and $2 million for the years ended December 31, 2005, 2004 and 2003, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $25 million, $19 million and $11 million for the years ended December 31, 2005, 2004 and 2003.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has other long-term incentive plans to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. Compensation expense, net of tax, recorded for stock incentive plans in accordance with Accounting Principles Board Opinion 25 was $23 million, $19 million and $11 million for the years ended 2005, 2004 and 2003, respectively.

14. Stock Plans

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, and April 21, 2004, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards not to exceed 29 million, 35 million and 42 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately three million common shares were available for future grant at December 31, 2005.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at December 31, 2005.

STOCK OPTIONS

Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants awarded after April 2001 generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock options (see Note 2 of the Consolidated Financial Statements for the Company’s pro forma net income determined based on the fair value at grant dates consistent with SFAS No. 123).

A summary of the status of stock options as of December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented below (options in thousands):

Year Ended December 31,	2005		2004		2003
	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices	Options	Weighted Average Exercise Prices
Balance at beginning of year	25,122	$29.42	38,320	$28.72	39,323	$28.31
Granted	2,676	$50.08	2,547	$33.20	2,957	$27.88
Exercised	(9,349)	$29.30	(15,455)	$28.29	(3,222)	$22.68
Cancelled	(168)	$35.48	(290)	$30.09	(738)	$30.16

Balance at end of year	18,281	$32.45	25,122	$29.42	38,320	$28.72

Options exercisable at year end	13,718	$29.75	20,164	$29.18	31,465	$28.83

The following table summarizes information regarding stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Exercise Prices
$24.08 to $27.97	5,649	5.67 Years	$26.91	4,774	$26.76
$28.34 to $29.44	5,182	3.73 Years	$29.12	5,182	$29.12
$29.78 to $34.59	4,663	5.26 Years	$32.86	3,303	$32.92
$34.87 to $71.03	2,787	7.97 Years	$49.15	459	$45.09

$24.08 to $71.03	18,281	5.37 Years	$32.45	13,718	$29.75

OTHER INCENTIVE PROGRAMS

BNSF has other long-term incentive programs in addition to stock options as shown in the following table (shares in thousands):

Other Incentive Programs	Generally Vested (in years)	Shares Outstanding as of December 31, 2005	Shares Granted For Year Ended December 31,
			2005	2004	2003

Restricted shares/units:
Time-based	3–5	1,464	346	639	558
Performance-based	3	550	316	251	—
BNSF Incentive Bonus Stock Program	3	1,127	601	227	329
BNSF Discounted Stock Purchase Program	N/A	70	33	18	19

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in the Company and generally vest over three years and are contingent on continued salaried employment. The weighted-average grant date fair market values of time-based awards granted in 2005, 2004 and 2003 was $49.23, $32.72 and $27.88, respectively.

Performance-based awards are granted to senior managers within BNSF to encourage ownership in the Company and to align management’s interest with those of shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. The weighted-average grant date fair market values of performance-based awards granted in 2005 and 2004 was $49.21 and $32.72, respectively, with no performance-based awards granted in 2003.

Additionally, related to the 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. The Company has committed to a maximum grant of approximately 316,000 shares.

Certain eligible employees may exchange through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for restricted stock. The grant date fair market values of IBSP awards granted in 2005, 2004 and 2003 was $47.58, $31.97 and $25.52, respectively. In September 2005, the program was amended so that no awards will be granted after 2006.

Salaried employees not eligible to participate in the IBSP may participate in the BNSF Discounted Stock Purchase Program (DSPP) and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. The grant date fair market values of DSPP awards granted in 2005, 2004 and 2003 was $46.91, $31.84 and $25.38, respectively.

Shares awarded under the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs in accordance with APB Opinion 25 is shown in the following table (in millions):

	2005	2004	2003
Awards vesting based on service conditions	$15	$12	$11
Awards vesting based on performance and service conditions	8	7	—

Total	$23	$19	$11

15. Accounting Pronouncements

STOCK-BASED COMPENSATION

The FASB issued SFAS No. 123R, Share-Based Payment, which originally required implementation for interim or annual reporting periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance date to the beginning of the Company’s next fiscal year (January 1, 2006, for the Company). SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB Opinion 25, the Company records the intrinsic value of stock based compensation as expense. Accordingly, no compensation expense is currently recognized for fixed stock option plans as the exercise price equals the stock price on the date of grant. Under SFAS No. 123R, BNSF Railway will be required to measure compensation expense over the options’ vesting period based on the stock options’ fair value at the date the options are granted. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value such options. The Company has determined that it will use the Black-Scholes option-pricing model to calculate the fair value of its options. Based on a study performed by the Company’s management, the fair values obtained from each of the two pricing models were not substantially different. Additionally, the Company has elected to adopt SFAS No. 123R on a modified prospective basis. Note 2 of the Consolidated Financial Statements illustrates the effects on net income if the Company had adopted SFAS No. 123 using the Black-Scholes option-pricing model.

16. Quarterly Financial Data–Unaudited

Dollars in millions	Fourth [a]	Third [b]	Second	First
2005
Revenues	$3,507	$3,280	$3,106	$2,953
Operating income	$801	$777	$713	$637
Net income	$496	$476	$427	$379

2004
Revenues	$2,948	$2,769	$2,664	$2,476
Operating income	$668	$115	$512	$414
Net income	$400	$60	$297	$243

a	2005 operating income and net income include a loss related to an agreement to sell certain line segments to the state of New Mexico in the future of $71 million pre-tax or $44 million net of tax.
b	Third-quarter 2004 operating income and net income include a charge for a change in estimate of unasserted asbestos and environmental liabilities of $465 million pre-tax or $288 million net of tax, as described in Note 10 of the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway’s principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services

BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant’s principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accounting fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading “Independent Auditor Fees” of BNSF’s proxy statement for its 2006 annual meeting of shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements–see Item 8.

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

BNSF RAILWAY COMPANY

Dated: February 16, 2006	By:	/s/ Matthew K. Rose
Matthew K. Rose Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

SIGNATURE	TITLE

/s/ Matthew K. Rose* Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Thomas N. Hund* Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Paul W. Bischler* Paul W. Bischler	Controller (Principal Accounting Officer)

/s/ Carl R. Ice* Carl R. Ice	Director

/s/ Jeffrey R. Moreland* Jeffrey R. Moreland	Director

/s/ John P. Lanigan, Jr.* John P. Lanigan, Jr.	Director

Dated: February 16, 2006	*By:	/s/ Jeffrey R. Moreland
Jeffrey R. Moreland
Executive Vice President Law & Government Affairs and Secretary

S-1

BNSF Railway Company and Subsidiaries - Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of BNSF Railway Company effective January 17, 2005. Incorporated by reference to BNSF Railway Company’s Report on Form 10-Q for the quarter ended June 30, 2005.

3.2	By-Laws of BNSF Railway Company, as amended August 30, 2005. Incorporated by reference to Exhibit 3.1 to BNSF Railway Company’s Report on Form 10-Q for the quarter ended September 30, 2005.

4.1	BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway’s total assets. Copies of any such material instruments will be furnished to the Securities and Exchange Commission upon request.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley Act of 2002).

31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of Sarbanes-Oxley Act of 2002).

32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002).

E-1