Form 10-Q
period 2006-03-31
BNSF RAILWAY CO
filed 2006-04-25
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 17, 2006
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2006	2005
Revenues	$3,426	$2,953

Operating expenses:
Compensation and benefits	915	849
Fuel	561	392
Purchased services	432	396
Depreciation and amortization	277	263
Equipment rents	231	213
Materials and other	214	203

Total operating expenses	2,630	2,316

Operating income	796	637
Interest expense	32	34
Interest income, related parties	(33)	(14)
Other expense	8	6

Income before income taxes	789	611
Income tax expense	300	232

Net income	$489	$379

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$20	$24
Accounts receivable, net	653	656
Materials and supplies	434	396
Current portion of deferred income taxes	190	203
Current portion of fuel-hedging asset	275	303
Other current assets	403	322

Total current assets	1,975	1,904

Property and equipment, net	26,690	26,500
Other assets	2,282	1,972
Intercompany notes receivable, net	2,267	2,617

Total assets	$33,214	$32,993

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,653	$2,876
Long-term debt due within one year	446	456

Total current liabilities	3,099	3,332

Long-term debt	1,249	1,279
Deferred income taxes	7,925	7,896
Casualty and environmental liabilities	865	878
Minimum pension liability	417	417
Employee separation costs	101	107
Other liabilities	1,559	1,538

Total liabilities	15,215	15,447

Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	11,800	11,311
Accumulated other comprehensive loss	(87)	(51)

Total stockholder’s equity	17,999	17,546

Total liabilities and stockholder’s equity	$33,214	$32,993

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Three Months Ended March 31,	2006	2005
OPERATING ACTIVITIES
Net income	$489	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	263
Deferred income taxes	65	85
Employee separation costs paid	(6)	(8)
Long-term casualty and environmental liabilities, net	(18)	(34)
Other, net	(28)	(144)
Changes in current assets and liabilities:
Accounts receivable, net	(147)	(92)
Change in accounts receivable sales program	150	—
Materials and supplies	(38)	(49)
Other current assets	(79)	(61)
Accounts payable and other current liabilities	(229)	(150)

Net cash provided by operating activities	436	189

INVESTING ACTIVITIES
Capital expenditures	(455)	(326)
Other, net	(278)	(242)

Net cash used for investing activities	(733)	(568)

FINANCING ACTIVITIES
Payments on long-term debt	(57)	(38)
Net decrease in intercompany notes receivable	350	149
Other, net	—	—

Net cash provided by financing activities	293	111

Decrease in cash and cash equivalents	(4)	(268)
Cash and cash equivalents:
Beginning of period	24	321

End of period	$20	$53

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$24	$30
Income taxes paid, net	$300	$210
Non-cash asset financing	$14	$19

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2005	$6,286	$11,311	$(51)	$17,546

Comprehensive income:
Net income	—	489	—	489
Fuel hedge mark-to-market and other items, net of tax benefit of $23	—	—	(36)	(36)

Total comprehensive income				453

Balance at March 31, 2006	$6,286	$11,800	$(87)	$17,999

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2006, and the results of operations for the three-month periods ended March 31, 2006 and 2005.

Certain comparative prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income or net income.

Stock-Based Compensation

Under various stock incentive plans, BNSF has granted options to BNSF Railway employees to purchase BNSF common stock at a price not less than fair market value at the date of grant. Certain employees of the Company also participate in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF Railway to recognize the cost of employee services received in exchange for BNSF’s equity instruments. Under SFAS No. 123R, BNSF Railway is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF Railway has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Additionally, in conjunction with the adoption of SFAS No. 123R, the Company recorded a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and, therefore, recorded the intrinsic value of stock-based compensation as expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions, except per share data) prior to January 1, 2006:

Three Months Ended March 31,	2005
Net income, as reported	$379
Stock-based employee compensation expense included in reported net income, net of related tax effects	5
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)

Pro forma net income	$374

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

Fuel

Fuel costs represented 21 percent and 17 percent of total operating expenses during the three-month periods ended March 31, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of March 31, 2006, BNSF Railway’s total fuel-hedging activities covered 22 percent and 3 percent of estimated fuel purchases for the remainder of 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Three Months Ended March 31,	2006	2005
Hedge benefit	$107	$107
Ineffective portion of unexpired hedges	—	(2)
Tax effect	(41)	(40)

Hedge benefit, net of tax	$66	$65

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31, 2006	December 31, 2005
Short-term fuel-hedging asset	$275	$303
Long-term fuel-hedging asset	—	33
Ineffective portion of unexpired hedges	—	—
Tax effect	(105)	(129)

Amount included in AOCI, net of tax	$170	$207

Settled fuel-hedging contracts receivable	$107	$143

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of March 31, 2006, BNSF Railway had entered into fuel swaps and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended March 31, 2006, the sum of all such costs averaged approximately 17 cents per gallon.

During the first three months of 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2006.

	Quarter Ending
2006	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	50.40	34.65	22.05	107.10
Average swap price (per gallon)	$0.94	$1.00	$1.09	$0.99
Fair value (in millions)	$46	$32	$20	$98

HO Collars
Gallons hedged (in millions)	22.05	28.35	31.50	81.90
Average cap price (per gallon)	$0.92	$0.91	$0.94	$0.92
Average floor price (per gallon)	$0.84	$0.84	$0.87	$0.85
Fair value (in millions)	$21	$28	$33	$82

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Collars

Gallons hedged (in millions)	31.50	—	—	—	31.50
Average cap price (per gallon)	$0.93	$—	$—	$—	$0.93
Average floor price (per gallon)	$0.86	$—	$—	$—	$0.86
Fair value (in millions)	$33	$—	$—	$—	$33

WTI Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2006, the sum of all such costs averaged approximately 47 cents per gallon.

No additional WTI hedges were entered into during the first three months of 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 Heating Oil Hedges section. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2006.

	Quarter Ending
2006	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	675	375	—	1,050
Equivalent gallons hedged (in millions)	28.35	15.75	—	44.10
Average swap price (per barrel)	$25.16	$25.69	$—	$25.35
Fair value (in millions)	$29	$16	$—	$45

WTI Collars
Barrels hedged (in thousands)	300	—	—	300
Equivalent gallons hedged (in millions)	12.60	—	—	12.60
Average cap price (per barrel)	$30.93	$—	$—	$30.93
Average floor price (per barrel)	$26.53	$—	$—	$26.53
Fair value (in millions)	$11	$—	$—	$11

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars

Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$5	$—	$—	$—	$5

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

NYMEX #2 Heating Oil Refining Spread Hedges

During the three months ended March 31, 2006, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price of $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of March 31, 2006:

	Quarter Ending
2006	June 30,	September 30,	December 31,	Total
HO-WTI Swaps

Barrels hedged (in thousands)	675	375	—	1,050
Equivalent gallons hedged (in millions)	28.35	15.75	—	44.10
Average swap price (per barrel)	$9.94	$11.96	$—	$10.66
Fair value (in millions)	$1	$—	$—	$1

3. Accounts Receivable, Net

BNSF Railway transfers a portion of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests.

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in October 2006. Outstanding undivided interests held by investors under the A/R sales program were $450 million and $300 million at March 31, 2006 and December 31, 2005, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,057 million and $1,008 million of receivables transferred by SFRC to the master trust at March 31, 2006 and December 31, 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $607 million and $708 million at March 31, 2006 and December 31, 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $450 million and $300 million at March 31, 2006 and December 31, 2005, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $3.5 billion and $3.1 billion for the three months ended March 31, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $4 million and $3 million for the three months ended March 31, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 4.6 percent and 2.6 percent in the three months ended March 31, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2006 and December 31, 2005, $37 million and $36 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2006 and December 31, 2005, $43 million and $45 million, respectively, of such allowances had been recorded, of which $39 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at March 31, 2006 and December 31, 2005, approximately $4 million and $3 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the three months ended March 31, 2006 and 2005, $2 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2006, BNSF Railway was in compliance with these provisions.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

4. Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2006, are as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$94	$94	12	$34
Westside Intermodal Transportation Corporation	0.0%	$43	$69	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$14	$21	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$68 [c]
All other	0.0%	$8	$9	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

Kinder Morgan Energy Partners, L.P.

Santa Fe Pacific Pipelines, Inc. (SFPP), an indirect, wholly owned subsidiary of BNSF, has a guarantee in connection with its remaining special limited partnership interest in SFPP, L.P., a subsidiary of Kinder Morgan Energy Partners, L.P. to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF Railway or the exercise of the call rights by the general partners of SFPP, L.P.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2006, the Company has recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

As of March 31, 2006, BNSF Railway guarantees $8 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $8 million of guarantees. These guarantees expire between 2006 and 2014.

Other than as discussed above, there is no collateral held by a third party that the Company could obtain and liquidate to recover any amounts paid under the above guarantees.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

5. Commitments and Contingencies

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third-party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

Asbestos

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF Railway employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until they were substantially eliminated by 1985.

Annually, BNSF Railway engages a third party with extensive experience in performing asbestos studies to assist in assessing its unasserted liability exposure. The objective of the assessment is to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim by estimating its exposed population, which is used to derive the estimated number of unasserted claims that will likely require payment by the Company. The estimated average cost per claim is determined utilizing recent actual average cost per claim data.

During the third quarter of 2005, the Company obtained an update of the original September 2004 study, which indicated that the original study continued to represent a reasonable estimate of BNSF Railway’s future asbestos exposure. Therefore, management recorded no additional expense as a result of this update. Although the Company plans to update the study again in the third quarter of 2006, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates when necessary.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$326	$345
Accruals	—	—
Payments	(4)	(5)

Ending balance at March 31,	$322	$340

Of the March 31, 2006 obligation, $260 million is related to unasserted claims while $62 million is related to asserted claims. At March 31, 2006, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding only asserted asbestos claims filed against BNSF Railway:

	2006	2005
Claims unresolved at January 1,	2,121	1,926
Claims filed	211	173
Claims settled, dismissed or otherwise resolved	(179)	(180)

Claims unresolved at March 31,	2,153	1,919

Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 50, 70 and 90 percent of the future unasserted asbestos claims will be incurred within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF Railway believes that the $322 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

The amounts recorded by BNSF for the asbestos-related liability were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be higher or lower than projected.

While the final outcome of asbestos-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Personal Injury

BNSF Railway uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. 14 (FIN 14), Reasonable Estimation of the Amount of Loss, is immaterial for these other occupational trauma claims.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$422	$459
Accruals	49	45
Payments	(39)	(65)

Ending balance at March 31,	$432	$439

At March 31, 2006, $164 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, are not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding personal injury claims, other than asbestos, filed against BNSF Railway:

	2006	2005
Claims unresolved at January 1,	3,617	4,116
Claims filed	876	912
Claims settled, dismissed or otherwise resolved	(957)	(1,144)

Claims unresolved at March 31,	3,536	3,884

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF Railway believes that the $432 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

The amounts recorded by BNSF Railway for other personal injury claims were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for FELA claims; certain risks incurred after April 1, 1998; railroad protective and force account insurance claims incurred after January 1, 2002; and certain other claims which are subject to reinsurance. During the three months ended March 31, 2006 and 2005, BNSF Railway paid $142 million and $140 million, respectively, in premiums to BNSF IC for such coverage and recognized $35 million in expense related to those premiums. At March 31, 2006, unamortized premiums of $107 million remain on the Consolidated Balance Sheets. During the first three months of 2006 and 2005, BNSF IC made claim payments to BNSF Railway totaling $30 million and $28 million, respectively, for settlement of covered claims.

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

Liabilities for environmental cleanup costs are recorded when BNSF Railway’s liability for environmental cleanup is probable and a reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

BNSF Railway engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites. The actuary utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Based on the work performed by the third party actuary, during the third quarter of 2005, management recorded additional expense of approximately $12 million. The Company plans to update the study again in the third quarter of 2006. However, on a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded when necessary based on developments in subsequent periods.

The study does not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF property, due to a limited number of sites. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. Environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts. BNSF Railway’s recorded liability for third-party claims as of March 31, 2006 is approximately $17 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 374 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance	$370	$385
Accruals	(2)	—
Payments	(22)	(9)

Ending balance at March 31,	$346	$376

At March 31, 2006, $50 million was included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2006 will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway sites		Superfund sites
	2006	2005	2006	2005
Number of sites at January 1,	369	384	20	24
Sites added during the period	8	5	—	—
Sites closed during the period	(3)	(11)	—	(1)

Number of sites at March 31,	374	378	20	23

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $346 million recorded is the best estimate of the Company’s future obligation for environmental costs.

While the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements, and claims relating to service including under contract provisions). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Three Months Ended March 31,	2006	2005
Beginning balance at January 1,	$132	$154
Accruals	—	5
Payments	(6)	(8)

Ending balance at March 31,	$126	$151

Employee separation liabilities of $126 million were included in the Consolidated Balance Sheet at March 31, 2006, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2006, $25 million of the remaining liabilities were included in current liabilities.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $113 million at March 31, 2006. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies, Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $9 million at March 31, 2006, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees, $4 million of which was recorded during the first quarter. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

Other Employee Separation Costs

Other employee separation cost liabilities were $4 million at March 31, 2006, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of March 31, 2006, the remaining liability balance related to this voluntary severance program was insignificant as the program is substantially complete.

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three months ended March 31, 2006 and 2005, were as follows (in millions):

	Pension Benefits		Health and Welfare Benefits
	2006	2005	2006	2005
Net Periodic Cost
Service cost	$6	$5	$1	$1
Interest cost	24	22	3	4
Expected return on plan assets	(24)	(25)	—	—
Amortization of net loss	11	6	1	1
Amortization of prior service costs	—	—	(2)	(2)

Net cost recognized	$17	$8	$3	$4

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

8. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, and April 21, 2004, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million and 7 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately three million common shares were available for future grant at March 31, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at March 31, 2006.

Stock Options

Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented.

Three Months Ended March 31,	2006	2005
Weighted average expected life (years)	2.6	3.8
Weighted average expected volatility	24.0%	24.0%
Weighted average dividend per share	$0.80	$0.68
Weighted average risk free interest rate	4.70%	4.01%
Weighted average fair value of options granted per share	$14.93	$10.38

Expected volatilities are based on historical volatility of the BNSF’s stock, implied volatilities from traded options on BNSF’s stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

A summary of the status of stock options as of March 31, 2006, and changes during the period then ended, is presented below (options in thousands, aggregate intrinsic value in millions):

Three Months Ended March 31, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	18,281	$32.45
Granted	210	78.43
Exercised	(2,655)	30.01
Cancelled	(30)	42.05

Balance at March 31, 2006	15,806	$33.45	5.37	$789

Options exercisable at March 31, 2006	11,371	$30.08	4.30	$606

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $124 and $80, respectively.

Other Incentive Programs

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units as of March 31, 2006, changes during the period then ended and the weighted average grant date fair values are presented below (shares in thousands):

	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at January 1, 2006	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	—	—	—	—	66	81.31	13	81.31	79	81.30
Vested	(12)	29.78	—	—	(310)	25.57	(19)	25.38	(341)	25.71
Cancelled	(5)	39.67	(3)	44.12	(9)	50.01	—	—	(17)	45.89

Balance at March 31, 2006	1,447	$34.84	547	$41.98	874	$46.15	64	$49.79	2,932	$39.87

A summary of the fair value of the restricted share/units vested during the period then ended are presented below.

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
March 31, 2006	$1	$—	$25	$1	$27
March 31, 2005	$1	$—	$7	$1	$9

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in BNSF and generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Performance-based awards are granted to senior managers within BNSF to encourage ownership in BNSF and to align management’s interest with those of shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment.

Additionally, related to the 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 316,000 shares.

Certain eligible employees may exchange through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for grants of restricted stock. The grant date fair market value of IBSP awards granted during the quarter ended March 31, 2005, was $47.58. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock will no longer be permitted after February 2006.

Certain other salaried employees may participate in the BNSF Discounted Stock Purchase Program (DSPP) and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. The grant date fair market value of DSPP awards granted during the quarter ended March 31, 2005, was $46.91.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs is shown in the following tables (in millions):

	March 31, 2006	March 31, 2005
Compensation cost	$13	$8
Income tax benefit	(4)	(3)

Total	$9	$5

Compensation cost capitalized	$1	$1

At March 31, 2006, there was $64 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.01 years.

9. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $300 million and $210 million during the first three months of 2006 and 2005, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $152 million and a net intercompany payable balance of $29 million at March 31, 2006 and December 31, 2005, respectively, which are reflected in accounts receivable and accounts payable in the respective Consolidated Balance Sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

At March 31, 2006 and December 31, 2005, BNSF Railway had $33 million and $259 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first three months of 2006, BNSF Railway had repayments of $226 million of variable rate notes. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At March 31, 2006 and December 31, 2005, BNSF Railway had $2,300 million and $2,876 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $576 million decrease in intercompany notes receivable is due to $671 million of repayments from BNSF during the first quarter offset by additional borrowings of $95 million. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $10 million and $1 million for the three months ended March 31, 2006 and 2005, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $9 million and $7 million for the three months ended March 31, 2006 and 2005.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has other long-term incentive plans to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. See Notes 1 and 8 for additional information regarding compensation expense recorded for stock incentive plans.

10. Report of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s review report is included in this quarterly report; however, PricewaterhouseCoopers LLP does not express an opinion on the unaudited financial information. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, and PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of such Act with respect to the review report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors

of BNSF Railway Company:

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of March 31, 2006, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2006 and 2005 and the consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 19, 2006

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the three months ended March 31, 2006 and 2005:

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
Consumer Products	$1,319	$1,128	1,308	1,235	$1,008	$913
Industrial Products	772	647	390	386	1,979	1,676
Coal	680	598	581	554	1,170	1,079
Agricultural Products	597	524	242	233	2,467	2,249

Total Freight Revenues	3,368	2,897	2,521	2,408	$1,336	$1,203

Other Revenues	58	56

Total Operating Revenues	$3,426	$2,953

Freight revenues for the first quarter of 2006 were $3,368 million, up 16 percent compared with the same 2005 period. Freight revenues included approximately $350 million in fuel surcharges compared with approximately $170 million in the prior year. The increase in freight revenues is due to a 5 percent increase in cars/units and an 11 percent increase in average revenue per car/unit.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following business areas: international intermodal, domestic intermodal, automotive and perishables and dry boxcar.

Consumer Products revenues of $1,319 million for the first quarter of 2006 were $191 million, or 17 percent, greater than the first quarter of 2005. The increase in cars/units was due primarily to increased demand in the international business area. Additionally, the increase in average revenue per unit, driven primarily by rate increases and increased fuel surcharges, contributed to the overall revenue growth.

Industrial Products

Industrial Products’ freight business consists of four business areas: building products, construction products, chemicals and plastics and petroleum products.

Industrial Products revenues increased $125 million, or 19 percent, to $772 million for the first quarter of 2006. The revenue increase was primarily due to increased revenue in the government and machinery, manufactured products, panel, lumber, cement and steel products sectors. Rate increases along with increases in fuel surcharges and a mix change from short haul, low revenue per unit to longer haul and higher revenue per unit traffic contributed to an 18 percent increase in average revenue per car.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. Approximately 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $680 million for the first quarter of 2006 increased $82 million, or 14 percent, compared with the same period a year ago. The 5 percent increase in cars is a result of higher demand from existing customers and new customer business volumes. Average revenue per car increased 8 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

The Agricultural Products’ freight business is the transportation of agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $597 million for the first quarter of 2006 were $73 million, or 14 percent, higher than revenues for the first quarter of 2005. This increase was primarily due to a 10 percent increase in average revenue per car, which was driven by increased fuel surcharges and price increases.

Other Revenues

Other Revenues increased $2 million, or 4 percent, to $58 million for the first quarter of 2006.

Expenses

Total operating expenses for the first quarter of 2006 were $2,630 million, an increase of $314 million, or 14 percent, versus the same period in 2005.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation as well as pension-related expenses.

Compensation and benefits expenses of $915 million were $66 million, or 8 percent, higher than the first quarter of 2005. This increase was primarily related to 5 percent higher unit volumes and wage inflation. Additionally, higher pension expenses and an increase in expense related to the issuance of stock options, which were partially offset by lower incentive compensation expense, contributed to this increase.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $561 million for the first quarter of 2006 were $169 million, or 43 percent, higher than the first quarter of 2005. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 43 cents to $1.56, resulting in a $153 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 43 cents, or $155 million increase in fuel expense, partially offset by an increase in the hedge benefit of $2 million (first quarter 2006 benefit of $107 million less first quarter 2005 benefit of $105 million). Consumption in the first quarter of 2006 was 360 million gallons compared with 346 million gallons in the same 2005 period, resulting in a $16 million increase in fuel expense.

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

Purchased service expenses of $432 million for the first quarter of 2006 were $36 million, or 9 percent, higher than the first quarter of 2005. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, and haulage payments for contracted transportation over other railroads.

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

Depreciation and amortization expenses of $277 million for the first quarter of 2006 were $14 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense is due to ongoing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $231 million for the first quarter of 2006 were $18 million, or 8 percent, higher than the first quarter of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as employee separation costs, utilities, impairment of long-lived assets and property and miscellaneous taxes. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $214 million for the first quarter of 2006, which consists of approximately $103 million of materials expense with the remainder consisting of other items, were $11 million or 5 percent higher than the first quarter of 2005. The increase is primarily due to higher materials expense and higher property taxes, partially offset by a $22 million gain from a line sale to the state of New Mexico.

Interest expense

Interest expense of $32 million for the first quarter of 2006 was $2 million, or 6 percent, lower than the first quarter of 2005. The decrease is primarily due to lower average debt outstanding.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to the following:

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

• Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

• Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Dated: April 25, 2006

S-1

BNSF RAILWAY COMPANY and SUBSIDIARIES

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

E-1