Form 10-Q
period 2006-06-30
BNSF RAILWAY CO
filed 2006-07-25
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 17, 2006
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,657	$3,106	$7,083	$6,059

Operating expenses:
Compensation and benefits	924	846	1,839	1,695
Fuel	678	461	1,239	853
Purchased services	445	399	881	795
Depreciation and amortization	278	268	555	531
Equipment rents	232	218	463	431
Materials and other	225	201	435	404

Total operating expenses	2,782	2,393	5,412	4,709

Operating income	875	713	1,671	1,350
Interest expense	28	34	60	68
Interest income, related parties	(36)	(18)	(69)	(32)
Other expense, net	10	8	18	14

Income before income taxes	873	689	1,662	1,300
Income tax expense	317	262	617	494

Net income	$556	$427	$1,045	$806

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9	$24
Accounts receivable, net	653	656
Materials and supplies	466	396
Current portion of deferred income taxes	233	203
Current portion of fuel-hedging asset	196	303
Other current assets	419	322

Total current assets	1,976	1,904

Property and equipment, net	27,056	26,500
Other assets	2,201	1,972
Intercompany notes receivable, net	2,769	2,617

Total assets	$34,002	$32,993

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,811	$2,876
Long-term debt due within one year	452	456

Total current liabilities	3,263	3,332

Long-term debt	1,240	1,279
Deferred income taxes	8,008	7,896
Casualty and environmental liabilities	844	878
Minimum pension liability	417	417
Employee separation costs	95	107
Other liabilities	1,629	1,538

Total liabilities	15,496	15,447

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	12,356	11,311
Accumulated other comprehensive loss	(136)	(51)

Total stockholder’s equity	18,506	17,546

Total liabilities and stockholder’s equity	$34,002	$32,993

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Six Months Ended June 30,	2006	2005
OPERATING ACTIVITIES
Net income	$1,045	$806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555	531
Deferred income taxes	135	165
Employee separation costs paid	(12)	(15)
Long-term casualty and environmental liabilities, net	(39)	(33)
Other, net	(23)	(167)
Changes in current assets and liabilities:
Accounts receivable, net	(197)	(108)
Change in accounts receivable sales program	200	—
Materials and supplies	(70)	(39)
Other current assets	(95)	(61)
Accounts payable and other current liabilities	(12)	179

Net cash provided by operating activities	1,487	1,258

INVESTING ACTIVITIES
Capital expenditures	(1,024)	(797)
Other, net	(226)	(503)

Net cash used for investing activities	(1,250)	(1,300)

FINANCING ACTIVITIES
Payments on long-term debt, net	(100)	(77)
Net increase in intercompany notes receivable	(152)	(181)

Net cash used by financing activities	(252)	(258)

Decrease in cash and cash equivalents	(15)	(300)
Cash and cash equivalents:
Beginning of period	24	321

End of period	$9	$21

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$49	$59
Income taxes paid, net of refunds	$514	$346
Non-cash asset financing	$50	$38

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2005	$6,286	$11,311	$(51)	$17,546
Comprehensive income:
Net income	—	1,045	—	1,045
Fuel hedge mark-to-market and other items, net of tax expense of $53	—	—	(85)	(85)

Total comprehensive income:				960

Balance at June 30, 2006	$6,286	$12,356	$(136)	18,506

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2006, and the results of operations for the three and six month periods ended June 30, 2006 and 2005.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.

Stock-Based Compensation

Under various stock incentive plans, BNSF has granted options to BNSF Railway employees to purchase BNSF common stock at a price not less than fair market value at the date of grant. Certain employees of the Company also participate in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF Railway to recognize the cost of employee services received in exchange for BNSF’s equity instruments. Under SFAS No. 123R, BNSF Railway is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF Railway has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Additionally, in conjunction with the adoption of SFAS No. 123R, the Company recorded a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and, therefore, recorded the intrinsic value of stock-based compensation as expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in millions) prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$427	$806
Stock-based employee compensation expense included in reported net income, net of related tax effects	5	10
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10)	(20)

Pro forma net income	$422	$796

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheets, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income (AOCI) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 23 percent and 18 percent of total operating expenses during the six month periods ended June 30, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the second quarter of 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $15 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of June 30, 2006, BNSF Railway’s total fuel hedging positions covered 18 percent and 3 percent of estimated fuel purchases for the remainder of 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hedge benefit	$120	$124	$227	$231
Ineffective portion of unexpired hedges	—	—	—	(2)
Tax effect	(46)	(48)	(87)	(88)

Hedge benefit, net of tax	$74	$76	$140	$141

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions are as follows (in millions):

	June 30, 2006	December 31, 2005
Short-term fuel-hedging asset	$196	$303
Long-term fuel-hedging asset	—	33
Ineffective portion of unexpired hedges	—	—
Tax effect	(75)	(129)

Amount included in AOCI, net of tax	$121	$207

Settled fuel-hedging contracts receivable	$120	$143

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NYMEX #2 Heating Oil Hedges

As of June 30, 2006, BNSF Railway had entered into fuel swaps and costless collar agreements utilizing New York Mercantile Exchange (NYMEX) #2 heating oil (HO). The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended June 30, 2006, the sum of all such costs averaged approximately 19 cents per gallon.

During the first half of 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon.

The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2006. There are no HO hedge positions beyond the first quarter of 2007.

	Quarter Ending
2006	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	34.65	22.05	56.70
Average swap price (per gallon)	$1.00	$1.09	$1.04
Fair value (in millions)	$37	$24	$61

HO Collars
Gallons hedged (in millions)	28.35	31.50	59.85
Average cap price (per gallon)	$0.91	$0.94	$0.93
Average floor price (per gallon)	$0.84	$0.87	$0.85
Fair value (in millions)	$33	$39	$72

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2007	Quarter Ending March 31,
HO Collars
Gallons hedged (in millions)	31.50
Average cap price (per gallon)	$0.93
Average floor price (per gallon)	$0.86
Fair value (in millions)	$39

West Texas Intermediate Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2006, the sum of all such costs averaged approximately 50 cents per gallon.

No additional WTI hedges were entered into during the first six months of 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 Heating Oil Hedges section.

The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2006. There are no WTI positions beyond the first quarter of 2007.

2006	Quarter Ending September 30,
WTI Swaps
Barrels hedged (in thousands)	375
Equivalent gallons hedged (in millions)	15.75
Average swap price (per barrel)	$25.69
Fair value (in millions)	$18

2007	Quarter Ending March 31,
WTI Collars
Barrels hedged (in thousands)	150
Equivalent gallons hedged (in millions)	6.30
Average cap price (per barrel)	$33.00
Average floor price (per barrel)	$29.00
Fair value (in millions)	$6

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

NYMEX #2 Heating Oil Refining Spread Hedges

During the six months ended June 30, 2006, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price of $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap.

The following table provides fuel hedge data for all HO-WTI fuel hedges outstanding as of June 30, 2006. There are no HO-WTI swaps beyond the third quarter of 2006.

2006	Quarter Ending September 30,
HO-WTI Swaps
Barrels hedged (in thousands)	375
Equivalent gallons hedged (in millions)	15.75
Average swap price (per barrel)	$11.96
Fair value (in millions)	$—

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in October 2006. The Company expects to renew the facilities upon their expiration in October. Outstanding undivided interests held by investors under the A/R sales program were $500 million and $300 million at June 30, 2006, and December 31, 2005, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,104 million and $1,008 million of receivables transferred by SFRC to the master trust at June 30, 2006, and December 31, 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $604 million and $708 million at June 30, 2006, and December 31, 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $500 million and $300 million at June 30, 2006, and December 31, 2005, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $7.6 billion and $6.4 billion for the six months ended June 30, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $10 million and $6 million for the six months ended June 30, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 4.8 percent and 2.9 percent in the six months ended June 30, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

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

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2006, and December 31, 2005, $31 million and $36 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2006, and December 31, 2005, $40 million and $45 million, respectively, of such allowances had been recorded, of which $36 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. Additionally, at June 30, 2006, and December 31, 2005, approximately $4 million and $3 million, respectively, had been recorded as an allowance for bill adjustments and uncollectible accounts in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the six months ended June 30, 2006 and 2005, $4 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2006, BNSF Railway was in compliance with these provisions.

4. Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2006, were as follows (dollars in millions):

	Guarantees					Capitalized Obligations [b]
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$62	$94	$94	12	$33
Westside Intermodal Transportation Corporation	0.0%	$42	$66	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$21	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$298	$298	Various	$69[c]
All other	0.0%	$9	$10	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

Westside Intermodal Transportation Corporation and The Unified Government of Wyandotte County/Kansas City, Kansas

BNSF Railway has outstanding guarantees of $55 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation will only be called for upon default by the original debtor.

Residual value guarantees (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2006 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2006, the Company had recorded a $69 million asset and corresponding liability for the fair value of the RVG.

All other

As of June 30, 2006, BNSF Railway guaranteed $9 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $9 million of guarantees. These guarantees expire between 2006 and 2014.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$322	$340	$326	$345
Accruals	—	—	—	—
Payments	(4)	(4)	(8)	(9)

Ending balance at June 30,	$318	$336	$318	$336

Of the June 30, 2006 obligation, $256 million was related to unasserted claims while $62 million was related to asserted claims. At June 30, 2006, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	2,153	1,919	2,121	1,926
Claims filed	150	312	361	485
Claims settled, dismissed or otherwise resolved	(150)	(111)	(329)	(291)

Ending balance at June 30,	2,153	2,120	2,153	2,120

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF Railway believes that the $318 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$432	$439	$422	$459
Accruals	47	45	96	90
Payments	(53)	(35)	(92)	(100)

Ending balance at June 30,	$426	$449	$426	$449

At June 30, 2006, $164 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	3,536	3,884	3,617	4,116
Claims filed	901	1,025	1,777	1,937
Claims settled, dismissed or otherwise resolved	(1,049)	(1,194)	(2,006)	(2,338)

Ending balance at June 30,	3,388	3,715	3,388	3,715

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF Railway believes that the $426 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for FELA claims; certain risks incurred after April 1, 1998; railroad protective and force account insurance claims incurred after January 1, 2002; and certain other claims which are subject to reinsurance. During the six months ended June 30, 2006 and 2005, BNSF Railway paid $142 million and $140 million, respectively, in premiums to BNSF IC for such coverage and recognized $71 and $70 million, respectively, in expense related to those premiums. At June 30, 2006, unamortized premiums of $71 million remain on the Consolidated Balance Sheet. During the first six months of 2006 and 2005, BNSF IC made claim payments to BNSF Railway totaling $66 million and $56 million, respectively, for settlement of covered claims.

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

The study does not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. Environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts. BNSF Railway’s recorded liability for third-party claims as of June 30, 2006, is approximately $16 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 374 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$346	$376	$370	$385
Accruals	—	8	(2)	8
Payments	(11)	(13)	(33)	(22)

Ending balance at June 30,	$335	$371	$335	$371

At June 30, 2006, $50 million was included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2006, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
BNSF Railway Sites
Number of sites at beginning of period	374	378	369	384
Sites added during the period	8	1	16	6
Sites closed during the period	(8)	—	(11)	(11)

Number of sites at June 30,	374	379	374	379

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Superfund Sites
Number of sites at beginning of period	20	23	20	24
Sites added during the period	—	—	—	—
Sites closed during the period	—	—	—	(1)

Number of sites at June 30,	20	23	20	23

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $600 million. However, BNSF Railway believes that the $335 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2006	2005
Beginning balance at January 1,	$132	$154
Accruals	—	7
Payments	(12)	(15)

Ending balance at June 30,	$120	$146

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Employee separation liabilities of $120 million were included in the Consolidated Balance Sheet at June 30, 2006, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2006, $25 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $109 million at June 30, 2006. These costs were primarily incurred in connection with labor agreements reached prior to the consummation of the business combination of BNSF’s predecessor companies, Burlington Northern, Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024. During the first six months of 2005, the Company updated its estimate and recorded an additional liability of $2 million related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $7 million at June 30, 2006, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF Railway recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees, $4 million of which was recorded during the first six months of the year. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

Other Employee Separation Costs

Other employee separation cost liabilities were $4 million at June 30, 2006, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of June 30, 2006, the remaining liability balance related to this voluntary severance program was insignificant as the program is substantially complete.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and six months ended June 30, 2006 and 2005 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$6	$5	$12	$10
Interest cost	23	25	47	47
Expected return on plan assets	(24)	(26)	(48)	(51)
Amortization of net loss	12	7	23	13

Net cost recognized	$17	$11	$34	$19

	Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$1	$–	$2	$1
Interest cost	4	3	7	7
Amortization of net loss	1	1	2	2
Amortization of prior service costs	(2)	(1)	(4)	(3)

Net cost recognized	$4	$3	$7	$7

8. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the BNSF 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amended BNSF 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 12 million common shares were available for future grant at June 30, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee director’s stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at June 30, 2006.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average expected life (years)	4.93	4.95	4.64	4.74
Weighted average expected volatility	24.0%	24.0%	24.0%	24.0%
Weighted average dividend per share	$0.80	$0.68	$0.80	$0.68
Weighted average risk free interest rate	4.77%	3.64%	4.76%	3.71%
Weighted average fair value of options granted per share	$21.79	$11.71	$20.91	$11.46

Expected volatilities are based on historical volatility of BNSF’s stock, implied volatilities from traded options on BNSF’s stock and other factors. The Company uses historical experience with exercise and post-vesting employment termination behavior to determine the options’ expected life. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

A summary of the status of stock options for the three months ended June 30, 2006, and changes during the period then ended, is presented below (options in thousands, aggregate intrinsic value in millions):

Three Months Ended June 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at April 1, 2006	15,806	$33.45
Granted	1,434	80.21
Exercised	(961)	30.85
Cancelled	(116)	36.97

Balance at June 30, 2006	16,163	$37.73	5.54	$671

Options exercisable at June 30, 2006	12,510	$31.24	4.61	$600

A summary of the status of stock options for the six months ended June 30, 2006, and changes during the period then ended, is presented below (options in thousands, aggregate intrinsic value in millions):

Six Months Ended June 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	18,281	$32.45
Granted	1,644	79.98
Exercised	(3,616)	30.23
Cancelled	(146)	37.99

Balance at June 30, 2006	16,163	$37.73	5.54	$671

Options exercisable at June 30, 2006	12,510	$31.24	4.61	$600

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The total intrinsic value of options exercised was $49 million and $173 million for the three and six months ended June 30, 2006, and $21 million and $101 million for the three and six months ended June 30, 2005, respectively.

Other Incentive Programs

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units for the three months ended June 30, 2006, changes during the period then ended and the weighted average grant date fair values are presented below (shares in thousands):

Three Months Ended June 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at April 1, 2006	1,447	$34.84	547	$41.98	874	$46.15	64	$49.79	2,932	$39.87
Granted	315	79.98	235	80.17	—	—	—	—	550	80.06
Vested	(463)	28.17	(1)	41.71	(3)	40.66	—	—	(467)	28.31
Cancelled	(13)	42.40	(10)	46.17	(7)	44.47	—	—	(30)	44.09

Balance at June 30, 2006	1,286	$48.23	771	$53.54	864	$46.19	64	$49.79	2,985	$49.04

A summary of the status of restricted shares/units for the six months ended June 30, 2006, changes during the period then ended and the weighted average grant date fair values are presented below (shares in thousands):

Six Months Ended June 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at January 1, 2006	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	315	79.98	235	80.17	66	81.31	13	81.31	629	80.22
Vested	(475)	28.21	(1)	41.71	(313)	25.73	(19)	25.38	(808)	27.21
Cancelled	(18)	41.64	(13)	45.65	(16)	47.72	—	—	(47)	44.76

Balance at June 30, 2006	1,286	$48.23	771	$53.54	864	$46.19	64	$49.79	2,985	$49.04

A summary of the fair value of the restricted share/units vested during the period then ended are presented below.

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Three Months Ended June 30, 2006	$40	$—	$—	$—	$40
Three Months Ended June 30, 2005	$41	$11	$—	$—	$52
Six Months Ended June 30, 2006	$41	$—	$25	$1	$67
Six Months Ended June 30, 2005	$42	$11	$7	$1	$61

Time-based awards are granted to senior managers within BNSF primarily as a retention tool and to encourage ownership in BNSF and generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment. The grant date fair market value of time-based awards granted during the three and six months ended June 30, 2005 was $49.21 and $49.19, respectively.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Performance-based awards are granted to senior managers within BNSF to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. The grant date fair market value of performance-based awards granted during the three and six months ended June 30, 2005 was $49.21.

Additionally, related to the 2006 and 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2009 and 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. The Company has committed to a maximum grant of approximately 235,000 and 316,000 shares, respectively.

Certain eligible employees may exchange through the BNSF Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for grants of restricted stock. The grant date fair market value of IBSP awards granted during the six months ended June 30, 2005 was $47.58. No IBSP awards were granted during the second quarter of 2005. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

Certain other salaried employees may participate in the BNSF Discounted Stock Purchase Program (DSPP) and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. The grant date fair market value of DSPP awards granted during the six months ended June 30, 2005 was $46.91. No DSPP awards were granted during the second quarter of 2005.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs is shown in the following table (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation cost	$20	$8	$33	$16
Income tax benefit	(7)	(3)	(11)	(6)

Total	$13	$5	$22	$10

Compensation cost capitalized	$1	$—	$2	$1

At June 30, 2006, there was $125 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.80 years.

9. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $514 million and $346 million during the first six months of 2006 and 2005, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $134 million and a net intercompany payable balance of $29 million at June 30, 2006 and December 31, 2005, respectively, which are reflected in accounts receivable and accounts payable in the respective Consolidated Balance Sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At June 30, 2006 and December 31, 2005, BNSF Railway had $34 million and $259 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2006, BNSF Railway had repayments of $226 million of variable rate notes, partially offset by $1 million in additional borrowings. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At June 30, 2006 and December 31, 2005, BNSF Railway had $2,803 million and $2,876 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $73 million decrease in intercompany notes receivable is due to $726 million of repayments from BNSF offset by additional borrowings of $653 million during the first six months of 2006. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $20 million and $6 million for the six months ended June 30, 2006 and 2005, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $18 million and $13 million for the six months ended June 30, 2006 and 2005.

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

10. Accounting Pronouncement

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

11. Report of Independent Registered Public Accounting Firm

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statements of cash flows for the six-months ended June 30, 2006 and 2005 and the consolidated statement of changes in stockholder’s equity for the six-month period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of changes in stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

July 19, 2006

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Revenues

The following table presents BNSF Railway’s revenue information by commodity group for the six months ended June 30, 2006 and 2005:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
	(in millions)		(in thousands)
Consumer Products	$2,797	$2,368	2,727	2,545	$1,026	$930
Industrial Products	1,610	1,365	799	783	2,015	1,743
Coal	1,393	1,189	1,194	1,090	1,167	1,091
Agricultural Products	1,159	1,017	480	455	2,415	2,235

Total Freight Revenues	6,959	5,939	5,200	4,873	$1,338	$1,219

Other Revenues	124	120

Total Operating Revenues	$7,083	$6,059

Freight revenues for the first six months of 2006 were $6,959 million, up 17-percent compared with the same 2005 period. Freight revenues include approximately $775 million in fuel surcharges compared with approximately $390 million in the prior year. This increase was due to a 7-percent increase in cars/units and a 10-percent increase in average revenue per car/unit.

Consumer Products

Consumer Products revenues of $2,797 million for the first six months of 2006 were $429 million, or 18 percent, greater than the first six months of 2005. The 7-percent increase in cars/units was primarily due to strong increases in the international and domestic intermodal. Additionally, the increase in average revenue per unit of 10 percent, which was driven primarily by rate increases and increased fuel surcharges, contributed to the overall revenue growth.

Industrial Products

Industrial Products revenues increased $245 million, or 18 percent, to $1,610 million for the first six months of 2006. The revenue increase was driven by double-digit growth in each of the four business areas. Rate increases along with increases in fuel surcharges and a mix change from short haul, low revenue per unit to longer haul and higher revenue per unit traffic contributed to a 16-percent increase in average revenue per car.

Coal

Coal revenues of $1,393 million for the first six months of 2006 increased $204 million, or 17 percent, versus the same period a year ago. The 17-percent increase was driven by a 10-percent increase in volumes driven from significant customer demand and network fluidity. Average revenue per car increased 7 percent, primarily driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

Agricultural Products revenues of $1,159 million for the first six months of 2006 were $142 million, or 14 percent, higher than revenues for the first six months of 2005. This increase was due to an 8-percent increase in average revenue per car, which was predominately driven by higher fuel surcharges associated with higher fuel prices, and a 5-percent unit increase driven largely by strong demand for corn.

Other Revenues

Other Revenues increased $4 million, or 3 percent, to $124 million for the first six months of 2006 compared with the same period in 2005.

Expenses

Total operating expenses for the first six months of 2006 were $5,412 million, an increase of $703 million, or 15 percent, versus the same 2005 period.

Compensation and benefits

Compensation and benefits expenses for the first half of 2006 of $1,839 million were $144 million, or 8 percent, higher than the same 2005 period. This increase was primarily related to 7-percent higher unit volumes. Additionally, increased pension and stock option expenses were partially offset by a decrease in incentive compensation expense.

Fuel

Fuel expenses of $1,239 million for the first six months of 2006 were $386 million, or 45 percent, higher than the first six months of 2005. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 47 cents to $1.70, resulting in a $342 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 47 cents, or $340 million increase in fuel expenses, and a decrease in the hedge benefit of $2 million (first six months 2006 benefit of $227 million less first six months of 2005 benefit of $229 million). Consumption in the first six months of 2006 was 730 million gallons compared with 694 million gallons in the same 2005 period, resulting in a $44 million increase in fuel expenses.

Purchased services

Purchased service expenses of $881 million for the first half of 2006 were $86 million, or 11 percent, higher than the same 2005 period. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads.

Depreciation and amortization

Depreciation and amortization expenses of $555 million for the first half of 2006 were $24 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses for the first six months of 2006 of $463 million were $32 million, or 7 percent, higher than the first six months of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

Materials and other

Materials and other expenses of $435 million for the first six months of 2006 were $31 million, or 8 percent, higher than the first six months of 2005. The increase was primarily due to higher materials and crew transportation and lodging expense driven largely by volume increases, higher property taxes, relocation costs associated with new hires, and partially offset by a first quarter 2006 gain from a line sale of $22 million to the state of New Mexico.

Interest expense

Interest expense of $60 million for the first six months of 2006 was $8 million, or 12 percent, lower than the first six months of 2005. The decrease was primarily due to lower average debt balances.

Income taxes

The effective tax rate for the six months ended June 30, 2006 was 37.1 percent compared with 38.0 percent for the prior year period. The decrease in the effective tax rate primarily reflects a favorable impact of income tax adjustments related to prior periods.

Accounting Pronouncement

See Note 10 of the Consolidated Financial Statements for information about a recent accounting pronouncement that may have an impact on BNSF.

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

Dated: July 25, 2006

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