Form 10-Q
period 2006-09-30
BNSF RAILWAY CO
filed 2006-10-24
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 16, 2006
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$3,887	$3,280	$10,970	$9,339

Operating expenses:
Compensation and benefits	971	897	2,810	2,592
Fuel	792	499	2,031	1,352
Purchased services	459	402	1,340	1,197
Depreciation and amortization	284	271	839	802
Equipment rents	232	223	695	654
Materials and other	231	211	666	615

Total operating expenses	2,969	2,503	8,381	7,212

Operating income	918	777	2,589	2,127
Interest expense	31	28	91	96
Interest income, related parties	(45)	(22)	(115)	(54)
Other expense, net	9	14	28	28

Income before income taxes	923	757	2,585	2,057
Income tax expense	351	281	968	775

Net income	$572	$476	$1,617	$1,282

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$24	$24
Accounts receivable, net	956	656
Materials and supplies	464	396
Current portion of deferred income taxes	311	203
Current portion of fuel-hedging asset	70	303
Other current assets	331	322

Total current assets	2,156	1,904

Property and equipment, net	27,360	26,500
Other assets	2,223	1,972
Intercompany notes receivable, net	2,907	2,617

Total assets	$34,646	$32,993

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,920	$2,876
Long-term debt due within one year	446	456

Total current liabilities	3,366	3,332

Long-term debt	1,222	1,279
Deferred income taxes	8,091	7,896
Casualty and environmental liabilities	853	878
Minimum pension liability	417	417
Employee separation costs	87	107
Other liabilities	1,611	1,538

Total liabilities	15,647	15,447

Commitments and contingencies (see Notes 2, 4, and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	12,928	11,311
Accumulated other comprehensive loss	(215)	(51)

Total stockholder’s equity	18,999	17,546

Total liabilities and stockholder’s equity	$34,646	$32,993

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

Nine Months Ended September 30,	2006	2005
OPERATING ACTIVITIES
Net income	$1,617	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	839	802
Deferred income taxes	190	243
Employee separation costs paid	(23)	(27)
Long-term casualty and environmental liabilities, net	(40)	(40)
Other, net	(75)	(196)
Changes in current assets and liabilities:
Accounts receivable, net	(300)	(101)
Materials and supplies	(68)	(56)
Other current assets	(7)	(68)
Accounts payable and other current liabilities	100	191

Net cash provided by operating activities	2,233	2,030

INVESTING ACTIVITIES
Capital expenditures	(1,549)	(1,245)
Other, net	(241)	(181)

Net cash used for investing activities	(1,790)	(1,426)

FINANCING ACTIVITIES
Payments on long-term debt, net	(153)	(139)
Net increase in intercompany notes receivable	(290)	(561)

Net cash used by financing activities	(443)	(700)

Decrease in cash and cash equivalents	—	(96)
Cash and cash equivalents:
Beginning of period	24	321

End of period	$24	$225

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$80	$90
Income taxes paid, net of refunds	$746	$509
Non-cash asset financing	$78	$49

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Dollars in millions)

(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2005	$6,286	$11,311	$(51)	$17,546

Comprehensive income:
Net income	—	1,617	—	1,617
Fuel hedge mark-to-market and other items, net of tax benefit of $102	—	—	(164)	(164)

Total comprehensive income:				1,453

Balance at September 30, 2006	$6,286	$12,928	$(215)	18,999

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2006, and the results of operations for the three and nine month periods ended September 30, 2006 and 2005.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$476	$1,282

Stock-based employee compensation expense included in reported net income, net of related tax effects	7	17

Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(11)	(31)

Pro forma net income	$472	$1,268

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates as well as to convert a portion of its fixed-rate long-term debt to floating-rate debt. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

Fuel

Fuel costs represented 24 percent and 19 percent of total operating expenses during the nine month periods ended September 30, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the third quarter of 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $15 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of September 30, 2006, BNSF Railway’s total fuel hedging positions covered 14 percent and 7 percent of estimated fuel purchases for the remainder of 2006 and 2007, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hedge benefit	$77	$161	$304	$392
Ineffective portion of unexpired hedges	(1)	—	(1)	(2)
Tax effect	(29)	(61)	(116)	(149)

Hedge benefit, net of tax	$47	$100	$187	$241

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30, 2006	December 31, 2005

Short-term fuel-hedging asset	$70	$303
Long-term fuel-hedging asset (liability)	(3)	33
Ineffective portion of unexpired hedges	(1)	—
Tax effect	(25)	(129)

Amount included in AOCL, net of tax	$41	$207

Settled fuel-hedging contracts receivable	$77	$143

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of September 30, 2006, BNSF Railway had entered into fuel swaps and costless collar agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended September 30, 2006, the sum of all such costs averaged approximately 25 cents per gallon.

During the first nine months of 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon. Additionally, during the nine months ended September 30, 2006, the Company entered into fuel swap agreements for 2007 utilizing HO to hedge the equivalent of approximately 56 million gallons of fuel at an average price of approximately $2.11 per gallon. The Company also entered into fuel collar agreements for 2007 utilizing HO to hedge the equivalent of approximately 9 million gallons of fuel at an average floor price of $1.79 per gallon and an average ceiling price of $1.95 per gallon.

The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2006. There are no HO hedge positions beyond the fourth quarter of 2007.

Quarter Ending
2006	December 31,
HO Swaps
Gallons hedged (in millions)	22.05
Average swap price (per gallon)	$1.09
Fair value (in millions)	$16

HO Collars
Gallons hedged (in millions)	31.50
Average cap price (per gallon)	$0.94
Average floor price (per gallon)	$0.87
Fair value (in millions)	$27

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	—	17.85	18.90	18.90	55.65
Average swap price (per gallon)	—	$2.06	$2.11	$2.17	$2.11
Fair value (in millions)	—	$(3)	$(4)	$(3)	$(10)

HO Collars
Gallons hedged (in millions)	31.50	9.45	—	—	40.95
Average cap price (per gallon)	$0.93	$1.95	—	—	$1.17
Average floor price (per gallon)	$0.86	$1.79	—	—	$1.07
Fair value (in millions)	$29	—	—	—	$29

WTI Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs, and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2006, the sum of all such costs averaged approximately 54 cents per gallon.

No additional WTI hedges were entered into during the first nine months of 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 HO Hedges section.

The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2006. There are no WTI positions beyond the first quarter of 2007.

Quarter Ending
2007	March 31,
WTI Collars

Barrels hedged (in thousands)	150
Equivalent gallons hedged (in millions)	6.30
Average cap price (per barrel)	$33.00
Average floor price (per barrel)	$29.00
Fair value (in millions)	$5

NYMEX #2 HO Refining Spread Hedges

During the nine months ended September 30, 2006, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price of $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. No HO-WTI fuel hedges were outstanding as of September 30, 2006.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances as well as converting a portion of its fixed-rate long-term debt to floating-rate debt. The Company uses interest rate swaps and treasury locks as part of its interest rate risk management strategy.

Cash Flow Interest Rate Hedges

In anticipation of a future refinancing of several leveraged leases, the Company entered into two treasury locks in July and August 2006 having an aggregate notional amount of $60 million to fix the interest rate inherent in the operating lease payment. These treasury locks are expected to be unwound during 2007, and any gain or loss on these hedges will be amortized to equipment rents over the remaining life of the refinanced operating leases. These transactions are accounted for as cash flow hedges.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were as follows (in millions):

	September 30, 2006	December 31, 2005
Interest rate hedging liability	$(1)	$—
Tax effect	—	—

Interest rate hedging liability in AOCL, net of tax	$(1)	$—

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

The Company’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities. The Company amended these facilities in October 2006, modifying their maturities to November 2006. The facilities are expected to be extended at least 364 days in November 2006. Outstanding undivided interests held by investors under the A/R sales program were $300 million at September 30, 2006, and December 31, 2005. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,106 million and $1,008 million of receivables transferred by SFRC to the master trust at September 30, 2006, and December 31, 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold. This retained interest is included in accounts receivable in the Company’s financial statements. SFRC’s retained interest in these receivables of $806 million and $708 million at September 30, 2006, and December 31, 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at September 30, 2006, and December 31, 2005, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

The Company retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $12 billion and $10 billion for the nine months ended September 30, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees the Company receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $17 million and $11 million for the nine months ended September 30, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.2 percent and 3.1 percent in the nine months ended September 30, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs, and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the Company would have to exceed an established dilution and/or delinquency rate. BNSF Railway has historically experienced very low levels of default or dilution, and the Company was well below the established rate at September 30, 2006.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2006, and December 31, 2005, $32 million and $36 million, respectively, of accounts receivable were greater than 90 days old. The Company maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2006, and December 31, 2005, $42 million and $45 million, respectively, of such allowances had been recorded, of which $40 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million and $3 million at September 30, 2006, and December 31, 2005, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During both the nine months ended September 30, 2006 and 2005, $6 million of accounts receivable were written off.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2006, BNSF Railway was in compliance with these provisions.

4. Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2006, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$89	$89	12	$33
Westside Intermodal Transportation Corporation	0.0%	$42	$66	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$21	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68 [c]
All other	0.0%	$7	$8	$4	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FIN 45 asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $59 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting, and would be required to fund a portion of the remaining obligation upon default by the original debtor.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Westside Intermodal Transportation Corporation and The Unified Government of

Wyandotte County/Kansas City, Kansas

BNSF Railway has outstanding guarantees of $55 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2006, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

As of September 30, 2006, BNSF Railway guaranteed $7 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $4 million of the $7 million of guarantees. These guarantees expire between 2007 and 2013.

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

During the third quarters of both 2006 and 2005, the Company had the third party analyze recent trends to ensure the assumptions utilized in the original September 2004 study were still valid. Based on this review, the original study continues to represent a reasonable estimate of BNSF Railway’s future asbestos exposure. Therefore, management recorded no additional expense as a result of these updates. The Company plans to update the study again in the third quarter of 2007. In addition, throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$318	$336	$326	$345
Accruals	—	—	—	—
Payments	(4)	(4)	(12)	(13)

Ending balance at September 30,	$314	$332	$314	$332

Of the September 30, 2006 obligation, $255 million was related to unasserted claims while $59 million was related to asserted claims. At September 30, 2006, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	2,153	2,120	2,121	1,926
Claims filed	88	234	449	719
Claims settled, dismissed or otherwise resolved	(103)	(150)	(432)	(441)

Ending balance at September 30,	2,138	2,204	2,138	2,204

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $425 million. However, BNSF Railway believes that the $314 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Other Personal Injury

BNSF Railway uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency, and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of Loss, is immaterial for these other occupational trauma claims.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$426	$449	$422	$459
Accruals	44	46	140	136
Payments	(40)	(59)	(132)	(159)

Ending balance at September 30,	$430	$436	$430	$436

At September 30, 2006, $154 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Claims unresolved at beginning of period	3,388	3,715	3,617	4,116
Claims filed	865	922	2,642	2,859
Claims settled, dismissed or otherwise resolved	(1,020)	(986)	(3,026)	(3,324)

Ending balance at September 30,	3,233	3,651	3,233	3,651

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF Railway believes that the $430 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for FELA claims; certain risks incurred after April 1, 1998; railroad protective and force account insurance claims incurred after January 1, 2002; and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2006 and 2005, BNSF Railway paid $142 million and $140 million, respectively, in premiums to BNSF IC for such coverage, net of reimbursements from third parties and premiums subject to reinsurance, and recognized $106 and $105 million, respectively, in expense related to those premiums. At September 30, 2006, unamortized premiums of $36 million remain on the Consolidated Balance Sheet. During the first nine months of 2006 and 2005, BNSF IC made claim payments to BNSF Railway totaling $98 million and $94 million, respectively, for settlement of covered claims.

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

BNSF Railway engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites. The actuary utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios, and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

Based on the work performed by the third party actuary during the third quarters of both 2006 and 2005, management recorded additional expense of approximately $5 million and $12 million as of the June 30 measurement date, respectively. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods.

The study does not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. Environmental accruals include amounts for newly identified sites or contaminants, third-party claims, and legal fees incurred for defense of third-party claims and recovery efforts. BNSF Railway’s recorded liability for third-party claims as of September 30, 2006, is approximately $13 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 370 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$335	$371	$370	$385
Accruals	16	24	14	32
Payments	(17)	(14)	(50)	(36)

Ending balance at September 30,	$334	$381	$334	$381

At September 30, 2006, $50 million was included in current liabilities. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2006, will be paid over the next ten years, and no individual site is considered to be material.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
BNSF Railway Sites	2006	2005	2006	2005
Number of sites at beginning of period	374	379	369	384
Sites added during the period	1	13	17	19
Sites closed during the period	(5)	(15)	(16)	(26)

Number of sites at September 30,	370	377	370	377

	Three Months Ended September 30,		Nine Months Ended September 30,
Superfund Sites	2006	2005	2006	2005
Number of sites at beginning of period	20	23	20	24
Sites added during the period	—	—	—	—
Sites closed during the period	—	(3)	—	(4)

Number of sites at September 30,	20	20	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $275 million to $500 million. However, BNSF Railway believes that the $334 million recorded is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation

In addition to asbestos, other personal injury, and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2006	2005
Beginning balance at January 1,	$132	$154
Accruals	—	9
Payments	(23)	(27)

Ending balance at September 30,	$109	$136

Employee separation liabilities of $109 million were included in the Consolidated Balance Sheet at September 30, 2006, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2006, $22 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $99 million at September 30, 2006. These costs were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger) which, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2006 and approximately 2024. During the first nine months of 2005, the Company updated its estimate and recorded an additional liability of $2 million related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $5 million at September 30, 2006, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During the first nine months of 2005, BNSF Railway recorded other liabilities of approximately $6 million primarily related to a voluntary severance program for certain union employees. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004. The July 2003 separation program resulted in accrued severance costs of approximately $12 million, affected approximately 150 employees and was substantially completed in 2003. The 1995 consolidation plan resulted in the elimination of approximately 1,500 permanent positions and was substantially completed during 1999. The liability also includes costs related to the reduction of approximately 40 and 140 material handlers in 2001 and 2000, respectively.

Other Employee Separation Costs

Other employee separation cost liabilities were $5 million at September 30, 2006, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of September 30, 2006, the remaining liability balance related to this voluntary severance program was insignificant as the program is substantially complete.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7. Retirement Plans and Other Post-Employment Benefit Plans

Components of the net periodic cost for the three and nine months ended September 30, 2006 and 2005 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$7	$5	$19	$15
Interest cost	24	24	71	71
Expected return on plan assets	(25)	(25)	(73)	(76)
Amortization of net loss	11	6	34	19

Net cost recognized	$17	$10	$51	$29

	Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2006	2005	2006	2005
Service cost	$1	$—	$3	$1
Interest cost	4	2	11	9
Amortization of net loss	—	1	2	3
Amortization of prior service costs	(2)	(1)	(6)	(4)

Net cost recognized	$3	$2	$10	$9

8. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 12 million common shares were available for future grant at September 30, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average expected life (years)	2.93	2.33	4.62	4.61
Weighted average expected volatility	24.0%	24.0%	24.0%	24.0%
Weighted average dividend per share	$1.00	$0.80	$0.80	$0.69
Weighted average risk free interest rate	4.61%	4.09%	4.76%	3.73%
Weighted average fair value of options granted per share	$14.08	$9.08	$20.85	$11.33

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

A summary of the status of stock options as of, and for the three months ended September 30, 2006, is presented below (options in thousands, aggregate intrinsic value in millions):

Three Months Ended September 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at July 1, 2006	16,163	$37.73
Granted	15	72.30
Exercised	(425)	30.49
Cancelled	(16)	56.65

Balance at September 30, 2006	15,737	$37.94	5.32	$552

Options exercisable at September 30, 2006	12,295	$32.07	4.37	$504

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

A summary of the status of stock options as of, and for the nine months ended September 30, 2006, is presented below (options in thousands, aggregate intrinsic value in millions):

Nine Months Ended September 30, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	18,281	$32.45
Granted	1,659	79.91
Exercised	(4,041)	30.26
Cancelled	(162)	39.86

Balance at September 30, 2006	15,737	$37.94	5.32	$552

Options exercisable at September 30, 2006	12,295	$32.07	4.37	$504

The total intrinsic value of options exercised was $16 million and $189 million for the three and nine months ended September 30, 2006, and $64 million and $165 million for the three and nine months ended September 30, 2005, respectively.

Other Incentive Programs

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the three months ended September 30, 2006, are presented below (shares in thousands):

Three Months Ended September 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at July 1, 2006	1,286	$48.23	771	$53.54	864	$46.19	64	$49.79	2,985	$49.04
Granted	—	—	—	—	—	—	—	—	—	—
Vested	(9)	32.76	(1)	36.95	—	—	—	—	(10)	32.92
Cancelled	(3)	54.87	(3)	59.91	(3)	47.58	—	—	(9)	53.96

Balance at September 30, 2006	1,274	$48.32	767	$53.53	861	$46.18	64	$49.79	2,966	$49.08

A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the nine months ended September 30, 2006, are presented below (shares in thousands):

Nine Months Ended September 30, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at January 1, 2006	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	315	79.98	235	80.17	66	81.31	13	81.31	629	80.22
Vested	(484)	28.29	(2)	40.89	(313)	25.73	(19)	25.38	(818)	27.28
Cancelled	(21)	43.75	(16)	48.22	(19)	47.70	—	—	(56)	46.31

Balance at September 30, 2006	1,274	$48.32	767	$53.53	861	$46.18	64	$49.79	2,966	$49.08

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the three and nine months ended September 30, 2005, are presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program
Three Months Ended September 30, 2005	$50.00	$—	$—	$—
Nine Months Ended September 30, 2005	$49.19	$49.21	$47.58	$46.91

A summary of the fair value of the restricted share/units vested during the period then ended are presented below.

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Three Months Ended September 30, 2006	$1	$—	$—	$—	$1
Three Months Ended September 30, 2005	$1	$—	$—	$—	$1
Nine Months Ended September 30, 2006	$42	$—	$25	$1	$68
Nine Months Ended September 30, 2005	$43	$11	$7	$1	$62

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

Additionally, related to the 2006 and 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2009 and 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 235,000 and 316,000 shares, respectively.

Certain employees were eligible to exchange through the Burlington Northern Santa Fe Incentive Bonus Stock Program (IBSP) the cash payment of their bonus for grants of restricted stock. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation expense, net of tax, recorded under the BNSF Stock Incentive Programs is shown in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation cost	$21	$11	$54	$27
Income tax benefit	(8)	(4)	(19)	(10)

Total	$13	$7	$35	$17

Compensation cost capitalized	$1	$1	$3	$2

At September 30, 2006, there was $125 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.63 years.

9. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $746 million and $509 million during the first nine months of 2006 and 2005, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $187 million and a net intercompany payable balance of $29 million at September 30, 2006 and December 31, 2005, respectively, which are reflected in accounts receivable and accounts payable in the respective Consolidated Balance Sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At September 30, 2006 and December 31, 2005, BNSF Railway had $34 million and $259 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first nine months of 2006, BNSF Railway had repayments of $226 million of variable rate notes, partially offset by $1 million in additional borrowings. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At September 30, 2006 and December 31, 2005, BNSF Railway had $2,941 million and $2,876 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $65 million increase in intercompany notes receivable is due to $969 million of repayments from BNSF offset by additional borrowings of $1,034 million during the first nine months of 2006. The intercompany notes receivable are presented net of the intercompany notes payable discussed above in the Consolidated Balance Sheets. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $30 million and $15 million for the nine months ended September 30, 2006 and 2005, respectively,

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $29 million and $19 million for the nine months ended September 30, 2006 and 2005.

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

10. Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance is effective for the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. As the Company currently uses a measurement date prior to the Company’s fiscal year-end, it is currently evaluating which measurement transition alternative it will use. SFAS No. 158 is not expected to have a material impact on the Company’s results of operations, financial condition, liquidity or compliance with debt covenants.

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under the previous guidance, four alternative methods of accounting for planned major maintenance activities were permitted. However, with the issuance of this FSP, the accrue-in-advance method of accounting for planned major maintenance activities will no longer be allowed, effective the first fiscal year beginning after December 15, 2006. Beginning on January 1, 2007, the Company, which currently uses the accrue-in-advance method of accounting for leased locomotive overhauls that includes the refurbishment of the engine and related components, will transition to the deferral method and will apply this change retrospectively for all financial statements presented. The cumulative effect of the change to the new accounting principle will be recorded as an adjustment to the 2005 opening retained earnings balance. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s results of operations, financial condition or liquidity as a result of this change.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax benefits resulting from such a position should be measured as the amount that has at least a fifty percent likelihood on a cumulative basis to be sustained on examination. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the 2007 opening retained earnings balance. The Company is analyzing the impact of this Interpretation on all of its open tax positions and expects to complete that analysis in the fourth quarter.

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statements of cash flows for the nine-months ended September 30, 2006 and 2005 and the consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 19, 2006

Item 2. Management’s Narrative Analysis of Results of Operations

Management’s narrative analysis relates to the financial condition and results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company).

Results of Operations

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues

The following table presents BNSF Railway’s revenue information by business group for the nine months ended September 30, 2006 and 2005:

	Revenues		Cars / Units		Average Revenue Per Car / Unit
	2006	2005	2006	2005	2006	2005
	(in millions)		(in thousands)
Consumer Products	$4,370	$3,698	4,197	3,919	$1,041	$944
Industrial Products	2,481	2,108	1,215	1,182	2,042	1,783
Coal	2,141	1,811	1,822	1,660	1,175	1,091
Agricultural Products	1,780	1,539	726	682	2,452	2,257

Total Freight Revenues	10,772	9,156	7,960	7,443	$1,353	$1,230

Other Revenues	198	183

Total Operating Revenues	$10,970	$9,339

Freight revenues for the first nine months of 2006 were $10,772 million, up 18 percent compared with the same 2005 period. This increase was due to a 7-percent increase in cars/units and a 10-percent increase in average revenue per car/unit. Freight revenues include approximately $1.3 billion in fuel surcharges compared with approximately $700 million in the prior year.

Consumer Products

Consumer Products revenues of $4,370 million for the first nine months of 2006 were $672 million, or 18 percent, greater than the first nine months of 2005. The increase in average revenue per unit of 10 percent was driven primarily by rate increases and increased fuel surcharges. Additionally, the 7-percent increase in cars/units, which was primarily due to double-digit growth in international and domestic truckload, contributed to the overall revenue growth.

Industrial Products

Industrial Products revenues increased $373 million, or 18 percent, to $2,481 million for the first nine months of 2006. The revenue increase was driven by double-digit growth in each of the four business areas. The 15-percent increase in average revenue per car resulted from rate increases and fuel surcharges. Units increased 3 percent driven by strong demand for plastics, steel and petroleum products.

Coal

Coal revenues of $2,141 million for the first nine months of 2006 increased $330 million, or 18 percent, versus the same period a year ago. The revenue increase was primarily driven by a 10-percent increase in volumes resulting from significant customer demand and network fluidity. Average revenue per car increased 8 percent driven by contractual rate escalations, fuel surcharges and increased length of haul.

Agricultural Products

Agricultural Products revenues of $1,780 million for the first nine months of 2006 were $241 million, or 16 percent, higher than revenues for the first nine months of 2005. This increase was primarily due to a 9-percent increase in average revenue per car, which was predominately driven by increased fuel surcharges associated with higher fuel prices, and a 6-percent unit increase driven primarily by an increase in demand for corn.

Other Revenues

Other Revenues increased $15 million, or 8 percent, to $198 million for the first nine months of 2006 compared with the same period in 2005.

Expenses

Total operating expenses for the first nine months of 2006 were $8,381 million, an increase of $1,169 million, or 16 percent, versus the same 2005 period.

Compensation and benefits

Compensation and benefits expenses for the first three quarters of 2006 of $2,810 million were $218 million, or 8 percent, higher than the same 2005 period. This increase was primarily related to 7-percent higher unit volumes. Additionally, increased pension and stock-based compensation were partially offset by a decrease in incentive compensation expense.

Fuel

Fuel expenses of $2,031 million for the first nine months of 2006 were $679 million, or 50 percent, higher than the first nine months of 2005. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 54 cents to $1.84, resulting in a $597 million increase in expense. The increase in the average all-in cost was comprised of an increase in the average purchase price of 46 cents, or $510 million increase in fuel expenses, and a decrease in the hedge benefit of approximately 8 cents, or $87 million (first nine months 2006 benefit of $303 million less first nine months of 2005 benefit of $390 million). Consumption in the first nine months of 2006 was 1,100 million gallons compared with 1,043 million gallons in the same 2005 period, resulting in an $82 million increase in fuel expenses.

Purchased services

Purchased service expenses of $1,340 million for the first nine months of 2006 were $143 million, or 12 percent, higher than the same 2005 period. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs, locomotive and freight car contract maintenance expense, haulage payments for contracted transportation over other railroads.

Depreciation and amortization

Depreciation and amortization expenses of $839 million for the first nine months of 2006 were $37 million, or 5 percent, higher than the same period in 2005. The increase in depreciation expense was due to ongoing capital expenditures.

Equipment rents

Equipment rents expenses for the first nine months of 2006 of $695 million were $41 million, or 6 percent, higher than the first nine months of 2005. The variance represents expense increases for freight car equipment and locomotive leases, which are related to volume increases and higher lease rates.

Materials and other

Materials and other expenses of $666 million for the first nine months of 2006 were $51 million, or 8 percent, higher than the first nine months of 2005. The increase was primarily due to higher materials costs for locomotives, freight cars and track structure and crew transportation and lodging expense driven largely by volume increases, higher property taxes, relocation costs associated with new hires, partially offset by a first quarter 2006 line sale gain of $22 million to the state of New Mexico.

Interest expense

Interest expense of $91 million for the first nine months of 2006 was $5 million, or 5 percent, lower than the first nine months of 2005. The decrease was primarily due to a lower average debt balances.

Income taxes

The effective tax rates for the nine months ended September 30, 2006 and 2005 were 37.4 percent and 37.7 percent, respectively. The effective tax rates for these periods were favorably impacted in the second quarter of 2006 and the third quarter of 2005, respectively, by income tax adjustments related to prior periods.

Accounting Pronouncement

See Note 10 of the Consolidated Financial Statements for information about a recent accounting pronouncement that may have an impact on BNSF Railway.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•	Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•	Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

•	Operating factors: technical difficulties, changes in operating conditions and costs, commodity concentrations, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, congestion on other railroads, and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF Railway’s systems, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2005, to Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District), a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence, and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action. The order denying certification was affirmed by the Texas Court of Appeals on August 24, 2006. Plaintiffs’ motion for rehearing of the order of the Texas Court of appeals was denied, and plaintiffs are expected to seek review by the Supreme Court of Texas. BNSF believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2005, to the notification of BNSF Railway by the Minnesota Pollution Control Agency (MPCA) of a proposed Stipulation Agreement to resolve alleged environmental violations with respect to BNSF Railway’s Dilworth, Minnesota fueling facility. The MPCA alleged violations involving BNSF Railway’s wastewater permit, tank and other environmental regulations, and proposed monetary sanctions. In September 2006, BNSF Railway and the MPCA entered into a Stipulation Agreement that, among other things, resulted in BNSF Railway paying $70,675 without admitting or denying any facts or liability and in making approximately $800,000 of improvements to the facility. This matter is now considered closed.

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

Dated: October 24, 2006

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