Form 10-K
period 2006-12-31
BNSF RAILWAY CO
filed 2007-02-16
CIK 15511

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 2, 2007.

*	BNSF Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation; as a result, there is no market data with respect to registrant’s shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

ii

Part I

Item 1. Business

BNSF Railway Company (BNSF Railway, Registrant or Company), formerly known as The Burlington Northern and Santa Fe Railway Company and the Burlington Northern Railroad Company (BNRR) was incorporated in the State of Delaware on January 13, 1961, and is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). On September 22, 1995, the shareholders of Burlington Northern Inc. (BNI) and Santa Fe Pacific Corporation (SFP) became the shareholders of BNSF pursuant to a business combination of the two companies.

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company merged with and into Burlington Northern Railroad Company (BNRR), and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, SFP merged with and into The Burlington Northern and Santa Fe Railway Company. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company (BNSF Railway).

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2006, BNSF Railway had approximately 41,000 employees.

BNSF Railway’s internet address is www.bnsf.com. Through this internet website (under the “Investors” link), BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws may impact demand for coal, and United States and foreign government agriculture subsidies may impact the demand for grain.

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

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid and London, any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets, which could restrict the Company’s ability to raise capital. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

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

Changes in demographics, training requirements and the availability of qualified personnel, particularly train crew members, could negatively impact service levels. In addition, approximately 40 percent of the workforce will be eligible for retirement within the next 10 years. The Company’s efforts to attract and retain qualified personnel may be hindered due to increased demand in the job market. Unpredictable increases in demand for rail services may exacerbate these risks and may have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse affect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

Fuel supply availability and fuel prices may adversely affect the Company’s results of operations, financial condition or liquidity.

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, or rising global demand. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. Additionally, the Company is expected to be able to offset a significant portion of the anticipated higher fuel costs through its fuel surcharge program in 2007. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

The Company depends on the stability and availability of its information technology systems.

The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including Business Continuity Planning, Disaster Recovery Planning and Business Impact Analysis, a significant disruption could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

Personal injury claims constitute a significant expense, and increases in the amount or severity of these claims could adversely affect the Company’s operating results.

The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until 1985, when its use at BNSF Railway was substantially eliminated. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, has contributed to increased expenses in the past. Future events, such as increases in the number of claims that are filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

TRACK CONFIGURATION

BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding multiple main tracks, yard tracks and sidings), approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2006. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2006, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 49,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2006, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

EQUIPMENT CONFIGURATION

BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2006	2005	2004
Locomotives	6,330	5,790	5,715

Freight cars:
Covered hopper	33,488	34,631	35,066
Gondola	13,998	12,579	16,070
Open hopper	11,277	10,973	11,257
Flat	11,382	8,537	8,132
Box	8,937	8,685	9,652
Refrigerator	4,631	4,983	5,420
Autorack	641	748	894
Tank	426	422	612
Other	341	323	273

Total freight cars	85,121	81,881	87,376

Domestic chassis	12,849	12,649	9,846
Company service cars	3,982	4,091	3,999
Domestic containers	3,275	10,412	10,501
Trailers	1,209	1,916	2,152
Commuter passenger cars	165	179	166

Average age from date of manufacture- locomotive fleet (years) [a]	15	15	15
Average age from date of manufacture- freight car fleet (years) [a]	14	15	16

a	These averages are not weighted to reflect the greater capacities of the newer equipment.

CAPITAL EXPENDITURES AND MAINTENANCE

CAPITAL EXPENDITURES

A breakdown of cash capital expenditures during 2006, 2005 and 2004 is set forth in the following table (in millions):

Year ended December 31,	2006	2005	2004
Maintenance of way:
Rail	$304	$232	$219
Ties	311	284	257
Surfacing	214	183	159
Other	397	354	359

Total maintenance of way	1,226	1,053	994
Mechanical	152	136	114
Information services	65	64	73
Other	121	108	106

Total maintenance of business	1,564	1,361	1,287
New locomotive acquisitions	—	—	16
Terminal and line expansion	450	389	223

Total	$2,014	$1,750	$1,526

The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year ended December 31,	2007 Estimate	2006	2005	2004
Track miles of rail laid [a]	1,056	854	711	695
Cross ties inserted (thousands) [a]	3,552	2,957	3,171	2,695
Track resurfaced (miles)	13,824	12,588	12,790	11,450

a	Includes both maintenance of existing route system and expansion projects. Expenditures for these maintenance programs are primarily capitalized.

MAINTENANCE

As of December 31, 2006, General Electric Company, Alstom Transportation, Inc. and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,150 locomotives.

PROPERTY AND FACILITIES

BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including highway trailers, containers and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 33 major intermodal hubs located across the system.

BNSF Railway’s largest intermodal facilities in terms of 2006 volume were as follows:

Intermodal Facilities	Lifts
Hobart Yard (Los Angeles, California)	1,240,000
Corwith Yard (Chicago, Illinois)	757,000
Logistics Park (Chicago, Illinois)	727,000
Willow Springs (Illinois)	698,000
Alliance (Fort Worth, Texas)	587,000
San Bernardino (California)	569,000
Cicero (Illinois)	533,000
Argentine (Kansas City, Kansas)	372,000
Memphis (Tennessee)	318,000
Seattle International Gateway (Seattle, Washington)	307,000

BNSF Railway owns 23 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal and intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed
Argentine (Kansas City, Kansas)	1,845
Galesburg (Illinois)	1,634
Barstow (California)	1,357
Pasco (Washington)	1,306
Tulsa (Oklahoma)	1,218

As of December 31, 2006, certain BNSF Railway properties and other assets were subject to liens securing $106 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and leases, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

PRODUCTIVITY

Productivity in 2006, as measured by thousand gross ton miles per employee, improved slightly from 2005 as shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents.

Year ended December 31,	2006	2005	2004
Thousand gross ton miles divided by average number of employees	27,092	26,964	26,986

Volumes as measured by gross ton miles increased 6 percent in 2006 over 2005 and 5 percent in 2005 over 2004. As a result, the Company has increased employee headcounts to handle the additional volume.

BUSINESS MIX

In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Approximately 60 percent of the freight revenues originated by the Company is covered by contractual agreements of varying duration, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF Railway’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF Railway has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

CONSUMER PRODUCTS:

The Consumer Products’ freight business provided approximately 38 percent of freight revenues in 2006.

INDUSTRIAL PRODUCTS:

The Industrial Products’ freight business provided approximately 25 percent of BNSF Railway’s freight revenues in 2006.

COAL:

In 2006, the transportation of coal contributed about 20 percent of freight revenues.

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company continues to respond to requests for information.

AGRICULTURAL PRODUCTS:

The transportation of Agricultural Products provided approximately 17 percent of 2006 freight revenues.

FREIGHT STATISTICS

The following table sets forth certain freight statistics relating to rail operations for the periods indicated:

Year ended December 31,	2006	2005	2004
Revenue ton miles (millions)*	642,417	596,575	570,688
Freight revenue per thousand revenue ton miles	$22.63	$21.12	$18.81
Average length of haul (miles)	1,067	1,068	1,045

*	Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenue, cars/units and average revenue per car/unit information for the two years ended December 31, 2006, is incorporated by reference from a table in Item 7, Management’s Narrative Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations; Revenue Table.”

GOVERNMENT REGULATION AND LEGISLATION

The Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF Railway’s business.

DOT and OSHA have jurisdiction under several federal statutes over a number of safety and health aspects of rail operations, including the transportation of hazardous materials. State agencies regulate some aspects of rail operations with respect to health and safety in areas not otherwise preempted by federal law.

BNSF Railway’s rail operations, as well as those of its competitors, are also subject to extensive federal, state and local environmental regulation. These laws cover discharges to water, air emissions, toxic substances and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liabilities associated with rail operations. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

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

RAILROAD RETIREMENT

Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been almost triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2006, the Railroad Retirement System required up to a 20.25 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

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

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2006 was approximately 49 percent.

Item 3. Legal Proceedings

Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District) is a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. Plaintiffs seek monetary damages based on a variety of theories. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action. The order denying certification was affirmed by the Texas Court of Appeals on August 24, 2006, and plaintiffs’ motion for rehearing of the order of the Texas Court of Appeals was denied. Plaintiffs have sought review by the Supreme Court of Texas and the Court has not yet ruled on that petition. BNSF Railway believes these claims lack merit and that it has substantial defenses on both the merits of these claims and the attempted class action, and it is defending these claims vigorously.

Information concerning certain pending tax-related administrative or adjudicative state proceedings or appeals is incorporated by reference from Note 5 to the Consolidated Financial Statements, and information concerning other claims and litigation is incorporated by reference from Note 10 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

REVENUE TABLE

The following table presents BNSF Railway’s revenue information by business group for the years ended December 31, 2006, and 2005. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
Year ended December 31,	2006	2005	2006	2005	2006	2005
Consumer Products	$5,608	$4,893	5,520	5,215	$1,016	$938
Industrial Products	3,589	3,128	1,686	1,655	2,129	1,890
Coal	2,916	2,448	2,458	2,238	1,186	1,094
Agricultural Products	2,427	2,132	973	916	2,494	2,328

Total freight revenues	14,540	12,601	10,637	10,024	$1,367	$1,257

Other revenues	271	245

Total operating revenues	$14,811	$12,846

EXPENSE TABLE

The following table presents BNSF Railway’s expense information for the years ended December 31, 2006 and 2005 (in millions). Certain comparative prior year expense amounts have been reclassified to conform to the current year presentation. There was no impact to total operating expenses as a result of these reclassifications.

Year ended December 31,	2006	2005
Compensation and benefits	$3,800	$3,501
Fuel	2,734	1,959
Purchased services	1,894	1,722
Depreciation and amortization	1,128	1,074
Equipment rents	930	886
Materials and other	790	776

Total operating expenses	$11,276	$9,918

Interest expense	$113	$127
Other expense, net	$39	$35
Income tax expense	$1,311	$1,073

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

BNSF Railway recorded net income for 2006 of $2,234 million. In comparison, net income for 2005 was $1,778 million, which included a $44 million, net of tax, impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

REVENUES

FREIGHT

Freight revenues of $14,540 million for 2006 were $1,939 million, or 15 percent higher than 2005. Freight revenues reflected a 6-percent increase in volumes. Freight revenues include approximately $1.7 billion in fuel surcharges compared with approximately $1.1 billion in the prior year. Growth in prices and fuel surcharges drove average revenue per car/unit up 9 percent in 2006 to $1,367 from $1,257 in 2005.

CONSUMER PRODUCTS

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $5,608 million for 2006 were $715 million, or 15 percent greater than 2005. The increase in average revenue per unit of 8 percent was primarily related to price increases and increased fuel surcharges. Additionally, cars/units increased by 6 percent due primarily to growth in international intermodal.

INDUSTRIAL PRODUCTS

Industrial Products’ freight business consists of five business areas: building products, construction products, petroleum products, chemicals and plastics products and food and beverages.

Industrial Products revenues increased $461 million, or 15 percent, to $3,589 million for 2006. The revenue increase was driven by double-digit growth in four of the five business areas. The 13-percent increase in average revenue per car was the result of price increases and increased fuel surcharges. Units increased 2 percent driven by demand for plastics, petroleum products and steel, partially offset by softness in demand for building products.

COAL

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,916 million for 2006 increased $468 million, or 19 percent, versus a year ago. The revenue increase was primarily driven by a 10-percent increase in volumes resulting from significant customer demand and greater line throughput due to increased network fluidity. Average revenue per car increased 8 percent driven by contractual price escalations, increased length of haul and fuel surcharges.

AGRICULTURAL PRODUCTS

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $2,427 million for 2006 were $295 million, or 14 percent higher than revenues for 2005. This increase was primarily due to a 7-percent increase in average revenue per car, which was driven by both price increases and increased fuel surcharges associated with higher fuel prices, and a 6-percent increase in volume driven primarily by an increase in demand for corn.

OTHER REVENUES

Other revenues increased $26 million, or 11 percent, to $271 million for 2006 compared to 2005. This increase was primarily due to increases in demurrage charges and volume growth.

EXPENSES

Total operating expenses for 2006 were $11,276 million, an increase of $1,358 million, or 14 percent over 2005. The increase in operating expenses was primarily the result of significant fuel price increases and a 6-percent increase in gross-ton miles handled. Operating expenses for 2005 were impacted by a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

COMPENSATION AND BENEFITS

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,800 million were $299 million, or 9 percent higher than 2005. The increase was primarily related to 6 percent higher unit volumes, which resulted in a 5-percent increase in the average headcount. Additionally, increased stock-based compensation expense of approximately $30 million, due largely to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, and increased pension expense of approximately $30 million contributed to the overall increase in compensation and benefits expense as compared with the prior year.

FUEL

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $2,734 million for 2006 were $775 million, or 40 percent, higher than 2005. The increase in fuel expense is due to an increase in the average all-in cost per gallon of diesel fuel, as well as an increase in consumption driven by higher volumes. The average all-in cost per gallon of diesel fuel increased by 45 cents to $1.85, or $661 million, which is comprised of an increase in the average purchase price of 32 cents, or $471 million, and a decrease in the hedge benefit of 13 cents, or $190 million (2006 benefit of $341 million less 2005 benefit of $531 million). Consumption in 2006 was 1,478 million gallons compared with 1,402 million gallons in 2005, resulting in a $114 million increase in fuel expense.

PURCHASED SERVICES

Purchased services expense includes ramping (lifting of containers onto and off of cars); drayage (highway movements to and from railway facilities); maintenance of locomotives, freight cars and equipment; transportation costs over other railroads; technology services outsourcing; insurance costs; professional services; and other contract services provided to BNSF Railway. The expenses are driven by the rates established in the related contracts and the volume of services required.

Purchased services expenses of $1,894 million for 2006 were $172 million, or 10 percent higher than 2005. This increase was primarily due to increases in the following volume-related costs: intermodal ramp costs; haulage payments for transportation over other railroads; and locomotive, freight car and equipment maintenance expense.

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

Depreciation and amortization expenses of $1,128 million for 2006 were $54 million, or 5 percent higher than 2005. This increase was primarily due to ongoing capital expenditures.

EQUIPMENT RENTS

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2006 of $930 million were $44 million, or 5 percent higher than 2005 driven by an increase of approximately $45 million in locomotive rents, which was largely the result of an increase in the number of locomotives under operating leases. Freight car equipment was essentially flat year-over-year due to the impact of increasing volumes being offset by the impact of the Company’s privatization efforts, velocity improvements and an increase in off-line receipts.

MATERIALS AND OTHER

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials and other items for construction and maintenance of property and equipment. Other expenses include personal injury claims for which the Company is self-insured, environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $790 million for 2006 were $14 million, or 2 percent higher than 2005. The increase was primarily due to higher materials costs for locomotives, freight cars and track structure and crew transportation and lodging expense, driven largely by volume increases, higher property taxes, relocation costs associated with new hires, partially offset by a $22 million gain from a line sale to the State of New Mexico recorded in 2006. Expenses for 2005 were impacted by a $71 million pre-tax impairment charge related to an agreement to sell certain line segments to the State of New Mexico.

INTEREST EXPENSE

Interest expense of $113 million for 2006 was $14 million, or 11 percent lower than 2005. This decrease was primarily the result of a lower average debt balance.

INCOME TAXES

The effective rate in 2006 was 37.0 percent compared with 37.6 percent for the prior year. The decrease in the effective tax rate primarily reflects income tax adjustments, which favorably impacted income tax expense in 2006 by nearly $30 million as compared to 2005.

OTHER MATTERS

FORWARD-LOOKING INFORMATION

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

• Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

• Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF Railway’s systems, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

December 31,	2006	2005
Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$341	$531

Total hedge benefit	341	531
Tax effect	(131)	(203)

Hedge benefit, net of tax	$210	$328

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in Note 3 to the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which substantially mitigate the risk of fuel price volatility.

COMMODITY PRICE SENSITIVITY

BNSF Railway engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2006, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate crude oil (WTI), or the HO refining spread (HO-WTI), which is defined as the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel, WTI and HO.

At December 31, 2006, BNSF Railway had recorded in the Consolidated Balance Sheet a short-term fuel-hedging asset of $13 million and a short-term hedging liability of $2 million for fuel hedges covering 2007. There was no long-term fuel-hedging asset or liability in the Consolidated Balance Sheet as of December 31, 2006.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2007, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at December 31, 2006:

Sensitivity Analysis
Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value
10 percent increase	$16 million increase	$16 million increase
10 percent decrease	$17 million decrease	$18 million decrease

Based on fuel consumption during the twelve-month period ending December 31, 2006, of 1,478 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a ten percent increase or decrease in the commodity price per gallon would result in an approximate $272 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2006, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. These interest rate hedges are accounted for as cash flow hedges.

At December 31, 2006, the fair value of BNSF Railway’s debt, excluding capital leases, was $835 million. Additionally, the amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions were less than $1 million at December 31, 2006.

The following table is an estimate of the impact to earnings and the fair value of the total debt and interest rate hedges that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2007, based on debt levels and outstanding hedges as of December 31, 2006:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
	Total Debt	Interest Rate Hedges
1 percent decrease	$66 million increase	$4 million decrease
1 percent increase	$58 million decrease	$3 million increase

Further information on interest rate hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements. Information on the Company’s debt, which may be sensitive to interest rate fluctuations, is incorporated by reference from Note 9 to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of BNSF Railway and subsidiary companies, together with the report of the Company’s independent registered public accounting firm, are included as part of this filing.

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNSF Railway Company and its subsidiaries (the Company) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas

February 13, 2007

BNSF RAILWAY COMPANY AND SUSBSIDIARIES

Consolidated Statements of Income

In millions

Year ended December 31,	2006	2005	2004
Revenues	$14,811	$12,846	$10,857

Operating expenses:
Compensation and benefits	3,800	3,501	3,313
Fuel	2,734	1,959	1,335
Purchased services	1,894	1,722	1,476
Depreciation and amortization	1,128	1,074	1,011
Equipment rents	930	886	790
Materials and other	790	776	1,223

Total operating expenses	11,276	9,918	9,148

Operating income	3,535	2,928	1,709
Interest expense	113	127	128
Interest income, related parties	(162)	(85)	(33)
Other expense, net	39	35	2

Income before income taxes	3,545	2,851	1,612
Income tax expense	1,311	1,073	612

Net income	$2,234	$1,778	$1,000

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Dollars in millions, shares in thousands

December 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$20	$24
Accounts receivable, net	871	656
Materials and supplies	488	396
Current portion of deferred income taxes	337	203
Current portion of fuel-hedging asset	13	303
Other current assets	272	322

Total current assets	2,001	1,904
Property and equipment, net	27,626	26,500
Other assets	1,906	1,972
Intercompany notes receivable, net	3,282	2,617

Total assets	$34,815	$32,993

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$2,920	$2,876
Long-term debt due within one year	173	456

Total current liabilities	3,093	3,332
Long-term debt	1,215	1,279
Deferred income taxes	8,211	7,896
Casualty and environmental liabilities	830	878
Minimum pension liability	—	417
Pension and retiree health and welfare liability	604	—
Employee separation costs	86	107
Other liabilities	1,231	1,538

Total liabilities	15,270	15,447

Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in-capital	6,286	6,286
Retained earnings	13,545	11,311
Accumulated other comprehensive loss	(286)	(51)

Total stockholder’s equity	19,545	17,546

Total liabilities and stockholder’s equity	$34,815	$32,993

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In millions

Year ended December 31,	2006	2005	2004
Operating Activities
Net income	$2,234	$1,778	$1,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,128	1,074	1,011
Deferred income taxes	328	209	238
Employee separation costs paid	(27)	(30)	(33)
Long-term casualty and environmental liabilities, net	(55)	(71)	477
Other, net	(267)	(212)	(125)
Changes in current assets and liabilities:
Accounts receivable, net	(215)	(141)	(61)
Change in accounts receivable sales program	—	(350)	25
Materials and supplies	(92)	(57)	(73)
Other current assets	52	13	(123)
Accounts payable and other current liabilities	119	432	267

Net cash provided by operating activities	3,205	2,645	2,603

Investing Activities
Capital expenditures	(2,014)	(1,750)	(1,526)
Other, net	(63)	(271)	(66)

Net cash used for investing activities	(2,077)	(2,021)	(1,592)

Financing Activities
Payments on long-term debt	(467)	(164)	(305)
Net change in intercompany notes receivable and payable	(665)	(758)	(404)
Other, net	—	1	1

Net cash used for financing activities	(1,132)	(921)	(708)

Increase (decrease) in cash and cash equivalents	(4)	(297)	303
Cash and cash equivalents:
Beginning of year	24	321	18

End of year	$20	$24	$321

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$110	$125	$161
Income taxes paid, net of refunds	$1,009	$636	$255
Non-cash asset financing	$109	$68	$104

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder’s Equity

In millions

	Common Stock and Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2003	$6,286	$8,533	$(134)	$14,685
Comprehensive income:
Net income	—	1,000	—	1,000
Minimum pension liability adjustment, net of tax expense of $3	—	—	3	3
Fuel mark-to-market, net of tax expense of $85	—	—	138	138

Total comprehensive income	—	1,000	141	1,141

Balance at December 31, 2004	6,286	9,533	7	15,826
Comprehensive income:
Net income	—	1,778	—	1,778
Minimum pension liability adjustment, net of tax benefit $25	—	—	(39)	(39)
Fuel mark-to-market, net of tax benefit of $12	—	—	(19)	(19)

Total comprehensive income	—	1,778	(58)	1,720

Balance at December 31, 2005	6,286	11,311	(51)	17,546
Comprehensive income:
Net income	—	2,234	—	2,234
Minimum pension liability adjustment, net of tax expense of $24	—	—	40	40
Fuel/interest hedge mark-to-market and other items, net of tax benefit of $125	—	—	(199)	(199)

Total comprehensive income	—	2,234	(159)	2,075

Adjustment to initially apply SFAS No. 158, net of tax benefit of $48	—	—	(76)	(76)

Balance at December 31, 2006	$6,286	$13,545	$(286)	$19,545

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON NORTHERN SANTA FE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. The Company

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 38 percent, 25 percent, 20 percent and 17 percent, respectively, of total freight revenues for the year ended December 31, 2006.

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

2. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. Since the effective date of FIN 46R of March 31, 2004, the Company has had one minor investment, San Jacinto Rail Limited Partnership, that has been consolidated under FIN 46R (see Note 7 to the Consolidated Financial Statements for additional information regarding the Partnership).

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions are periodically reviewed by management. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

All short-term investments with original maturities of 90 days or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

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

ENVIRONMENTAL LIABILITIES

Liabilities for environmental cleanup costs are initially recorded when BNSF Railway’s liability for environmental cleanup is both probable and reasonably estimable. BNSF Railway utilizes a third-party actuary to assist the Company in estimating substantially all of its environmental liabilities. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. Estimates for these liabilities are undiscounted.

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

STOCK-BASED COMPENSATION

Under various stock incentive plans, BNSF has granted options to BNSF Railway employees to purchase BNSF common stock at a price not less than fair market value at the date of grant. Certain employees of the Company also participate in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF Railway to recognize the cost of employee services received in exchange for BNSF’s equity instruments. Under SFAS No. 123R, BNSF Railway is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF Railway has elected to adopt SFAS No. 123R on a modified prospective basis; accordingly, the financial statements for periods prior to January 1, 2006, do not include compensation cost calculated under the fair value method. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. The Company did, however, record a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to its immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

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

Year ended December 31,	2005	2004
Net income, as reported	$1,778	$1,000
Stock-based employee compensation expense included in reported net income, net of related tax effects	23	19
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42)	(41)

Pro forma net income	$1,759	$978

EMPLOYEE BENEFIT PLANS

BNSF Railway uses a third-party actuary to assist the Company in estimating liabilities and expenses for the pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or retiree health and welfare liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

RECLASSIFICATIONS

Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income or net income.

3. Hedging Activities

The Company uses derivatives to hedge against increases in diesel fuel prices and interest rates. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in cash flows. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate losses due to counterparty nonperformance.

FUEL

Fuel costs represented 24 percent, 20 percent and 15 percent of total operating expenses during 2006, 2005 and 2004, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2006 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $15 million of additional fuel expense on an annual basis.

TOTAL FUEL-HEDGING ACTIVITIES

As of December 31, 2006, BNSF Railway’s total fuel hedging positions covered approximately 7 percent of estimated fuel purchases for 2007. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year ended December 31,	2006	2005	2004
Hedge benefit	$342	$535	$337
Ineffective portion of unexpired hedges	(1)	(4)	1
Tax effect	(131)	(203)	(130)

Hedge benefit, net of tax	$210	$328	$208

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

December 31,	2006	2005
Short-term fuel-hedging asset	$13	$303
Long-term fuel-hedging asset	—	33
Short-term fuel-hedging liability	(2)	—
Ineffective portion of unexpired hedges	1	—
Tax effect	(4)	(129)

Amount included in AOCL, net of tax	$8	$207

Settled fuel-hedging contracts receivable	$37	$143

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

NEW YORK MERCANTILE EXCHANGE (NYMEX) #2 HEATING OIL (HO) HEDGES

As of December 31, 2006, BNSF Railway had entered into fuel swaps and costless collar agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended December 31, 2006, the sum of all such costs averaged approximately 25 cents per gallon.

During 2006, the Company converted approximately 129 million gallons of West Texas Intermediate (WTI) collars into HO swaps at an average price of approximately $0.97 per gallon, all of which expired during 2006. Additionally, during 2006, the Company entered into fuel swap agreements for 2007 utilizing HO to hedge the equivalent of approximately 56 million gallons of fuel at an average price of approximately $2.11 per gallon. During the year, the Company also entered into fuel collar agreements for 2007 utilizing HO to hedge the equivalent of approximately 9 million gallons of fuel at an average floor price of $1.79 per gallon and an average ceiling price of $1.95 per gallon.

The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding at December 31, 2006. As of December 31, 2006, there were no HO hedge positions beyond the fourth quarter of 2007.

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	—	17.85	18.90	18.90	55.65
Average swap price (per gallon)	$—	$2.06	$2.11	$2.17	$2.11
Fair value (in millions)	$—	$(6)	$(5)	$(5)	$(16)

HO Collars
Gallons hedged (in millions)	31.50	9.45	—	—	40.95
Average cap price (per gallon)	$0.93	$1.95	$—	$—	$1.17
Average floor price (per gallon)	$0.86	$1.79	$—	$—	$1.07
Fair value (in millions)	$23	$—	$—	$—	$23

WTI CRUDE OIL HEDGES

In addition, BNSF Railway enters into fuel costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2006, the sum of all such costs averaged approximately 51 cents per gallon.

No additional WTI hedges were entered into during 2006. However, the Company converted approximately 129 million gallons of WTI collars into HO swaps as discussed in the NYMEX #2 HO Hedges section. All of the converted swaps had expired by December 31, 2006.

The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding at December 31, 2006. There are no WTI positions beyond the first quarter of 2007.

	Quarter Ending
2007	March 31,	June 30,	September 30,	December 31,	Annual
WTI Collars
Barrels hedged (in thousands)	150	—	—	—	150
Equivalent gallons hedged (in millions)	6.30	—	—	—	6.30
Average cap price (per barrel)	$33.00	$—	$—	$—	$33.00
Average floor price (per barrel)	$29.00	$—	$—	$—	$29.00
Fair value (in millions)	$4	$—	$—	$—	$4

NYMEX #2 HO REFINING SPREAD HEDGES (HO-WTI)

During 2006, the Company entered into fuel swap agreements utilizing the HO-WTI to hedge the equivalent of approximately 66 million gallons of fuel with an average swap price $10.20 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. No HO-WTI fuel hedges were outstanding as of December 31, 2006.

SUMMARIZED COMPARATIVE PRIOR YEAR INFORMATION

The following table provides summarized comparative information for hedge transactions outstanding as of December 31, 2005.

	December 31,
Year ending,	2006	2007
HO Swaps
Gallons hedged (in millions)	18.90	—
Average swap price (per gallon)	$1.08	$—
Fair value (in millions)	$13	$—

HO Collars
Gallons hedged (in millions)	97.65	31.50
Average cap price (per gallon)	$0.93	$0.93
Average floor price (per gallon)	$0.86	$0.86
Fair value (in millions)	$82	$28

WTI Swaps
Barrels hedged (in thousands)	2,400	—
Equivalent gallons hedged (in millions)	100.80	—
Average swap price (per barrel)	$24.83	$—
Fair value (in millions)	$89	$—

WTI Collars
Barrels hedged (in thousands)	3,900	150
Equivalent gallons hedged (in millions)	163.80	6.30
Average cap price (per barrel)	$30.30	$33.00
Average floor price (per barrel)	$25.84	$29.00
Fair value (in millions)	$123	$5

HO-WTI Swaps
Barrels hedged (in thousands)	1,350	—
Equivalent gallons hedged (in millions)	56.70	—
Average swap price (per barrel)	$15.69	$—
Fair value (in millions)	$(4)	$—

INTEREST RATE

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. The Company uses treasury locks as part of its interest rate risk management strategy.

CASH FLOW INTEREST RATE HEDGES

In anticipation of a future refinancing of several leveraged leases, the Company entered into five treasury locks during 2006 having an aggregate notional amount of $130 million to fix the interest rate inherent in the operating lease payment. These treasury locks are expected to be unwound during 2007, and any gain or loss on these hedges will be amortized to equipment rents over the remaining life of the refinanced operating leases. These transactions are accounted for as cash flow hedges and have a weighted-average locked-in rate of 4.7 percent.

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of unexpired hedges, were less than $1 million at December 31, 2006.

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year ended December 31,	2006	2005	2004
Accounts receivable sale fees	$23	$15	$10
Loss from participation in synthetic fuel partnership	9	14	3
Miscellaneous, net	7	6	(11)

Total	$39	$35	$2

The increase in other expense, net was predominantly due to higher accounts receivable sales fees driven primarily by higher interest rates, partially offset by a decrease in losses on BNSF Railway’s participation in a synthetic fuel partnership.

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits, which reduce the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2006, 2005 and 2004, BNSF Railway received a tax benefit from its participation in the partnership of approximately $11 million, $16 million and $4 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2006, 2005 and 2004, the Company recorded approximately $9 million, $14 million and $3 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF Railway is not the primary beneficiary of the partnership. The Company’s maximum future exposure to loss related to the activities of the synthetic fuel partnership is based upon the actual synthetic fuel produced by the partnership and is estimated to equal approximately $16 million. However, the Company believes that any losses will be more than offset by the synthetic fuel tax credits.

5. Income Taxes

Income tax expense was as follows (in millions):

Year ended December 31,	2006	2005	2004
Current:
Federal	$869	$763	$324
State	114	101	50

Total current	983	864	374

Deferred:
Federal	314	179	217
State	14	30	21

Total deferred	328	209	238

Total	$1,311	$1,073	$612

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.0	3.0
Tax law change	(0.2)	—	—
Synthetic fuel credits	(0.2)	(0.4)	(0.2)
Other, net	(0.1)	—	0.1

Effective tax rate	37.0%	37.6%	37.9%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2006	2005
Deferred tax liabilities:
Depreciation and amortization	$(8,637)	$(8,386)
Hedging	(12)	(137)
Other	(210)	(213)

Total deferred tax liabilities	(8,859)	(8,736)

Deferred tax assets:
Casualty and environmental	313	341
Pension and retiree health and welfare benefits	247	245
Compensation and benefits	157	133
Employee separation costs	39	49
Other	229	275

Total deferred tax assets	985	1,043

Net deferred tax liability	$(7,874)	$(7,693)

Non-current deferred income tax liability	$(8,211)	$(7,896)
Current portion of deferred income taxes	337	203

Net deferred tax liability	$(7,874)	$(7,693)

In accordance with the income allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated liabilities. All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 2002 for BNSF Railway is completed, and protests of the un-agreed issues have been filed and are pending before IRS Appeals. BNSF Railway is currently under examination for years 2003 through 2005. In addition, BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeal or litigation. Due to the capital-intensive nature of BNSF Railway’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2006.

6. Accounts Receivable, Net

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2006, which was comprised of two $350 million, 364-day accounts receivable facilities. BNSF Railway amended these facilities in November 2006, modifying their maturities to November 2007. Outstanding undivided interests held by investors under the A/R sales program were $300 million at December 31, 2006 and 2005. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,030 million and $1,008 million of receivables transferred by SFRC to the master trust at December 31, 2006 and 2005, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s financial statements. The interest that continues to be held by SFRC of $730 million and $708 million at December 31, 2006 and 2005, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at December 31, 2006 and 2005 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $15.8 billion, $13.6 billion and $11.6 billion in 2006, 2005 and 2004, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $23 million, $15 million and $10 million for the years ended December 31, 2006, 2005 and 2004, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.3 percent, 3.3 percent and 1.4 percent for the years ended December 31, 2006, 2005 and 2004, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at December 31, 2006. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2006 and 2005, $26 million and $36 million, respectively, of accounts receivable were greater than 90 days old. BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At December 31, 2006 and 2005, $36 million and $45 million, respectively, of such allowances had been recorded, of which $34 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million and $3 million at December 31, 2006 and 2005, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the years ended December 31, 2006 and 2005, $8 million of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2006, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2006	2005	2006 Depreciation Rates
Land	$1,679	$1,635	—%
Track structure	17,081	16,101	3.3%
Other roadway	11,618	10,925	2.5%
Locomotives	3,341	3,412	5.1%
Freight cars and other equipment	1,941	1,954	5.1%
Computer hardware and software	457	449	13.8%

Total cost	36,117	34,476
Less accumulated depreciation and amortization	(8,491)	(7,976)

Property and equipment, net	$27,626	$26,500

The Consolidated Balance Sheets at December 31, 2006 and 2005, included $1,039 million, net of $409 million of amortization and $1,000 million, net of $372 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $14 million, $13 million and $10 million of interest for the years ended December 31, 2006, 2005 and 2004, respectively.

SAN JACINTO RAIL LIMITED PARTNERSHIP

In 2001, BNSF Railway entered into the San Jacinto Rail Limited Partnership (the Partnership) with subsidiaries of three chemical manufacturing companies. The original purpose of the Partnership was to construct and BNSF Railway to operate a 13-mile rail line to service several chemical and plastics manufacturing facilities in the Houston, Texas area. In the fourth quarter of 2004, BNSF Railway reached an agreement with another carrier for an alternative means of access to the facilities by using the other railroad’s existing line. As consideration for the trackage rights and alternative access rights, BNSF Railway agreed to compensate the other railroad, in lieu of rent, by a combination of cash and waiver of certain payment obligations of the other carrier for future payments related to prospective capital projects to be performed on jointly-operated facilities of BNSF Railway and the other carrier. In January 2005, upon implementation of the terms of this agreement, the Company recorded an intangible asset of $92 million for the trackage rights, amortization of which is estimated to be approximately $3 million per year. In February 2005, the Surface Transportation Board announced its approval of the alternative access by means of trackage rights over the other carrier’s existing lines.

The fair market value of the Partnership’s assets, including land, was approximately $4 million, determined based on comparable sales and existing property listing information on other properties located near the subject properties. As a result of a plan to sell these assets, the Company recorded a pre-tax impairment charge of $24 million in materials and other expense, which reduced net income by $15 million for 2004. Additionally, the short-term debt that was recorded upon consolidation was repaid during the fourth quarter of 2004.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2006	2005
Compensation and benefits payable	$698	$593
Income tax liabilities	374	490
Rents and leases	350	210
Customer incentives	319	297
Accounts payable	269	299
Casualty and environmental liabilities	233	240
Property tax liabilities	132	126
Accrued interest	25	30
Other	520	591

Total	$2,920	$2,876

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2006	2005
Notes and debentures, weighted average rate of 8.8 percent, due 2022	$200	$208
Equipment obligations, weighted average rate of 6.7 percent, due 2007 to 2016	347	413
Capitalized lease obligations, weighted average rate of 6.9 percent, due 2007 to 2023	609	604
Mortgage bonds, weighted average rate of 5.7 percent, due 2007 to 2047	106	384
Financing obligations, weighted average rate of 6.3 percent, due 2013 to 2028	153	153
Unamortized discount and other, net	(27)	(27)

Total	1,388	1,735
Less current portion of long-term debt	(173)	(456)

Long-term debt	$1,215	$1,279

As of December 31, 2006, certain BNSF Railway properties and other assets were subject to liens securing $106 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following tables provide fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2006.

	December 31, 2006
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	2007	2008	2009	2010	2011	Thereafter
Fixed-rate debt (in millions)	$173	$179	$151	$117	$78	$690	$1,388	$779	$835
Average interest rate	7.4%	7.6%	7.2%	6.9%	6.6%	6.9%	7.1%

	December 31, 2005
	Maturity Date						Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	2006	2007	2008	2009	2010	Thereafter
Fixed-rate debt (in millions)	$456	$164	$161	$135	$99	$720	$1,735	$1,131	$1,237
Average interest rate	8.6%	7.9%	7.6%	7.4%	7.2%	6.9%	7.6%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value for both 2005 and 2006.

As described below, excluded from the 2006 and 2005 tables are $35 million and $259 million, respectively, of intercompany notes payable to BNSF.

At December 31, 2006 and 2005, BNSF Railway had $35 million and $259 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2006, BNSF Railway had net repayments of $224 million of variable rate notes. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2006 and 2005, BNSF Railway had $3,317 million and $2,876 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The increase of $441 million in intercompany notes receivable is due to net borrowings by BNSF during 2006. Interest is collected semi-annually on all intercompany notes receivable.

In BNSF Railway’s Consolidated Balance Sheets, the intercompany notes receivable are presented net of the intercompany notes payable discussed above. BNSF Railway had a net intercompany notes receivable balance of $3,282 million and $2,617 million at December 31, 2006 and 2005, respectively.

GUARANTEES

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2006, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount [a]	Remaining Term (in years)	Capitalized Obligations [b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$—
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$89	$89	12	$32
Westside Intermodal Transportation Corporation	0.0%	$42	$65	$—	17	$35
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$20	$—	17	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68	[c]
All other	0.0%	$7	$8	$3	Various	$—

a	Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c	Reflects the FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

KINDER MORGAN ENERGY PARTNERS, L.P.

Santa Fe Pacific Pipelines, Inc., an indirect, wholly-owned subsidiary of BNSF Railway, has a guarantee in connection with its remaining special limited partnership interest in Santa Fe Pacific Pipelines Partners, L.P. (SFPP), a subsidiary of Kinder Morgan Energy Partners, L.P., to be paid only upon default by the partnership. All obligations with respect to the guarantee will cease upon termination of ownership rights, which would occur upon a put notice issued by BNSF Railway or the exercise of the call rights by the general partners of SFPP.

KANSAS CITY TERMINAL INTERMODAL TRANSPORTATION CORPORATION

BNSF Railway and another major railroad jointly and severally guarantee $59 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

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

RESIDUAL VALUE GUARANTEES (RVG)

In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2007 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2006, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

ALL OTHER

As of December 31, 2006, BNSF Railway guaranteed $7 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $7 million of guarantees. These guarantees expire between 2007 and 2013.

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

INDEMNITIES

In the ordinary course of business, BNSF Railway enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events, which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the financial statements. Accordingly, no fair value liability related to indemnities has been recorded in the financial statements.

10. Commitments and Contingencies

LEASE COMMITMENTS

BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2006, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases [a]
2007	$154	$640
2008	146	686
2009	116	621
2010	81	569
2011	41	530
Thereafter	170	4,450

Total	708	$7,496

Less amount representing interest	(99)

Present value of minimum lease payments	$609

a	Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $665 million, $565 million and $496 million for the years ended December 31, 2006, 2005 and 2004, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.”

ASBESTOS

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF Railway employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967 until they were substantially eliminated at BNSF by 1985.

Prior to 2000, claim filings against the Company for asbestos were not numerous and were sporadic. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. The Company believed, however, that the low end of the range of reasonably possible loss, as that term is used in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 14, Reasonable Estimation of the Amount of a Loss, was immaterial. Subsequent to this period, claim filings increased and, when they continued into 2004, the Company concluded that the low end of the range of reasonably possible loss would be material and that an estimate for unasserted asbestos exposure liability needed to be recorded. BNSF Railway then engaged a third party with extensive experience in performing asbestos studies to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim. The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of unasserted claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data.

Based on the assessment, the Company recorded an undiscounted $293 million pre-tax charge for unasserted asbestos claims in the third quarter of 2004. The $293 million pre-tax charge was recorded in materials and other expense and reduced net income by $182 million for the year ended December 31, 2004.

During each of the third quarters of 2006 and 2005, the Company had the third party analyze recent trends to ensure the assumptions utilized in the original September 2004 study were still valid. Based on these reviews, the original study continues to represent a reasonable estimate of BNSF Railway’s future asbestos exposure. Therefore, management recorded no additional expense as a result of these updates. The Company plans to update the study again in the third quarter of 2007. In addition, throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and records adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2006	2005	2004
Beginning balance	$326	$345	$60
Accruals	—	—	308
Payments	(20)	(19)	(23)

Ending balance at December 31,	$306	$326	$345

Of the December 31, 2006 obligation, $251 million was related to unasserted claims while $55 million was related to asserted claims. At December 31, 2006 and 2005, $22 million and $21 million were included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	2006	2005
Claims unresolved at January 1,	2,121	1,926
Claims filed	530	835
Claims settled, dismissed or otherwise resolved	(676)	(640)

Claims unresolved at December 31,	1,975	2,121

Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 55, 75 and 95 percent of the future unasserted asbestos claims will be incurred within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF Railway believes that the $306 million recorded, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

OTHER PERSONAL INJURY

BNSF Railway uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, is immaterial for these other occupational trauma claims.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2006	2005	2004
Beginning balance	$422	$459	$453
Accruals	188	181	194
Payments	(171)	(218)	(188)

Ending balance at December 31,	$439	$422	$459

At December 31, 2006 and 2005, $153 million and $164 million were included in current liabilities, respectively. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	2006	2005
Claims unresolved at January 1,	3,617	4,116
Claims filed	3,516	3,758
Claims settled, dismissed or otherwise resolved	(4,003)	(4,257)

Claims unresolved at December 31,	3,130	3,617

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $550 million. However, BNSF Railway believes that the $439 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF INSURANCE COMPANY

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2006, 2005 and 2004, BNSF Railway paid premiums of $162 million, $157 million and $155 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $162 million, $157 million and $153 million, respectively, in expense related to those premiums. At December 31, 2006 and 2005, unamortized premiums remaining on the Consolidated Balance Sheets were $4 million, respectively. During 2006, 2005 and 2004, BNSF IC made claim payments totaling $130 million, $133 million and $83 million, respectively, for settlement of covered claims.

ENVIRONMENTAL

The Company’s operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulation. BNSF Railway’s operating procedures include practices to protect the environment from the risks inherent in railroad operations, which frequently involve transporting chemicals and other hazardous materials. Additionally, many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. BNSF Railway has been notified that it is a potentially responsible party (PRP) for study and cleanup costs at Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in many instances, is one of several PRPs. In addition, BNSF Railway may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, BNSF Railway may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, BNSF Railway generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on such factors as relative volumetric contribution of material, the amount of time the site was owned or operated and/or the portion of the total site owned or operated by each PRP.

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

During the first half of 2004, the Company experienced a significant increase in expense relating to environmental remediation developments at known sites for which the majority of the contamination occurred decades ago. Because of these and other developments, the Company performed an assessment in 2004 to determine if it was feasible to better estimate developments at its known sites. The Company determined that a third-party actuary had proprietary data that included information from the Environmental Protection Agency (EPA) and other governmental agencies as well as information accumulated from public sources and work performed for other clients. Because of its determination that a better estimate of future development could be made with this data, BNSF Railway engaged this third-party actuary, which has an extensive background in performing various studies for large companies, including environmental matters, to assist BNSF Railway in determining the Company’s potential future environmental exposure at known sites. As a result of this study, the Company revised its estimate of its probable environmental losses and its accrued liabilities.

Consequently, during the third quarter of 2004, BNSF Railway recorded an undiscounted $172 million pre-tax charge related to its change in estimated environmental liabilities on a site-by-site basis. The $172 million pre-tax charge was recorded in materials and other expense and reduced net income by $106 million for 2004. The charge did not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third-party claims on a site-by-site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party claims as of December 31, 2006, is approximately $12 million.

During the third quarter of 2006, the Company obtained an update of this study. Based on the work performed by the third-party actuary during each of the third quarters of 2006 and 2005, management recorded additional expense of approximately $5 million and $12 million, respectively. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The Company’s estimate of ultimate cost for cleanup efforts at its known environmental sites utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the EPA and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 375 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2006	2005	2004
Beginning balance	$370	$385	$199
Accruals	20	33	258
Payments	(72)	(48)	(72)

Ending balance at December 31,	$318	$370	$385

At December 31, 2006 and 2005, $58 million and $55 million were included in current liabilities, respectively. BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2006, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway Sites		Superfund Sites
	2006	2005	2006	2005
Number of sites at January 1,	369	384	20	24
Sites added during the period	23	24	—	—
Sites closed during the period	(17)	(39)	—	(4)

Number of sites at December 31,	375	369	20	20

Liabilities recorded for environmental costs represent BNSF Railway’s best estimate of its probable future obligation for the remediation and settlement of these sites and include both asserted and unasserted claims. Unasserted claims are not a material component of the liability. Although recorded liabilities include BNSF Railway’s best estimate of all probable costs, without reduction for anticipated recoveries from third parties, BNSF Railway’s total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required, evolving environmental laws and regulations, advances in environmental technology, the extent of other parties’ participation in cleanup efforts, developments in ongoing environmental analyses related to sites determined to be contaminated and developments in environmental surveys and studies of contaminated sites.

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $250 million to $475 million. However, BNSF Railway believes that the $318 million recorded at December 31, 2006, is the best estimate of the Company’s future obligation for environmental costs.

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

OTHER CLAIMS AND LITIGATION

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2006	2005	2004
Beginning balance at January 1,	$132	$154	$179
Accruals	2	8	8
Payments	(27)	(30)	(33)

Ending balance at December 31,	$107	$132	$154

Employee separation liabilities of $107 million and $132 million were included in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses were recorded in materials and other in the Consolidated Statements of Income. At December 31, 2006, $21 million of the remaining liabilities were included in current liabilities.

CONDUCTORS, TRAINMEN AND LOCOMOTIVE ENGINEERS

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $98 million and $116 million at December 31, 2006 and 2005, respectively. These costs were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2007 and approximately 2024. In 2006, 2005 and 2004, the Company updated its estimates and recorded additional liabilities of $2 million during each year related to deferred benefits.

CONSOLIDATION OF CLERICAL FUNCTIONS

Liabilities related to the consolidation of clerical functions were $4 million and $10 million at December 31, 2006 and 2005, respectively, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. During 2005, BNSF Railway recorded other liabilities of approximately $5 million primarily related to a voluntary severance program for certain union employees. The July 2004 separation program affected approximately 40 employees and resulted in accrued severance costs of approximately $4 million. Reductions related to the July 2004 separation program were substantially completed by December 31, 2004.

OTHER EMPLOYEE SEPARATION COSTS

Other employee separation cost liabilities were $5 million and $6 million at December 31, 2006 and 2005, respectively, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees. Also included in the other separation cost accrual is an estimate for the remaining payments to be made to other union employees as a result of a relocation program initiated in 2005 for which a $1 million accrual was recorded. As of December 31, 2006, the remaining liability balance related to this relocation program was insignificant as the program is substantially complete. Additionally, during 2004, the Company recorded a liability of approximately $2 million primarily related to a voluntary severance program for certain union employees.

12. Employee Benefit Plans

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

Certain salaried employees of BNSF Railway that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. This postretirement benefit plan, referred to as the retiree health and welfare plan, is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF Railway’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. As a result, effective December 31, 2006, the Company began recognizing actuarial gains and losses and prior service costs, for which recognition had been deferred under the previous guidance as a component of other comprehensive loss, net of tax, until these costs are included in net cost. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007, and then remeasured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007, that will cover the period until the fiscal year-end measurement is required on December 31, 2008. As the Company currently uses a measurement date of September 30, it is currently evaluating which measurement transition alternative it will use.

The following tables show the incremental effect of applying SFAS No. 158 to both the Company’s pension and retiree health and welfare plans on individual line items in the Consolidated Balance Sheet as of December 31, 2006 (in millions):

	Pension and Retiree Health and Welfare Benefits
	Balances Prior to Adoption of SFAS No. 158 and the Minimum Liability Adjustment	Minimum Liability Adjustment	Balances Prior to Adoption of SFAS No. 158	SFAS No. 158 Adoption Adjustments	Ending Balances After Adoption of SFAS No. 158
Pension asset	156	—	156	(156)	—

Total assets	34,971	—	34,971	(156)	34,815

Pension liability	52	—	52	(52)	—
Additional minimum pension liability	417	(64)	353	(353)	—
Liability for retiree health and welfare benefits	257	—	257	(257)	—
Pension and retiree health and welfare liability	—	—	—	630	630
Deferred income taxes	8,235	24	8,259	(48)	8,211

Total liabilities	15,390	(40)	15,350	(80)	15,270

AOCL	(250)	40	(210)	(76)	(286)

Total stockholder’s equity	19,581	40	19,621	(76)	19,545

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2006	2005	2004	2006	2005	2004
Service cost	$25	$20	$19	$3	$2	$3
Interest cost	94	95	97	15	17	20
Expected return on plan assets	(97)	(102)	(113)	—	—	—
Actuarial loss	46	25	12	3	—	5
Net amortization and deferred amounts	—	—	—	(7)	(8)	(4)

Net cost recognized	$68	$38	$15	$14	$11	$24

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Benefit Obligation	2006	2005	2006	2005
Benefit obligation at beginning of period	$1,858	$1,710	$295	$299
Service cost	25	20	3	2
Interest cost	94	95	15	17
Plan participants’ contributions	—	—	8	8
Actuarial loss (gain)	(18)	156	19	(1)
Medicare subsidy	—	—	1	—
Benefits paid	(129)	(123)	(30)	(30)

Projected benefit obligation at end of period	1,830	1,858	311	295
Component representing future salary increases	(76)	(105)	—	—

Accumulated benefit obligation at end of period	$1,754	$1,753	$311	$295

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at September 30, 2006 and 2005.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Plan Assets	2006	2005	2006	2005
Fair value of plan assets at beginning of period	$1,347	$1,276	$—	$—
Actual return on plan assets	126	176	—	—
Employer contribution	50	18	21	22
Plan participants’ contributions	—	—	8	8
Medicare subsidy	—	—	1	—
Benefits paid	(129)	(123)	(30)	(30)

Fair value of plan assets at measurement date	$1,394	$1,347	$—	$—
Adjustment for fourth quarter contribution	$111	$45	$6	$5

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2006	2005	2006	2005
Funded status (plan assets less projected benefit obligations)	$(325)	$(466)	$(305)	$(290)

Of the combined pension and retiree health and welfare benefits liability of $630 million recognized as of December 31, 2006, $26 million was included in other current liabilities.

Prior to December 31, 2006, actuarial gains and losses and prior service costs were not recognized in the Company’s Consolidated Balance Sheets, but were only included in the footnote disclosures. Beginning on December 31, 2006, upon adoption of SFAS No. 158, the Company began recognizing these costs in the Consolidated Balance Sheet through an adjustment to AOCL. Beginning in 2007, the Company will recognize actuarial gains and losses and prior service costs in AOCL as they arise. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2006	2005	2004	2006	2005	2004
Balance at January 1,	$417	$353	$359	$—	$—	$—
Increase (decrease) in minimum liability included in other comprehensive loss prior to adoption of SFAS No. 158	(64)	64	(6)	—	—	—
SFAS No. 158 adoption adjustment	76	—	—	48	—	—

Balance at December 31,	$429	$417	$353	$48	$—	$—

The estimated net actuarial loss and prior service credit for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $38 million and less than $1 million, respectively. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $6 million and $8 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits	Retiree Health and Welfare Benefits
	2006	2006
Net actuarial loss	$430	$77
Prior service cost	(1)	(29)

Pre-tax amount recognized in AOCL at December 31,	429	48

After-tax amount recognized in AOCL at December 31,	$264	$29

The following tables show the amounts recognized in the Consolidated Balance Sheet and a reconciliation of the funded status of the plans with amounts recorded in the Consolidated Balance Sheets for periods prior to the adoption of SFAS No. 158 (in millions):

	Pension Benefits	Retiree Health and Welfare Benefits
December 31,	2005	2005
Accrued benefit cost	$(361)	$(265)
AOCL	417	—

Net amount recognized	$56	$(265)

	Pension Benefits	Retiree Health and Welfare Benefits
December 31,	2005	2005
Fair value of plan assets as of September 30	$1,347	$—
Benefit obligations as of September 30	1,858	295

Funded status (plan assets less benefit obligations)	(511)	(295)
Amounts not recognized:
Unrecognized net loss	524	61
Unrecognized prior service cost	(2)	(36)
Adjustment for fourth quarter contribution	45	5

Net amount recognized as of December 31,	$56	$(265)

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF Railway considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management.

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits			Retiree Health and Welfare Benefits
Assumptions used to determine net cost for fiscal years ended December 31,	2006	2005	2004	2006	2005	2004
Discount rate	5.25%	5.75%	6.00%	5.25%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	—%	—%	—%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions used to determine benefit obligations at September 30,	2006	2005	2006	2005
Discount rate	5.50%	5.25%	5.50%	5.25%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%

The following table presents assumed health care cost trend rates:

December 31,	2006	2005	2004
Assumed health care cost trend rate for next year	10.00%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total service and interest cost	$2	$(1)
Effect on post retirement benefit obligation	$25	$(21)

The qualified BNSF Retirement Plan asset allocation at September 30, 2006 and 2005 and the target allocation for 2006 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets at September 30,
Plan Asset Allocation	2006	2006	2005
Equity Securities	45 – 75%	63%	64%
Fixed Income Securities	20 – 40%	28	28
Real Estate	5 – 15%	9	8

Total		100%	100%

The general investment objective of the BNSF Retirement Plan is to grow the plan assets in relation to the plan liabilities while prudently managing the risk of a decrease in the plan’s assets relative to those liabilities. To meet this objective, the Company’s management has adopted the above asset allocation ranges. This allows flexibility to accommodate market changes in the asset classes within defined parameters.

In the fourth quarter of 2006, the Company made a required contribution of $2 million to the BNSF Supplemental Retirement Plan and a voluntarily contribution of $109 million to the BNSF Retirement Plan. The Company is not required to make any contributions to the BNSF Retirement Plan in 2007. Additionally, the Company expects to make benefit payments in 2007 of approximately $6 million and $23 million from its non-qualified defined benefit and retiree health and welfare plans, respectively. The following table shows expected benefit payments from these defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments [a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy
2007	$128	$23	$(2)
2008	129	24	(2)
2009	131	25	(2)
2010	133	25	(3)
2011	134	26	(3)
2012-2016	688	134	(15)

a	Primarily consists of Qualified Defined Benefit Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

DEFINED CONTRIBUTION PLANS

BNSF and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. The Company matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. The Company’s

401(k) matching expense was $28 million, $20 million and $17 million in 2006, 2005 and 2004, respectively.

OTHER

Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $44 million, $43 million and $33 million, in 2006, 2005 and 2004, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

13. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $1,009 million, $636 million and $255 million during 2006, 2005 and 2004, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $87 million and a net intercompany payable balance of $29 million at December 31, 2006 and 2005, respectively, which are reflected in accounts receivable and accounts payable in the respective Consolidated Balance Sheet. Net intercompany receivable or payable balances are settled in the ordinary course of business.

At December 31, 2006 and 2005, BNSF Railway had $35 million and $259 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2006, BNSF Railway had repayments of $226 million of variable rate notes, partially offset by $2 million of additional borrowings. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At December 31, 2006 and 2005, BNSF Railway had $3,317 million and $2,876 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $441 million increase in intercompany notes receivable is due to $1,111 million of repayments from BNSF, offset by additional borrowings by BNSF of $1,552 million during 2006. Interest is collected semi-annually on all intercompany notes receivable. The intercompany notes receivable are presented in the Consolidated Balance Sheets net of the intercompany notes payable discussed above. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly-owned non-rail subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $38 million, $26 million and $3 million for the years ended December 31, 2006, 2005 and 2004, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $37 million, $25 million and $19 million for the years ended December 31, 2006, 2005 and 2004.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has other long-term incentive plans to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. See Notes 2 and 14 for additional information regarding compensation expense recorded for stock incentive plans.

14. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 12 million common shares were available for future grant at December 31, 2006.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 500,000 common shares were available for future grant at December 31, 2006.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2006	2005	2004
Weighted average expected life (years)	4.5	4.5	3.9
Weighted average expected volatility	24.0%	24.0%	26.1%
Weighted average dividend per share	$0.81	$0.69	$0.61
Weighted average risk free interest rate	4.76%	3.75%	3.45%
Weighted average fair value of options granted per share	$20.51	$11.33	$7.03

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

A summary of the status of stock options as of, and for the year ended December 31, 2006, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2006	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at beginning of year	18,281	$32.45
Granted	1,719	79.83
Exercised	(4,763)	30.49
Cancelled	(177)	41.27

Balance at end of year	15,060	$38.37	5.15	$535

Options exercisable at year end	11,629	$32.30	4.19	$484

The total intrinsic value of options exercised was $222 million, $232 million and $140 million for the years ended December 31, 2006, 2005 and 2004, respectively.

OTHER INCENTIVE PROGRAMS

BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2006, is presented below (shares in thousands):

Year ended December 31, 2006	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at beginning of year	1,464	$34.80	550	$41.99	1,127	$38.47	70	$37.27	3,211	$37.38
Granted	319	79.88	235	80.17	66	81.31	13	81.31	633	80.16
Vested	(490)	28.44	(2)	40.89	(313)	25.74	(19)	25.38	(824)	27.37
Cancelled	(26)	45.64	(18)	50.34	(19)	47.70	—	—	(63)	47.65

Balance at end of year	1,267	$48.40	765	$53.50	861	$46.19	64	$49.79	2,957	$49.10

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2005 and 2004, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program
Year ended December 31, 2005	$49.23	$49.21	$47.58	$46.91
Year ended December 31, 2004	$32.72	$32.72	$31.97	$31.84

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2006, 2005 and 2004, is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Year ended December 31, 2006	$42	$—	$25	$1	$68
Year ended December 31, 2005	$44	$11	$8	$1	$64
Year ended December 31, 2004	$22	$—	$5	$—	$27

Time-based awards are granted to senior managers within BNSF Railway primarily as a retention tool and to encourage ownership in BNSF. They generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

Performance-based awards are granted to senior managers within BNSF Railway to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment.

Additionally, related to the 2006 and 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2009 and 2008 contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 235,000 and 316,000 shares, respectively.

Certain employees were eligible to exchange through the Burlington Northern Santa Fe Incentive Bonus Stock Program the cash payment of their bonus for grants of restricted stock. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

Certain other salaried employees may participate in the BNSF Discounted Stock Purchase Program and use their bonus to purchase BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2006	2005	2004
Compensation cost	$72	$37	$31
Income tax benefit	(25)	(14)	(12)

Total	$47	$23	$19

Compensation cost capitalized	$6	$3	$2

At December 31, 2006, there was $109 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.38 years.

15. Accounting Pronouncements

In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. Under the previous guidance, four alternative methods of accounting for planned major maintenance activities were permitted. However, with the issuance of this FSP, the accrue-in-advance method of accounting for planned major maintenance activities will no longer be allowed, effective the first fiscal year beginning after December 15, 2006. The Company currently uses the accrue-in-advance method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Beginning on January 1, 2007, the Company will transition to the deferral method and will apply this change retrospectively for all financial statements presented. Correspondingly, BNSF Railway will eliminate the liability recorded from the accrue-in-advance methodology and establish an asset for overhauls that have been performed. Prospectively, the asset will be amortized to expense until the next overhaul or the end of the lease, whichever is first, typically between 6 and 8 years. The offset will result in an increase of approximately $125 million to the 2005 opening retained earnings balance. Net income for the years ended December 31, 2006 and 2005 is expected to increase as compared with amounts currently presented by approximately $2 million and $3 million, respectively.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The provisions of FIN 48 are effective beginning January 1, 2007. The impact of the Company’s reassessment of its tax positions in accordance with the requirements of FIN 48 is expected to be immaterial; however, the Company is awaiting additional guidance expected to be issued in March 2007.

See also Note 12 to the Consolidated Financial Statements for information regarding the adoption of SFAS No. 158.

16. Quarterly Financial Data–Unaudited

Dollars in millions	Fourth [a]	Third	Second	First
2006
Revenues	$3,841	$3,887	$3,657	$3,426
Operating income	$946	$918	$875	$796
Net income	$617	$572	$556	$489

2005
Revenues	$3,507	$3,280	$3,106	$2,953
Operating income	$801	$777	$713	$637
Net income	$496	$476	$427	$379

a	2005 operating income and net income include an impairment charge related to an agreement to sell certain line segments to the State of New Mexico of $71 million pre-tax or $44 million net of tax.

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

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services

BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant’s principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accounting fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading “Item 2: Appointment of Independent Auditor; Independent Auditor Fees” in BNSF’s proxy statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

BNSF RAILWAY COMPANY

Dated: February 16, 2007	By:	/s/ Matthew K. Rose
Matthew K. Rose
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

SIGNATURE	TITLE

/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer (Principal Executive Officer), and Director
Matthew K. Rose

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer (Principal Financial Officer), and Director
Thomas N. Hund

/s/ Paul W. Bischler	Vice President and Controller (Principal Accounting Officer)
Paul W. Bischler

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ Jeffrey R. Moreland	Director
Jeffrey R. Moreland

/s/ John Lanigan	Director
John Lanigan

/s/ Roger Nober	Director
Roger Nober

Dated: February 16, 2007

S-1

BNSF Railway Company and Subsidiaries - Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of BNSF Railway Company effective January 17, 2005. Incorporated by reference to BNSF Railway Company’s Report on Form 10-Q for the quarter ended June 30, 2005.

3.2	By-Laws of BNSF Railway Company, as amended August 30, 2005. Incorporated by reference to Exhibit 3.1 to BNSF Railway Company’s Report on Form 10-Q for the quarter ended September 30, 2005.

4.1	BNSF Railway is not filing any instruments evidencing indebtedness because the total amount of securities authorized under any single such instrument does not exceed ten percent of BNSF Railway’s total assets. Copies of any such material instruments will be furnished to the SEC upon request.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Principal Executive Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Principal Financial Officer’s Certifications Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification Pursuant to Rule 13a-14(b) and 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

E-1