Form 10-Q
period 2007-03-31
BNSF RAILWAY CO
filed 2007-04-26
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                                             to

Commixssion file number     1-6324

BNSF RAILWAY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-6034000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 Lou Menk Drive
Fort Worth, Texas
(Address of principal executive offices)

76131-2830
(Zip Code)

(800) 795-2673
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in
Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at April 16, 2007
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

Three Months Ended March 31,	2007	2006
		(As Adjusted)[a]

Revenues	$3,601	$3,426

Operating expenses:
Compensation and benefits	927	915
Fuel	652	561
Purchased services	500	466
Depreciation and amortization	307	289
Equipment rents	232	231
Materials and other	280	167
Total operating expenses	2,898	2,629
Operating income	703	797
Interest expense	21	32
Interest income, related parties	(49)	(33)
Other expense, net	8	8

Income before income taxes	723	790
Income tax expense	279	301
Net income	$444	$489

a Prior year numbers have been adjusted for the retrospective adoption of FASB Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31,	December 31,
	2007	2006
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$24	$20
Accounts receivable, net	511	871
Materials and supplies	506	488
Current portion of deferred income taxes	339	337
Other current assets	421	285
Total current assets	1,801	2,001

Property and equipment, net	28,146	27,871
Other assets	2,109	1,815
Intercompany notes receivable	3,295	3,317
Total assets	$35,351	$35,004

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,762	$2,920
Long-term debt due within one year	184	173
Total current liabilities	2,946	3,093

Long-term debt and commercial paper	1,177	1,215
Deferred income taxes	8,243	8,293
Casualty and environmental liabilities	872	830
Pension and retiree health and welfare liability	614	604
Employee separation costs	83	86
Other liabilities	1,280	1,171
Intercompany notes payable	35	35
Total liabilities	15,250	15,327
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder's equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	14,108	13,677
Accumulated other comprehensive loss	(293)	(286)
Total stockholder's equity	20,101	19,677
Total liabilities and stockholder's equity	$35,351	$35,004

a Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

Three Months Ended March 31,	2007	2006
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$444	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	289
Deferred income taxes	66	66
Employee separation costs paid	(6)	(6)
Long-term casualty and environmental liabilities, net	42	(18)
Other, net	5	(23)
Changes in current assets and liabilities:
Accounts receivable, net	60	(147)
Change in accounts receivable sales program	300	150
Materials and supplies	(18)	(38)
Other current assets	(149)	(79)
Accounts payable and other current liabilities	(182)	(229)
Net cash provided by operating activities	869	454
INVESTING ACTIVITIES
Capital expenditures	(578)	(455)
Net decrease in intercompany notes receivable	22	576
Other, net	(265)	(296)
Net cash used for investing activities	(821)	(175)
FINANCING ACTIVITIES
Payments on long-term debt	(44)	(57)
Net decrease in intercompany notes payable	–	(226)
Net cash used for financing activities	(44)	(283)
Increase (decrease) in cash and cash equivalents	4	(4)
Cash and cash equivalents:
Beginning of period	20	24
End of period	$24	$20
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$23	$24
Income taxes paid, net of refunds	$254	$300
Non-cash asset financing	$15	$14

a Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2006, as adjusted	$6,286	$13,677	[a]	$(286)	$19,677 [a]
Adjustment for the adoption of FASB Interpretation No. (FIN) 48	–	(13)		–	(13)
Comprehensive income:
Net income	–	444		–	444
Loss on derivative instruments and other items, net of tax benefit of $4	–	–		(7)	(7)
Total comprehensive income					437
Balance at March 31, 2007	$6,286	$14,108		$(293)	$20,101

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

        BNSF RAILWAY COMPANY and SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively, BNSF Railway or Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2007, and the results of operations for the three-month periods ended March 31, 2007 and 2006.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income except as discussed below.

Adoption of New Accounting Pronouncements

Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Previously, the Company used the accrue-in-advance method of accounting for these planned major maintenance activities; however, under FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all periods presented. Accordingly, BNSF Railway has eliminated the asset and liability recorded from the accrue-in-advance methodology and established an asset for overhauls that have been performed. This asset will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever is first, typically between six and eight years. The effects of these adjustments were as follows (in millions):

Consolidated Statement of Income Three Months Ended, March 31, 2006	As Reported		Impact of Adjustment	As Adjusted
Depreciation and amortization	$277		$12	$289
Materials and other	180	[a]	(13)	167
Total operating expenses	2,630		(1)	2,629
Operating income	796		1	797
Income before income taxes	789		1	790

Income tax expense	300		1	301
Net income	$489		$–	$489
                           a Comparative prior period amounts have been reclassified to conform to the current presentation.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Consolidated Balance Sheet December 31, 2006	As Reported		Impact of Adjustment	As Adjusted
Property and equipment, net	$27,626		$245	$27,871
Other assets	1,906		(91)	1,815
Total assets	34,850	[a]	154	35,004

Deferred income taxes	8,211		82	8,293
Other liabilities	1,231		(60)	1,171
Total liabilities	15,305	[a]	22	15,327

Retained earnings	13,545		132	13,677
Total stockholder's equity	19,545		132	19,677
Total liabilities and stockholder's equity	$34,850	[a]	$154	$35,004

Consolidated Statement of Cash Flows Three Months Ended, March 31, 2006	As Reported		Impact of Adjustment	As Adjusted
Depreciation and amortization	$277		$12	$289
Deferred income taxes	65		1	66
Operating activities other, net	(28)		5	(23)
Net cash provided by operating activities	436		18	454

Investing activities other, net	(278)		(18)	(296)
Net cash used for investing activities	$(157)	[a]	$(18)	$(175)
          a Comparative prior period amounts have been reclassified to conform to the current presentation.

The effects of the adjustments on years prior to fiscal 2006 resulted in an adjustment to increase stockholder's equity as of January 1, 2006 by $130 million.

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million (for additional information see Note 8 to the Consolidated Financial Statements).

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2.  Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices and interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in cash flows. Any change in fair value of the cash flow hedges resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel and interest rate hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance.

Fuel

 Fuel costs represented 22 percent and 21 percent of total operating expenses during the three month periods ended March 31, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis.

Total Fuel-Hedging Activities

As of March 31, 2007, BNSF Railway’s total fuel hedging positions covered approximately 6 percent, 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for the remainder of 2007, 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Hedge benefit	$27	$107
Ineffective portion of open hedges	(1)	–
Tax effect	(10)	(41)
Hedge benefit, net of tax	$16	$66

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2007	2006
Short-term fuel-hedging asset	$–	$13
Long-term fuel-hedging asset	6	–
Short-term fuel-hedging liability	(7)	(2)
Ineffective portion of open hedges	2	1
Tax effect	–	(4)
Amount included in AOCL, net of tax	$1	$8

Settled fuel-hedging contracts receivable	$27	$37

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values of costless collars are calculated and provided by the corresponding counterparties.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of March 31, 2007, BNSF Railway had entered into fuel swaps and costless collar agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended March 31, 2007, the sum of all such costs averaged approximately 27 cents per gallon.

No additional HO hedges were entered into during the first three months of 2007. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2007. As of March 31, 2007, there were no HO hedge positions beyond the fourth quarter of 2007.

	Quarter Ending
2007	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	17.85	18.90	18.90	55.65
Average swap price (per gallon)	$2.06	$2.11	$2.17	$2.11
Fair value (in millions)	$(3)	$(3)	$(3)	$(9)
HO Collars
Gallons hedged (in millions)	9.45	–	–	9.45
Average cap price (per gallon)	$1.95	$–	$–	$1.95
Average floor price (per gallon)	$1.79	$–	$–	$1.79
Fair value (in millions)	$–	$–	$–	$–

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2007, the sum of all such costs averaged approximately 54 cents per gallon.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first quarter of 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.12 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$2	$2	$1	$1	$6

	Quarter Ending
2009	March 31,		June 30,		September 30,		December 31,		Total
WTI Swaps
Barrels hedged (in thousands)		100		100		100		70	370
Equivalent gallons hedged (in millions)		4.20		4.20		4.20		2.94	15.54
Average swap price (per barrel)		$65.10		$65.10		$65.10		$65.00	$65.08
Fair value (in millions)	$	<1	$	<1	$	<1	$	<1	$2

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	70	–	–	–	70
Equivalent gallons hedged (in millions)	2.94	–	–	–	2.94
Average swap price (per barrel)	$64.80	$–	$–	$–	$64.80
Fair value (in millions)	$–	$–	$–	$–	$–

  Interest Rate

    From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases. The Company uses treasury locks as part of its interest rate risk management strategy.

  Cash Flow Interest Rate Hedges

    In anticipation of a future refinancing of several leveraged leases, the Company entered into six treasury locks having an aggregate notional amount of $147 million to fix the interest rate inherent in the operating lease payments. These treasury locks are expected to be unwound during 2007, and any gain or loss on these hedges will be amortized to equipment rents over the remaining life of the refinanced operating leases. These transactions are accounted for as cash flow hedges.

    BNSF Railway’s measurement of treasury locks is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. The amounts recorded in the Consolidated Balance Sheet for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were less than $1 million at March 31, 2007.

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2007, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in November 2007. Outstanding undivided interests held by investors under the A/R sales program were $600 million and $300 million at March 31, 2007 and December 31, 2006, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,024 million and $1,030 million at March 31, 2007 and December 31, 2006, respectively, of receivables transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s financial statements. The interest that continues to be held by SFRC of $424 million and $730 million at March 31, 2007 and December 31, 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $600 million and $300 million at March 31, 2007 and December 31, 2006, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

    BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $4.0 billion and $3.7 billion for the three months ended March 31, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $6 million and $4 million for the three months ended March 31, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent and 4.6 percent in the three months ended March 31, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

   The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at March 31, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

    Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2007 and December 31, 2006, $24 million and $26 million, respectively, of accounts receivable were greater than 90 days old. BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2007 and December 31, 2006, $33 million and $36 million, respectively, of such allowances had been recorded, of which $29 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $4 million and $2 million at March 31, 2007 and December 31, 2006, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the three months ended March 31, 2007 and 2006, $2 million of accounts receivable were written off.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2007, BNSF Railway was in compliance with these provisions.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.  Debt

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount	[a]	Remaining Term (in years)	Capitalized Obligations	[b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$87	$87		11	$32
Westside Intermodal Transportation Corporation	0.0%	$42	$65	$–		16	$34
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$20	$–		16	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271		Various	$68	[c]
All other	0.0%	$7	$8	$3		Various	$–

a Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c Reflects FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2007, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All other

As of March 31, 2007, BNSF Railway guaranteed $7 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $7 million of guarantees. These guarantees expire between 2007 and 2013.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments for non-insured losses are classified as materials and other in the Consolidated Statements of Income. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.”

Asbestos

The Company is party to a number of personal injury claims by employees and non-employees who may have been exposed to asbestos. The heaviest exposure for BNSF Railway employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the years of 1950 and 1967. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967 until they were substantially eliminated at BNSF Railway by 1985.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$306	$326
Accruals	–	–
Payments	(5)	(4)
Ending balance at March 31,	$301	$322

Of the March 31, 2007 obligation, $247 million was related to unasserted claims while $54 million was related to asserted claims. At March 31, 2007, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended March 31,
	2007	2006
Claims unresolved at beginning of period	1,975	2,121
Claims filed	139	211
Claims settled, dismissed or otherwise resolved	(173)	(179)
Ending balance at March 31,	1,941	2,153

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF Railway believes that the $301 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury

BNSF Railway uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. These estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. These actuarial estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of Loss, is immaterial for these other occupational trauma claims.

BNSF Railway obtains quarterly actuarial updates for other personal injury liabilities and monitors actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$439	$422
Accruals	47	49
Payments	(52)	(39)
Ending balance at March 31,	$434	$432

At March 31, 2007, $154 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:
	Three Months Ended March 31,
	2007	2006
Claims unresolved at beginning of period	3,130	3,617
Claims filed	921	876
Claims settled, dismissed or otherwise resolved	(829)	(957)
Ending balance at March 31,	3,222	3,536

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $550 million. However, BNSF Railway believes that the $434 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2007 and 2006, BNSF Railway paid premiums of $146 million and $143 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $41 million and $40 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2007, unamortized premiums remaining on the Consolidated Balance Sheet were $109 million. During the three months ended March 31, 2007 and 2006, BNSF IC made claim payments totaling $43 million and $30 million, respectively, for settlement of covered claims.

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

BNSF Railway engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites. The actuary utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

Based on the work performed by the third-party actuary during the third quarter of 2006, management recorded additional expense of approximately $5 million. The Company plans to update the study again in the third quarter of 2007. However, on a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of participation in, and the ability to pay for, cleanup of other PRPs. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

Annual studies do not include (i) contaminated sites of which the Company is not aware, or (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party claims as of March 31, 2007, is approximately $11 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 368 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$318	$370
Accruals	67	(2)
Payments	(15)	(22)
Ending balance at March 31,	$370	$346

At March 31, 2007, $58 million was included in current liabilities. In the first quarter of 2007, the Company recorded an approximate $65 million pre-tax charge due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2007, will be paid over the next ten years, and no individual site is considered to be material.

    The following table summarizes the environmental sites:

	Three Months Ended March 31,
	BNSF Railway Sites		Superfund Sites
	2007	2006	2007	2006
Number of sites at beginning of period	375	369	20	20
Sites added during the period	5	8	–	–
Sites closed during the period	(12)	(3)	–	–
Number of sites at March 31,	368	374	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF Railway believes that the $370 million recorded at March 31, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

6.  Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Beginning balance at January 1,	$107	$132
Accruals	2	–
Payments	(6)	(6)
Ending balance at March 31,	$103	$126

Employee separation liabilities of $103 million were included in the Consolidated Balance Sheet at March 31, 2007, and principally represent the following: (i) deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2007, $20 million of the remaining liabilities were included in current liabilities.

Conductors, Trainmen and Locomotive Engineers

Liabilities related to deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were $97 million at March 31, 2007. These costs were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The remaining costs will be paid between 2007 and approximately 2024. During the first quarter of 2007, the Company updated its estimate and recorded an additional liability of $2 million related to deferred benefits.

Consolidation of Clerical Functions

Liabilities related to the consolidation of clerical functions were $3 million at March 31, 2007, and primarily provide for separation programs announced in 2003, 2004 and 2005 and severance costs associated with the clerical consolidation plan adopted in 1995 upon the Merger. The remaining costs will be paid between 2007 and approximately 2011.

Other Employee Separation Costs

    Other employee separation cost liabilities were $3 million at March 31, 2007, and principally relate to certain remaining non-union employee severances resulting from the fourth quarter 2001 workforce reduction and the Merger. These costs will be paid over the next several years based on deferral elections made by the affected employees.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. Under the first approach, plan assets are measured on September 30, 2007 and then re-measured on January 1, 2008. Under the alternative approach, a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008. As the Company currently uses a measurement date prior to the Company’s fiscal year-end, it is currently evaluating which measurement transition alternative it will use.

Components of the net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$6	$6	$1	$1
Interest cost	24	24	4	3
Expected return on plan assets	(26)	(24)	–	–
Loss component	9	11	1	1
Prior service credit component	–	–	(2)	(2)
Net periodic benefit cost	$13	$17	$4	$3

8.    Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at January 1, 2007 was $87 million, of which $76 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however BNSF Railway does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $37 million and $6 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF Railway is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 for BNSF Railway is completed and protests of the un-agreed issues have been filed with IRS Appeals. BNSF Railway is currently under examination for years 2003 through 2005.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. BNSF Railway and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

BNSF RAILWAY COMPANY and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $254 million and $300 million during the first three months of 2007 and 2006, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $114 million and $87 million at March 31, 2007 and December 31, 2006, respectively, which are reflected in accounts receivable in the respective Consolidated Balance Sheet. Net intercompany receivable balances are settled in the ordinary course of business.

At March 31, 2007 and December 31, 2006, BNSF Railway had $35 million of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first three months of 2007, BNSF Railway had no additional repayments or borrowings of variable rate notes. Repayments and borrowings on the intercompany notes payable are reflected as financing activities in the Consolidated Statements of Cash Flows. Proceeds from borrowings are primarily used to fund capital expenditures and other investing activities. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At March 31, 2007 and December 31, 2006, BNSF Railway had $3,295 million and $3,317 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $22 million decrease in intercompany notes receivable is due to $347 million of repayments from BNSF offset by additional borrowings of $325 million during the first three months of 2007. During the first quarter of 2007, the Company revised its classification of repayments and borrowings on the intercompany notes receivable from its parent in the Consolidated Statement of Cash Flows to an appropriate classification as investing activities rather than financing activities, as previously reported. For the three months ended March 31, 2006, the revision of $576 million decreased investing activities and increased cash used for financing activities. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $7 million and $10 million for the three months ended March 31, 2007 and 2006, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $9 million for each of the three month periods ended March 31, 2007 and 2006.

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (“BNSF Railway” or the “Company”) as of March 31, 2007, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2007 and 2006 and the consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2007, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying consolidated financial statements, the Company changed its method of accounting for planned major maintenance activities. The accompanying December 31, 2006 consolidated balance sheet reflects this change. We have not audited the accompanying December 31, 2006 consolidated balance sheet.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 25, 2007

Item 2.    Management’s Narrative Analysis of Results of Operations.

    Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006

Revenues

The following table presents BNSF Railway’s revenue information by business group for the three months ended March 31, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$1,312	$1,250	1,276	1,286	$1,028	$972
Industrial Products	845	841	390	411	2,167	2,046
Coal	760	680	594	582	1,279	1,168
Agricultural Products	625	597	247	242	2,530	2,467
Total Freight Revenues	3,542	3,368	2,507	2,521	$1,413	$1,336
Other Revenues	59	58
Total Operating Revenues	$3,601	$3,426

Freight revenues for the first quarter of 2007 were $3,542 million, up 5 percent compared with the same 2006 period, on relatively flat volumes. Freight revenues included approximately $380 million in fuel surcharges compared with approximately $350 million in the prior year. Average revenue per car/unit was up 6 percent in the first quarter of 2007 from the first quarter of 2006 primarily due to improved pricing as well as fuel surcharges.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,312 million for the first quarter of 2007 were $62 million, or 5 percent, greater than the first quarter of 2006. The increase in average revenue per unit of 6 percent was primarily related to rate increases and slightly higher fuel surcharges as compared with the first quarter of 2006.

Industrial Products

Industrial Products’ freight business consists of five business areas: building products, construction products, petroleum products, chemicals and plastic products and food and beverages.

    Industrial Products revenues of $845 million remained relatively flat for the first quarter of 2007 as compared with the first quarter of 2006, due to strong demand for petroleum and chemicals and plastic products, which were offset by weakness in the housing market. The 6-percent increase in average revenue per unit was the result of rate increases and slightly higher fuel surcharges.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $760 million for the first quarter of 2007 increased $80 million, or 12 percent, compared with the same period a year ago. The revenue increase was primarily driven by an increase in the average revenue per car of 10 percent driven by rate increases from contract renewals, contractual price escalations, increased length of haul and fuel surcharges. Additionally, volumes increased by 2 percent as a result of strong customer demand.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, fertilizer and other products.

Agricultural Products revenues of $625 million for the first quarter of 2007 were $28 million, or 5 percent, higher than revenues for the first quarter of 2006. This increase was primarily due to a 3-percent increase in average revenue per car and volume growth in soybeans and fertilizer.

Other Revenues

Other revenues increased $1 million, or 2 percent, to $59 million for the first quarter of 2007.

Expenses

Total operating expenses for the first quarter of 2007 were $2,898 million, an increase of $269 million, or 10 percent, versus the same period in 2006.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee compensation and benefit programs. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $927 million were $12 million, or 1 percent, higher than the first quarter of 2006. This increase was primarily related to an increase in headcount and wage rates, incentive plan accruals and other cost controls.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $652 million for the first quarter of 2007 were $91 million, or 16 percent, higher than the first quarter of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 25 cents to $1.81, resulting in a $91 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price of 3 cents, or $10 million increase in fuel expenses, and a decrease in the hedge benefit of 22 cents, or $81 million (first quarter 2007 benefit of $26 million less first quarter 2006 benefit of $107 million). Consumption in the first quarter of 2007 remained flat at 360 million gallons when compared with consumption in the same 2006 period.

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

Purchased service expenses of $500 million for the first quarter of 2007 were $34 million, or 7 percent, higher than the first quarter of 2006. This increase was primarily due to increases in intermodal ramp costs, haulage payment for transportation over other railroads and locomotive and freight car contract maintenance expense.

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

Depreciation and amortization expenses of $307 million for the first quarter of 2007 were $18 million, or 6 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $232 million for the first quarter of 2007 were $1 million, or less than 1 percent, higher than the first quarter of 2006. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts and velocity improvements for freight car equipment.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials, in addition to other items for construction and maintenance of property and equipment. Other expenses include personal injury claims, environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $280 million for the first quarter of 2007 were $113 million, or 68 percent, higher than the first quarter of 2006. The increase was primarily due to a pre-tax charge of $81 million, which consisted of $65 million in environmental costs (see discussion in Note 5) and a non-cash charge of $16 million to write-off a technology system that has been replaced.

Income taxes

The effective tax rate for the three months ended March 31, 2007 was 38.6 percent compared with 38.1 percent for the prior year period.

Forward-Looking Information

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements are “forward-looking” statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding:

•     Expectations as to operating results, such as revenue growth and earnings per share;

•     Plans and goals for future operational improvements and capital commitments; and

•     Future market conditions or economic performance.

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

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions may appear in the Company’s public filings with the SEC, which are accessible at www.sec.gov, and on the Company’s website at www.bnsf.com, and which investors are advised to consult.

Item 4T.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to the discussion in the Company’s Form 10-K for the year ended December 31, 2006, to Ray Ridgeway, et al. v. Burlington Northern Santa Fe Corporation and The Burlington Northern and Santa Fe Railway Company, No. 48-185170-00 (District Court of Tarrant County, Texas, 48th Judicial District), a state court action filed on October 27, 2000. The plaintiffs’ causes of action include alleged breach of contract, negligence and breach of fiduciary duties with respect to a special dividend that was paid in 1988 by a BNSF predecessor, Santa Fe Southern Pacific Corporation (SFSP). The complaint alleges that SFSP erroneously informed shareholders as to the tax treatment of the dividend–specifically, the apportionment of the dividend as either a distribution of earnings and profits or a return of capital–which allegedly caused some shareholders to overpay their income taxes. The plaintiffs assert, through their expert’s report, that SFSP had essentially no accumulated earnings and profits and that the entire dividend distribution should have been treated as a return of capital, rather than the approximately 34 percent that SFSP determined was a return of capital. Plaintiffs seek monetary damages based on a variety of theories. On July 8, 2005, the court entered an order denying the plaintiffs’ requests to certify a class action. The order denying certification was affirmed by the Texas Court of Appeals on August 24, 2006, and plaintiffs’ motion for rehearing of the order of the Texas Court of Appeals was denied. Plaintiffs then asked the Supreme Court of Texas to review the decision of the Court of Appeals. On March 2, 2007, the Texas Supreme Court denied the plaintiffs’ request to review the decision denying their request to certify a class action. The deadline for the plaintiffs to ask the Texas Supreme Court to reconsider its ruling has now passed without the plaintiffs filing any reconsideration request. In light of these rulings, BNSF Railway will not further report on this matter.

Item 6.    Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNSF RAILWAY COMPANY (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: April 25, 2007

        S-1

BNSF RAILWAY COMPANY and SUBSIDIARIES

Exhibit Index

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	File Date	File No.	Exhibit

3.1	Restated Certificate of Incorporation of BNSF Railway Company, dated January 17, 2005.	10-Q	7/26/2005	001-06324	3.1

3.2	By-Laws of BNSF Railway Company, as amended August 30, 2005.	10-Q	10/25/2005	001-06324	3.1

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

__________________
*Filed herewith

        E-1