Form 10-Q
period 2007-06-30
BNSF RAILWAY CO
filed 2007-07-24
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at July 16, 2007

Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As Adjusted)[a]		(As Adjusted)[a]
Revenues	$3,795	$3,657	$7,396	$7,083

Operating expenses:
Compensation and benefits	919	924	1,846	1,839
Fuel	771	678	1,423	1,239
Purchased services	502	475	1,002	941
Depreciation and amortization	321	289	628	578
Equipment rents	237	232	469	463
Materials and other	199	183	479	350
Total operating expenses	2,949	2,781	5,847	5,410
Operating income	846	876	1,549	1,673
Interest expense	25	28	46	60
Interest income, related parties	(48)	(36)	(97)	(69)
Other expense, net	9	10	17	18

Income before income taxes	860	874	1,583	1,664
Income tax expense	330	317	609	618
Net income	$530	$557	$974	$1,046

[a] Prior year numbers have been adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30,	December 31,
	2007	2006
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$29	$20
Accounts receivable, net	908	871
Materials and supplies	522	488
Current portion of deferred income taxes	346	337
Other current assets	444	285
Total current assets	2,249	2,001

Property and equipment, net	28,579	27,871
Other assets	1,972	1,815
Intercompany notes receivable	3,390	3,317
Total assets	$36,190	$35,004

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,871	$2,920
Long-term debt due within one year	193	173
Total current liabilities	3,064	3,093

Long-term debt and commercial paper	1,223	1,215
Deferred income taxes	8,337	8,293
Casualty and environmental liabilities	853	830
Pension and retiree health and welfare liability	608	604
Employee separation costs	83	86
Other liabilities	1,338	1,171
Intercompany notes payable	36	35
Total liabilities	15,542	15,327
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	14,638	13,677
Accumulated other comprehensive loss	(276)	(286)
Total stockholder’s equity	20,648	19,677
Total liabilities and stockholder’s equity	$36,190	$35,004

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended June 30,	2007	2006
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$974	$1,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	578
Deferred income taxes	142	136
Employee separation costs paid	(10)	(12)
Long-term casualty and environmental liabilities, net	33	(39)
Other, net	43	(17)
Changes in current assets and liabilities:
Accounts receivable, net	(37)	(197)
Change in accounts receivable sales program	–	200
Materials and supplies	(34)	(70)
Other current assets	(26)	(95)
Accounts payable and other current liabilities	(218)	(12)
Net cash provided by operating activities	1,495	1,518
INVESTING ACTIVITIES
Capital expenditures	(1,152)	(1,024)
Net decrease (increase) in intercompany notes receivable	(73)	73
Other, net	(168)	(257)
Net cash used for investing activities	(1,393)	(1,208)
FINANCING ACTIVITIES
Payments on long-term debt	(93)	(100)
Net increase (decrease) in intercompany notes payable	1	(225)
Other, net	(1)	–
Net cash used for financing activities	(93)	(325)
Increase (decrease) in cash and cash equivalents	9	(15)
Cash and cash equivalents:
Beginning of period	20	24
End of period	$29	$9
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$35	$49
Income taxes paid, net of refunds	$445	$514
Non-cash asset financing	$116	$50

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2006, as adjusted	$6,286	$13,677	[a]	$(286)	$19,677	[a]
Adjustment for the adoption of FASB Interpretation No. (FIN) 48	–	(13)		–	(13)
Comprehensive income:
Net income	–	974		–	974
Amortization of prior service costs and actuarial losses, net of tax expense of $7	–	–		10	10
Gain on derivative instruments and other items	–	–		–	–
Total comprehensive income					984
Balance at June 30, 2007	$6,286	$14,638		$(276)	$20,648

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

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Current Report on Form 8-K dated May 25, 2007, including the financial statements and notes thereto and BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF. All significant intercompany accounts and transactions have been eliminated.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2007, and the results of operations for the three and six month periods ended June 30, 2007 and 2006.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income except as discussed below.

Adoption of New Accounting Pronouncements

Planned Major Maintenance Activities

Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Previously, the Company used the accrue-in-advance method of accounting for these planned major maintenance activities; however, under FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all periods presented. Accordingly, BNSF Railway has eliminated the asset and liability recorded from the accrue-in-advance methodology and established an asset for overhauls that have been performed. This asset will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years. The effects of these adjustments were as follows (in millions):

Consolidated Statement of Income Three Months Ended June 30, 2006	As Reported		Impact of Adjustment	As Adjusted
Depreciation and amortization	$278		$11	$289
Materials and other	195	[a]	(12)	183
Total operating expenses	2,782		(1)	2,781
Operating income	875		1	876
Income before income taxes	873		1	874

Income tax expense	317		–	317
Net income	$556		$1	$557
[a] Comparative prior period amounts have been reclassified to conform to the current presentation.

Consolidated Statement of Income Six Months Ended June 30, 2006	As Reported		Impact of Adjustment	As Adjusted
Depreciation and amortization	$555		$23	$578
Materials and other	375	[a]	(25)	350
Total operating expenses	5,412		(2)	5,410
Operating income	1,671		2	1,673
Income before income taxes	1,662		2	1,664

Income tax expense	617		1	618
Net income	$1,045		$1	$1,046

Consolidated Balance Sheet December 31, 2006	As Reported		Impact of Adjustment	As Adjusted
Property and equipment, net	$27,626		$245	$27,871
Other assets	1,906		(91)	1,815
Total assets	34,850	[a]	154	35,004

Deferred income taxes	8,211		82	8,293
Other liabilities	1,231		(60)	1,171
Total liabilities	15,305	[a]	22	15,327

Retained earnings	13,545		132	13,677
Total stockholder’s equity	19,545		132	19,677
Total liabilities and stockholder’s equity	$34,850	[a]	$154	$35,004

Consolidated Statement of Cash Flows Six Months Ended June 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Net income	$1,045	$1	$1,046
Depreciation and amortization	555	23	578
Deferred income taxes	135	1	136
Operating activities other, net	(23)	6	(17)
Net cash provided by operating activities	1,487	31	1,518

Investing activities other, net	(226)	(31)	(257)
Net cash used for investing activities	$(1,177)[a]	$(31)	$(1,208)
[a] Comparative prior period amounts have been reclassified to conform to the current presentation.

The effects of the adjustments on years prior to fiscal 2006 resulted in an adjustment to increase stockholder’s equity as of January 1, 2006 by $130 million.

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

BNSF monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance.

Fuel

 Fuel costs represented 24 percent and 23 percent of total operating expenses during the six month periods ended June 30, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the second quarter of 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis. However, any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of June 30, 2007, BNSF’s total fuel hedging positions covered approximately 5 percent, 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for the remainder of 2007, 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hedge benefit (loss)	$(2)	$120	$24	$227
Ineffective portion of open hedges	1	–	–	–
Tax effect	–	(46)	(9)	(87)
Hedge benefit (loss), net of tax	$(1)	$74	$15	$140

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	June 30,	December 31,
	2007	2006
Short-term fuel-hedging asset	$3	$13
Long-term fuel-hedging asset	7	–
Short-term fuel-hedging liability	–	(2)
Ineffective portion of open hedges	–	1
Tax effect	(4)	(4)
Amount included in AOCL, net of tax	$6	$8

Settled fuel-hedging contracts receivable (payable)	$(2)	$37

BNSF Railway measures the fair value of hedges from data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of June 30, 2007, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended June 30, 2007, the sum of all such costs averaged approximately 29 cents per gallon.

No additional HO hedges were entered into during the first six months of 2007. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2007. As of June 30, 2007, there were no HO hedge positions beyond the fourth quarter of 2007.

	Quarter Ending
2007	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	18.90	18.90	37.80
Average swap price (per gallon)	$2.11	$2.17	$2.14
Fair value (in millions)	$(1)	$(1)	$(2)

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2007, the sum of all such costs averaged approximately 58 cents per gallon.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

During the first six months of 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.12 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$3	$2	$2	$2	$9

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	100	100	100	70	370
Equivalent gallons hedged (in millions)	4.20	4.20	4.20	2.94	15.54
Average swap price (per barrel)	$65.10	$65.10	$65.10	$65.00	$65.08
Fair value (in millions)	$1	$1	$1	$–	$3

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	70	–	–	–	70
Equivalent gallons hedged (in millions)	2.94	–	–	–	2.94
Average swap price (per barrel)	$64.80	$–	$–	$–	$64.80
Fair value (in millions)	$–	$–	$–	$–	$–

Interest Rate

    From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases. The Company uses treasury locks as part of its interest rate risk management strategy. As of June 30, 2007, no cash flow hedges including treasury lock transactions were outstanding.

Total Interest Rate Hedging Program

Cash Flow Interest Rate Hedges

    In anticipation of a future refinancing of several leveraged leases, the Company had entered into six treasury locks having an aggregate notional amount of $147 million to fix the interest rate inherent in the operating lease payments. The treasury locks were terminated in May 2007 in connection with the refinancing of the leveraged leases, and the resulting $0.5 million gain on these hedges will be amortized to equipment rents over the remaining life of the leases. These transactions are accounted for as cash flow hedges.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represents the fair value of closed hedges, were as follows (in millions):

	June 30,	December 31,
	2007	2006
Unrecognized gain on closed hedges	$1	$1
Tax effect	–	–
Interest rate hedging asset in AOCL, net of tax	$1	$1

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2007, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in November 2007. Outstanding undivided interests held by investors under the A/R sales program were $300 million at both June 30, 2007 and December 31, 2006. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,114 million and $1,030 million at June 30, 2007 and December 31, 2006, respectively, of receivables transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $814 million and $730 million at June 30, 2007 and December 31, 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at June 30, 2007 and December 31, 2006, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $8.0 billion and $7.6 billion for the six months ended June 30, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $11 million and $10 million for the six months ended June 30, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent and 4.8 percent in the six months ended June 30, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at June 30, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2007 and December 31, 2006, $22 million and $26 million, respectively, of accounts receivable were greater than 90 days old. BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At both June 30, 2007, and December 31, 2006, $36 million of such allowances had been recorded, of which $35 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million and $2 million at June 30, 2007 and December 31, 2006, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the six months ended June 30, 2007 and 2006, $2 million and $4 million, respectively, of accounts receivable were written off.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2007, BNSF Railway was in compliance with these provisions.

4.    Debt

Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations[b]
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$59	$87	$87	11	$32
Westside Intermodal Transportation Corporation	0.0%	$40	$63	$–	16	$34
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$19	$–	16	$11
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$69	[c]
All other	0.0%	$6	$7	$3	Various	$–
[a] Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b] Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c] Reflects FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of the residual value guarantees on the Company’s Consolidated Balance Sheets.

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

BNSF Railway has outstanding guarantees of $53 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2007, the Company had recorded a $69 million asset and corresponding liability for the fair value of the RVG.

All other

As of June 30, 2007, BNSF Railway guaranteed $6 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $6 million of guarantees. These guarantees expire between 2007 and 2013.

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

Indemnities

In the ordinary course of business, BNSF Railway enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Accordingly, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

5.     Commitments and Contingencies

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third-party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages. A few proceedings purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

    BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.”

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

    BNSF Railway engages a third party with extensive experience in performing asbestos studies to assist in assessing its unasserted liability exposure on an annual basis during the third quarter. The objective of the assessment is to determine the number of estimated unasserted asbestos claims and the estimated average cost per claim by estimating its exposed population, which is used to derive the estimated number of unasserted claims that will likely require payment by the Company. The estimated average cost per claim is determined utilizing recent actual average cost per claim data.

Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$301	$322	$306	$326
Accruals	–	–	–	–
Payments	(4)	(4)	(9)	(8)
Ending balance at June 30,	$297	$318	$297	$318

Of the June 30, 2007 obligation, $244 million was related to unasserted claims while $53 million was related to asserted claims. At June 30, 2007, $21 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.”

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	1,941	2,153	1,975	2,121
Claims filed	93	150	232	361
Claims settled, dismissed or otherwise resolved	(104)	(150)	(277)	(329)
Ending balance at June 30,	1,930	2,153	1,930	2,153

    Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 55, 75 and 95 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $200 million to $400 million. However, BNSF Railway believes that the $297 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$434	$432	$439	$422
Accruals	46	47	93	96
Payments	(43)	(53)	(95)	(92)
Ending balance at June 30,	$437	$426	$437	$426

At June 30, 2007, $164 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading, “BNSF Insurance Company.” The Company is substantially self-insured for remaining claims not subject to insurance through BNSF Insurance Company.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	3,222	3,536	3,130	3,617
Claims filed	945	901	1,866	1,777
Claims settled, dismissed or otherwise resolved	(1,036)	(1,049)	(1,865)	(2,006)
Ending balance at June 30,	3,131	3,388	3,131	3,388

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF Railway believes that the $437 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2007 and 2006, BNSF Railway paid premiums of $163 million and $160 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $82 million and $80 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2007, unamortized premiums remaining on the Consolidated Balance Sheet were $85 million. During the six months ended June 30, 2007 and 2006, BNSF IC made claim payments totaling $77 million and $66 million, respectively, for settlement of covered claims.

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

BNSF Railway engages a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. The actuary utilizes BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware, (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites, or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party claims as of June 30, 2007, is approximately $10 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 347 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$370	$346	$318	$370
Accruals	7	–	74	(2)
Payments	(15)	(11)	(30)	(33)
Ending balance at June 30,	$362	$335	$362	$335

At June 30, 2007, $58 million was included in current liabilities. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2007, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
BNSF Sites	2007	2006	2007	2006
Number of sites at beginning of period	368	374	375	369
Sites added during the period	7	8	12	16
Sites closed during the period	(28)	(8)	(40)	(11)
Number of sites at June 30,	347	374	347	374

	Three Months Ended June 30,		Six Months Ended June 30,
Superfund Sites	2007	2006	2007	2006
Number of sites at beginning of period	20	20	20	20
Sites added during the period	–	–	–	–
Sites closed during the period	–	–	–	–
Number of sites at June 30,	20	20	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF Railway believes that the $362 million recorded at June 30, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Other Claims and Litigation

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF and its subsidiaries are also parties to a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2007	2006
Beginning balance at January 1,	$107	$132
Accruals	5	–
Payments	(10)	(12)
Ending balance at June 30,	$102	$120

Employee separation liabilities of $102 million were included in the Consolidated Balance Sheet at June 30, 2007, and principally represent the following: (i) $96 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $3 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2007, $19 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2007 and 2020. During the first six months of 2007, the Company updated its estimate and recorded an additional liability of $5 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2007 and approximately 2011, and the costs for (iii) above will be paid over the next several years based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway has elected to apply the transition option under which a 15-month measurement will be determined on September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$6	$6	$12	$12
Interest cost	25	23	49	47
Expected return on plan assets	(27)	(24)	(53)	(48)
Amortization of net loss	9	12	18	23
Net periodic benefit cost	$13	$17	$26	$34

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	7
Amortization of net loss	2	1	3	2
Amortization of prior service cost	(2)	(2)	(4)	(4)
Net periodic benefit cost	$5	$4	$9	$7

8.    Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at January 1, 2007 was $87 million, of which $76 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however BNSF Railway does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $37 million and $6 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 for BNSF is completed and protests of the un-agreed issues have been filed with IRS Appeals. BNSF is currently under examination for years 2003 through 2005.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $445 million and $514 million during the first six months of 2007 and 2006, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $149 million and $87 million at June 30, 2007 and December 31, 2006, respectively, which are reflected in accounts receivable in the respective Consolidated Balance Sheet. Net intercompany receivable balances are settled in the ordinary course of business.

At June 30, 2007 and December 31, 2006, BNSF Railway had $36 million and $35 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first six months of 2007, BNSF Railway had $1 million of additional borrowings and no additional repayments of variable rate notes. Borrowings and repayments on the intercompany notes payable are reflected as financing activities in the Consolidated Statements of Cash Flows. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At June 30, 2007 and December 31, 2006, BNSF Railway had $3,390 million and $3,317 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $73 million increase in intercompany notes receivable is due to $789 million of loans to BNSF offset by repayments from BNSF of $716 million during the first six months of 2007. During the first quarter of 2007, the Company revised its classification of repayments and borrowings on the intercompany notes receivable from its parent in the Consolidated Statement of Cash Flows to an appropriate classification as investing activities rather than financing activities, as previously reported. For the six months ended June 30, 2006, the revision of $73 million decreased cash used for investing activities and increased cash used for financing activities. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $14 million and $19 million for the six months ended June 30, 2007 and 2006, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $17 million and $16 million for the six month periods ended June 30, 2007 and 2006.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

10.    Stock-Based Compensation

Stock Options

Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. BNSF granted approximately 1,477,000 options on April 26, 2007, with a fair value of $23.19 using the Black-Scholes option-pricing model.

Other Incentive Programs

    Performance-based awards are granted to senior managers within BNSF Railway to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. On April 26, 2007, BNSF granted approximately 557,000 performance-based units with a fair market value of $88.77.

Additionally, related to the 2007 performance-based grant, eligible employees may also earn performance stock that will be granted in 2010 contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 279,000 shares if the performance goals are met.

11.    Comprehensive Income

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholder’s Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income (loss) may include unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

    The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$530	$557	$974	$1,046
Other comprehensive income (loss):
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	5	–	10	–
Gain (loss) on derivative instruments and other items, net of tax (see Note 2)	7	(49)	–	(85)
Total comprehensive income	$542	$508	$984	$961

12.    Report of Independent Registered Public Accounting Firm

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, the consolidated statements of cash flows for each of the six-month periods ended June 30, 2007 and 2006 and the consolidated statement of changes in stockholder’s equity for the six-month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholder’s equity and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2007, except as described in Note 2 as to which the date is May 22, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
July 18, 2007

Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006

Revenues

The following table presents BNSF Railway’s revenue information by business group for the six months ended June 30, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$2,712	$2,657	2,575	2,681	$1,053	$991
Industrial Products	1,794	1,751	821	844	2,185	2,075
Coal	1,536	1,392	1,205	1,194	1,275	1,166
Agricultural Products	1,235	1,159	487	481	2,536	2,410
Total Freight Revenues	7,277	6,959	5,088	5,200	$1,430	$1,338
Other Revenues	119	124
Total Operating Revenues	$7,396	$7,083

Freight revenues for the first six months of 2007 were $7,277 million, up 5 percent compared with the same 2006 period, while cars/units declined 2 percent during this same period. Freight revenues included an increase of approximately $45 million in fuel surcharges compared with the same 2006 period. Average revenue per car/unit was up 7 percent in the first six months of 2007 from the first six months of 2006 primarily due to mix of business and improved pricing.

Consumer Products

Consumer Products revenues of $2,712 million for the first six months of 2007 were $55 million, or 2 percent, greater than the first six months of 2006. This was due to improved yields, partially offset by a 4-percent reduction in units, which was primarily related to a decrease in international intermodal westbound units primarily due to changes in trade flows and lower domestic truckload intermodal units caused by economic softness.

Industrial Products

Industrial Products revenues of $1,794 million for the first six months of 2007 were $43 million, or 2 percent, greater than the first six months of 2006, due to a 3-percent reduction in unit volumes, offset by improved yields. Continued strong demand for petroleum products, chemicals and plastic products was offset by a decline in building and construction products as a result of weakness in the housing market.

Coal

Coal revenues of $1,536 million for the first six months of 2007 increased $144 million, or 10 percent, compared with the same period a year ago due to contractual inflation escalators and improved yields. Coal unit volumes were relatively flat due to mine production and weather-related issues.

Agricultural Products

Agricultural Products revenues of $1,235 million for the first six months of 2007 were $76 million, or 7 percent, higher than revenues for the first six months of 2006. This increase was primarily due to revenue growth in ethanol, fertilizer, soybeans and bulk foods.

Other Revenues

Other revenues decreased $5 million, or 4 percent, to $119 million for the first six months of 2007. This decrease was primarily due lower customer storage revenues for containers at BNSF intermodal hubs.

Expenses

Total operating expenses for the first six months of 2007 were $5,847 million, an increase of $437 million, or 8 percent, versus the same 2006 period.

Compensation and benefits

Compensation and benefits expenses of $1,846 million increased $7 million for the first six months of 2007 compared to the same period in 2006. This was primarily related to an increase in headcount and wage rates, offset by a decline in volumes and incentive plan accruals.

Fuel

Fuel expenses of $1,423 million for the first six months of 2007 were $184 million, or 15 percent, higher than the first six months of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 29 cents to $1.99, resulting in a $212 million increase in expense. The increase in the average all-in cost primarily reflects a decrease in the hedge benefit of $203 million (first six months 2007 benefit of $24 million less first six months 2006 benefit of $227 million). Consumption in the first six months of 2007 decreased 14 million gallons to 716 million gallons when compared with consumption in the same 2006 period.

Purchased services

Purchased service expenses of $1,002 million for the first half of 2007 were $61 million, or 6 percent, higher than the same 2006 period. This increase was primarily due to increases in the following costs: intermodal ramp costs, haulage payment for transportation over other railroads and locomotive and freight car maintenance expense.

Depreciation and amortization

Depreciation and amortization expenses of $628 million for the first half of 2007 were $50 million, or 9 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures and the impact of a depreciation rate study completed and implemented in April 2007.

Equipment rents

Equipment rents expenses of $469 million for the first six months of 2007 were $6 million, or 1 percent, higher than the first six months of 2006. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts and velocity improvements for freight car equipment.

Materials and other

Materials and other expenses of $479 million for the first six months of 2007 were $129 million, or 37 percent, higher than the first six months of 2006. The increase was primarily due to a pre-tax charge of $81 million, which consisted of $65 million in environmental costs (see discussion in Note 5) and a non-cash charge of $16 million to write-off a technology system that has been replaced.

Income taxes

The effective tax rate for the six months ended June 30, 2007 was 38.5 percent compared with 37.1 percent for the same prior year period. The increase in the effective tax rate is primarily due to favorable prior period income tax adjustments recorded in the second quarter of 2006.

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

•     Legal and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational disease, the release of hazardous materials, environmental contamination and damage to property, or relating to rates and services; and

•    Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF Railway’s systems, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 4T.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

BURLINGTON NORTHERN SANTA FE CORPORATION and SUBSIDIARIES

PART II OTHER INFORMATION

Item 6.    Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNSF Railway Company (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: July 24, 2007

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