Form 10-Q
period 2007-09-30
BNSF RAILWAY CO
filed 2007-10-23
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at October 16, 2007

Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As Adjusted)[a]		(As Adjusted)[a]
Revenues	$4,015	$3,887	$11,411	$10,970

Operating expenses:
Compensation and benefits	932	971	2,778	2,810
Fuel	814	792	2,237	2,031
Purchased services	487	490	1,489	1,431
Depreciation and amortization	323	296	951	874
Equipment rents	235	232	704	695
Materials and other	214	187	693	537
Total operating expenses	3,005	2,968	8,852	8,378
Operating income	1,010	919	2,559	2,592
Interest expense	23	31	68	91
Interest income, related parties	(53)	(45)	(150)	(115)
Other expense, net	11	9	28	28

Income before income taxes	1,029	924	2,613	2,588
Income tax expense	396	351	1,006	969
Net income	$633	$573	$1,607	$1,619

[a] Prior year numbers have been adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30,	December 31,
	2007	2006
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$11	$20
Accounts receivable, net	1,151	871
Materials and supplies	517	488
Current portion of deferred income taxes	349	337
Other current assets	392	285
Total current assets	2,420	2,001

Property and equipment, net	28,996	27,871
Other assets	2,100	1,815
Intercompany notes receivable	3,554	3,317
Total assets	$37,070	$35,004

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,948	$2,920
Long-term debt due within one year	203	173
Total current liabilities	3,151	3,093

Long-term debt and commercial paper	1,221	1,215
Deferred income taxes	8,469	8,293
Casualty and environmental liabilities	842	830
Pension and retiree health and welfare liability	608	604
Employee separation costs	80	86
Other liabilities	1,374	1,171
Intercompany notes payable	36	35
Total liabilities	15,781	15,327
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,286	6,286
Retained earnings	15,271	13,677
Accumulated other comprehensive loss	(268)	(286)
Total stockholder’s equity	21,289	19,677
Total liabilities and stockholder’s equity	$37,070	$35,004

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended September 30,	2007	2006
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$1,607	$1,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	951	874
Deferred income taxes	264	191
Employee separation costs paid	(16)	(23)
Long-term casualty and environmental liabilities, net	26	(40)
Other, net	77	(58)
Changes in current assets and liabilities:
Accounts receivable, net	(280)	(300)
Change in accounts receivable sales program	(100)	–
Materials and supplies	(29)	(68)
Other current assets	(108)	(7)
Accounts payable and other current liabilities	73	100
Net cash provided by operating activities	2,465	2,288
INVESTING ACTIVITIES
Capital expenditures	(1,775)	(1,549)
Net increase in intercompany notes receivable	(237)	(65)
Other, net	(324)	(296)
Net cash used for investing activities	(2,336)	(1,910)
FINANCING ACTIVITIES
Payments on long-term debt	(139)	(153)
Net increase (decrease) in intercompany notes payable	1	(225)
Net cash used for financing activities	(138)	(378)
Decrease in cash and cash equivalents	(9)	–
Cash and cash equivalents:
Beginning of period	20	24
End of period	$11	$24
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$61	$80
Income taxes paid, net of refunds	$667	$746
Non-cash asset financing	$167	$78

[a] Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 1 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2006, as adjusted	$6,286	$13,677	[a]	$(286)	$19,677	[a]
Adjustment for the adoption of FASB Interpretation No. (FIN) 48	–	(13)		–	(13)
Comprehensive income:
Net income	–	1,607		–	1,607
Amortization of prior service costs and actuarial losses, net of tax expense of $10	–	–		15	15
Gain on derivative instruments and other items, net of tax expense of $2	–	–		3	3
Total comprehensive income					1,625
Balance at September 30, 2007	$6,286	$15,271		$(268)	$21,289

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2007, and the results of operations for the three and nine month periods ended September 30, 2007 and 2006.

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

Consolidated Statement of Income Three Months Ended September 30, 2006	As Reported		Impact of Adjustment	As Adjusted
Depreciation and amortization	$284		$12	$296
Materials and other	200	[a]	(13)	187
Total operating expenses	2,969		(1)	2,968
Operating income	918		1	919
Income before income taxes	923		1	924

Income tax expense	351		–	351
Net income	$572		$1	$573
[a] Comparative prior period amounts have been reclassified to conform to the current presentation.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Consolidated Statement of Income Nine Months Ended September 30, 2006	As Reported		Impact of Adjustment	As Adjusted
Depreciation and amortization	$839		$35	$874
Materials and other	575	[a]	(38)	537
Total operating expenses	8,381		(3)	8,378
Operating income	2,589		3	2,592
Income before income taxes	2,585		3	2,588

Income tax expense	968		1	969
Net income	$1,617		$2	$1,619

Consolidated Balance Sheet December 31, 2006	As Reported		Impact of Adjustment	As Adjusted
Property and equipment, net	$27,626		$245	$27,871
Other assets	1,906		(91)	1,815
Total assets	34,850	[a]	154	35,004

Deferred income taxes	8,211		82	8,293
Other liabilities	1,231		(60)	1,171
Total liabilities	15,305	[a]	22	15,327

Retained earnings	13,545		132	13,677
Total stockholder’s equity	19,545		132	19,677
Total liabilities and stockholder’s equity	$34,850	[a]	$154	$35,004

Consolidated Statement of Cash Flows Nine Months Ended September 30, 2006	As Reported	Impact of Adjustment	As Adjusted
Net income	$1,617	$2	$1,619
Depreciation and amortization	839	35	874
Deferred income taxes	190	1	191
Operating activities other, net	(75)	17	(58)
Net cash provided by operating activities	2,233	55	2,288

Investing activities other, net	(241)	(55)	(296)
Net cash used for investing activities	$(1,855)[a]	$(55)	$(1,910)
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

Fuel

 Fuel costs represented 25 percent and 24 percent of total operating expenses during the nine month periods ended September 30, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the third quarter of 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel would result in approximately $14 million of additional fuel expense on an annual basis. However, any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of September 30, 2007, BNSF’s total fuel-hedging positions covered approximately 5 percent, 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for the remainder of 2007, 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hedge benefit	$–	$77	$24	$304
Ineffective portion of open hedges	1	(1)	1	(1)
Tax effect	–	(29)	(9)	(116)
Hedge benefit, net of tax	$1	$47	$16	$187

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30,	December 31,
	2007	2006
Short-term fuel-hedging asset	$11	$13
Long-term fuel-hedging asset	6	–
Short-term fuel-hedging liability	–	(2)
Ineffective portion of open hedges	–	1
Tax effect	(6)	(4)
Amount included in AOCL, net of tax	$11	$8

Settled fuel-hedging contracts receivable	$–	$37

BNSF Railway measures the fair value of hedges based upon data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of September 30, 2007, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended September 30, 2007, the sum of all such costs averaged approximately 26 cents per gallon.

No additional HO hedges were entered into during the first nine months of 2007. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2007. As of September 30, 2007, there were no HO hedge positions beyond the fourth quarter of 2007.

Quarter Ending
2007	December 31,
HO Swaps
Gallons hedged (in millions)	18.90
Average swap price (per gallon)	$2.17
Fair value (in millions)	$1

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2007, the sum of all such costs averaged approximately 56 cents per gallon.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

During the first nine months of 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.24 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$4	$3	$3	$3	$13

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,		Total
WTI Swaps
Barrels hedged (in thousands)	100	100	100		70	370
Equivalent gallons hedged (in millions)	4.20	4.20	4.20		2.94	15.54
Average swap price (per barrel)	$65.10	$65.10	$65.10		$65.00	$65.08
Fair value (in millions)	$1	$1	$1	$	<1	$3

	Quarter Ending
2010	March 31,		June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)		70	–	–	–		70
Equivalent gallons hedged (in millions)		2.94	–	–	–		2.94
Average swap price (per barrel)		$64.80	$–	$–	$–		$64.80
Fair value (in millions)	$	<1	$–	$–	$–	$	<1

Interest Rate

    From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases. The Company uses treasury locks as part of its interest rate risk management strategy.  As of September 30, 2007, no cash flow hedges including treasury lock transactions were outstanding.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of closed hedges, were as follows (in millions):

	September 30,	December 31,
	2007	2006
Unrecognized gain on closed hedges	$1	$1
Tax effect	–	–
Unrecognized gain in AOCL, net of tax	$1	$1

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2007, which was comprised of two $350 million, 364-day accounts receivable facilities that mature in November 2007. The facilities are expected to be extended at least 364 days in November 2007.  Outstanding undivided interests held by investors under the A/R sales program were $200 million and $300 million at September 30, 2007 and December 31, 2006, respectively. These receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. The undivided interests were supported by $1,149 million and $1,030 million at September 30, 2007 and December 31, 2006, respectively, of receivables transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $949 million and $730 million at September 30, 2007 and December 31, 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $200 million and $300 million at September 30, 2007 and December 31, 2006, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $12 billion for both the nine months ended September 30, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $15 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent and 5.2 percent in the nine months ended September 30, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at September 30, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2007 and December 31, 2006, $13 million and $26 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2007, and December 31, 2006, $29 million and $36 million, respectively of such allowances had been recorded, of which $29 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million at December 31, 2006, had been recorded in accounts payable and other current liabilities because it relates to the outstanding undivided interests held by investors. During the nine months ended September 30, 2007 and 2006, $3 million and $6 million, respectively, of accounts receivable were written off.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2007, BNSF Railway was in compliance with these provisions.

4.	Debt

Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount[a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56		$81		$81		11	$31	[b]
Westside Intermodal Transportation Corporation	0.0%	$40		$63		$–		16	$34	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13		$19		$–		16	$11	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	10	$14	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various	$68	[c]
All other	0.0%	$6		$7		$3		Various	$–
[a] Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b] Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c] Reflects FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.
[d] There is no cap to the liability that can be sought from BNSF for BNSF's negligence or the negligence of the indemnified party.  However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $56 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

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

Chevron Phillips Chemical Company, LP

     In the third quarter of 2007, BNSF Railway entered into an indemnity agreement with Chevron Phillips Chemical Company, LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

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

  The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2007, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All Other

  As of September 30, 2007, BNSF Railway guaranteed $6 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $6 million of guarantees. These guarantees expire between 2007 and 2013.

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

Indemnities

  In the ordinary course of business, BNSF Railway enters into agreements with third parties that include indemnification clauses. In general, these clauses are customary for the types of agreements in which they are included. At times, these clauses may involve indemnification for the acts of the Company, its employees and agents, indemnification for another party’s acts, indemnification for future events, indemnification based upon a certain standard of performance, indemnification for liabilities arising out of the Company’s use of leased equipment or other property, or other types of indemnification. Due to the uncertainty of whether events which would trigger the indemnification obligations would ever occur, the Company does not believe that these indemnity agreements will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Additionally, the Company believes that, due to lack of historical payment experience, the fair value of indemnities cannot be estimated with any amount of certainty and that the fair value of any such amount would be immaterial to the Consolidated Financial Statements. Agreements that contain unique circumstances, particularly agreements that contain guarantees that indemnify another party’s acts are disclosed separately if appropriate.  Unless separately disclosed above, no fair value liability related to indemnities has been recorded in the Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    Capital Lease

In October 2007, BNSF entered into a 20-year capital lease to finance approximately $225 million of locomotives and freight cars.

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

BNSF Railway uses a third party with extensive experience in performing asbestos studies to assist in assessing its unasserted liability exposure on an annual basis.  These studies are conducted during the third quarter. BNSF Railway determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim.  Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

During the third quarter of 2007 and 2006, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable.  In 2006, management recorded no additional expense.  In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims.  The Company plans to update its study again in the third quarter of 2008.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company's estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$297	$318	$306	$326
Accruals	(17)	–	(17)	–
Payments	(5)	(4)	(14)	(12)
Ending balance at September 30,	$275	$314	$275	$314

Of the September 30, 2007 obligation, $227 million was related to unasserted claims while $48 million was related to asserted claims. At September 30, 2007, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. BNSF Railway has obtained insurance coverage for certain claims as discussed under the heading “BNSF Insurance Company.”

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	1,930	2,153	1,975	2,121
Claims filed	107	88	339	449
Claims settled, dismissed or otherwise resolved	(134)	(103)	(411)	(432)
Ending balance at September 30,	1,903	2,138	1,903	2,138

    Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF specific data that was the basis for the study. BNSF projects that approximately 55, 75 and 95 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $250 million to $300 million. However, BNSF Railway believes that the $275 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

   Other Personal Injury

BNSF Railway uses a third-party actuary to assist the Company in estimating its other personal injury liability claims and expense. Estimates are based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of Loss, is immaterial for these repetitive stress and other occupational trauma claims.

BNSF Railway monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$437	$426	$439	$422
Accruals	46	44	139	140
Payments	(48)	(40)	(143)	(132)
Ending balance at September 30,	$435	$430	$435	$430

At September 30, 2007, $168 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading, “BNSF Insurance Company.”  The Company is substantially self-insured for remaining claims not subject to insurance through BNSF Insurance Company.

    The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Claims unresolved at beginning of period	3,131	3,388	3,130	3,617
Claims filed	1,033	865	2,899	2,642
Claims settled, dismissed or otherwise resolved	(918)	(1,020)	(2,783)	(3,026)
Ending balance at September 30,	3,246	3,233	3,246	3,233

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $525 million. However, BNSF Railway believes that the $435 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2007 and 2006, BNSF Railway paid premiums of $164 million and $161 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $124 million and $121 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2007, unamortized premiums remaining on the Consolidated Balance Sheet were $45 million. During the nine months ended September 30, 2007 and 2006, BNSF IC made claim payments totaling $114 million and $98 million, respectively, for settlement of covered claims.

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

BNSF Railway uses a third-party actuary to assist the Company in estimating the ultimate cost of cleanup efforts at its known environmental sites on an annual basis.  These studies are conducted during the third quarter. Ultimate cost estimates for environmental sites utilize BNSF Railway’s historical payment patterns, its current estimated percentage to closure ratios and the actuary’s proprietary benchmark patterns developed from data accumulated from public sources and work performed by it for other clients, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

During the third quarter of 2007 and 2006, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable.  As a result of this study, in the third quarter of 2007 and 2006, management recorded additional expense of approximately $20 million and $5 million as of the June 30 measurement date, respectively.  The Company plans to update its study again in the third quarter of 2008.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware, (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites, or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party claims as of September 30, 2007, is approximately $21 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 345 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$362	$335	$318	$370
Accruals	32	16	106	14
Payments	(15)	(17)	(45)	(50)
Ending balance at September 30,	$379	$334	$379	$334

At September 30, 2007, $62 million was included in current liabilities. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge, due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2007, will be paid over the next ten years, and no individual site is considered to be material.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    The following table summarizes the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
BNSF Railway Sites	2007	2006	2007	2006
Number of sites at beginning of period	347	374	375	369
Sites added during the period	2	1	14	17
Sites closed during the period	(4)	(5)	(44)	(16)
Number of sites at September 30,	345	370	345	370

	Three Months Ended September 30,		Nine Months Ended September 30,
Superfund Sites	2007	2006	2007	2006
Number of sites at beginning of period	20	20	20	20
Sites added during the period	–	–	–	–
Sites closed during the period	–	–	–	–
Number of sites at September 30,	20	20	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF Railway believes that the $379 million recorded at September 30, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2007	2006
Beginning balance at January 1,	$107	$132
Accruals	5	–
Payments	(16)	(23)
Ending balance at September 30,	$96	$109

Employee separation liabilities of $96 million were included in the Consolidated Balance Sheet at September 30, 2007, and principally represent the following: (i) $91 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $2 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2007, $16 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2007 and 2020. During the first nine months of 2007, the Company updated its estimate and recorded an additional liability of $5 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2007 and approximately 2011, and the costs for (iii) above will be paid over the next several years based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company's balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company's fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway has elected to apply the transition option under which a 15-month measurement will be determined as of September 30, 2007 that will cover the period until the fiscal year-end measurement is required on December 31, 2008.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Components of the net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$7	$7	$19	$19
Interest cost	24	24	73	71
Expected return on plan assets	(26)	(25)	(79)	(73)
Amortization of net loss	8	11	26	34
Net periodic benefit cost	$13	$17	$39	$51

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2007	2006	2007	2006
Service cost	$–	$1	$2	$3
Interest cost	4	4	12	11
Amortization of net loss	1	–	4	2
Amortization of prior service cost	(1)	(2)	(5)	(6)
Net periodic benefit cost	$4	$3	$13	$10

8.    Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at January 1, 2007 was $87 million, of which $76 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $37 million and $6 million for the payment of interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF is complete, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months. Examination of the years 2000 through 2002 for BNSF is complete and protests of the un-agreed issues have been filed with IRS Appeals. During the third quarter, the IRS completed the examination of the years 2003 through 2005 for BNSF and issued a Revenue Agents Report (RAR).  Protests of the un-agreed issues included in the RAR have been filed with IRS Appeals.  BNSF is currently under examination for the year 2006.

    State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. BNSF and its subsidiaries have various state income tax returns in the process of examination, administrative appeals or litigation.

BNSF RAILWAY COMPANY and SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

9.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $667 million and $746 million during the first nine months of 2007 and 2006, respectively, which are reflected in changes in working capital in the Consolidated Statements of Cash Flows.

BNSF Railway had a net intercompany receivable balance of $201 million and $87 million at September 30, 2007 and December 31, 2006, respectively, which are reflected in accounts receivable in the respective Consolidated Balance Sheet. Net intercompany receivable balances are settled in the ordinary course of business.

At September 30, 2007 and December 31, 2006, BNSF Railway had $36 million and $35 million, respectively, of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During the first nine months of 2007, BNSF Railway had $1 million of additional borrowings and no additional repayments of variable rate notes. Borrowings and repayments on the intercompany notes payable are reflected as financing activities in the Consolidated Statements of Cash Flows. Interest is paid semi-annually on all intercompany notes payable. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. The intercompany notes are due on demand.

At September 30, 2007 and December 31, 2006, BNSF Railway had $3,554 million and $3,317 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $237 million increase in intercompany notes receivable is due to $952 million of loans to BNSF offset by repayments from BNSF of $715 million during the first nine months of 2007. During the first quarter of 2007, the Company revised its classification of repayments and borrowings on the intercompany notes receivable from its parent in the Consolidated Statement of Cash Flows to an appropriate classification as investing activities rather than financing activities, as previously reported. For the nine months ended September 30, 2006, the revision of $65 million increased cash used for investing activities and decreased cash used for financing activities. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $21 million and $30 million for the nine months ended September 30, 2007 and 2006, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $24 million for the nine month periods ended September 30, 2007 and 2006.

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

Other Incentive Programs

    Performance-based awards are granted to senior managers within BNSF Railway to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based awards generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment. On April 26, 2007, BNSF granted approximately 557,000 performance-based restricted stock units with a fair market value of $88.77.

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

    The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$633	$573	$1,607	$1,619
Other comprehensive income (loss):
Amortization of prior service costs and actuarial losses, net of tax (see note 7)	5	–	15	–
Gain (loss) on derivative instruments and other items, net of tax (see Note 2)	3	(79)	3	(164)
Total comprehensive income	$641	$494	$1,625	$1,455

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statements of cash flows for each of the nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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
October 18, 2007

Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006

Revenues

The following table presents BNSF Railway’s revenue information by business group for the nine months ended September 30, 2007 and 2006. Certain comparative prior year revenue amounts have been reclassified between the business groups to conform to the current year presentation. There was no impact to total freight revenues as a result of these reclassifications.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2007	2006	2007	2006	2007	2006

Consumer Products	$4,167	$4,150	3,882	4,128	$1,073	$1,005
Industrial Products	2,756	2,702	1,252	1,284	2,201	2,104
Coal	2,385	2,141	1,832	1,822	1,302	1,175
Agricultural Products	1,916	1,779	752	726	2,548	2,450
Total Freight Revenues	11,224	10,772	7,718	7,960	$1,454	$1,353
Other Revenues	187	198
Total Operating Revenues	$11,411	$10,970

Freight revenues for the first nine months of 2007 were $11,224 million, up 4 percent compared with the same 2006 period, while cars/units declined 3 percent during this same period. Freight revenues included an increase of approximately $30 million in fuel surcharges compared with the same 2006 period. Average revenue per car/unit was up 7 percent in the first nine months of 2007 from the first nine months of 2006 primarily due to mix of business and improved pricing.

Consumer Products

Consumer Products revenues of $4,167 million for the first nine months of 2007 were relatively flat compared to the first nine months of 2006.

Industrial Products

Industrial Products revenues of $2,756 million for the first nine months of 2007 were $54 million, or 2 percent, greater than the first nine months of 2006 despite a 2 percent reduction in unit volumes, which were more than offset by improved yields. Continued strong demand for petroleum products, chemicals and plastics and construction products was offset by a decline in building and construction products as a result of weakness in the housing market.

Coal

Coal revenues of $2,385 million for the first nine months of 2007 increased $244 million, or 11 percent, compared with the same period a year ago due to increased tons per unit, contractual inflation escalators and improved yields.  Coal unit volumes were relatively flat due to mine production and weather-related issues.

Agricultural Products

    Agricultural Products revenues of $1,916 million for the first nine months of 2007 were $137 million, or 8 percent, higher than revenues for the first nine months of 2006.  This increase was primarily due to revenue growth in wheat, ethanol, fertilizer and soybeans.

Other Revenues

Other revenues decreased $11 million, or 6 percent, to $187 million for the first nine months of 2007 due to a reduction in customer storage revenues for containers at BNSF intermodal hubs.

Expenses

Total operating expenses for the first nine months of 2007 were $8,852 million, an increase of $474 million, or 6 percent, versus the same 2006 period.

Compensation and benefits

Compensation and benefits expenses of $2,778 million were $32 million, or 1 percent, lower than the first nine months of 2006. This decrease was primarily related to lower variable compensation costs, partially offset by wage inflation.

Fuel

Fuel expenses of $2,237 million for the first nine months of 2007 were $206 million, or 10 percent, higher than the first nine months of 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency and lower volumes. The average all-in cost per gallon of diesel fuel increased by 25 cents to $2.09, resulting in a $272 million increase in expense. The increase in the average all-in cost primarily reflects a decrease in the hedge benefit of $278 million (first nine months 2007 benefit of $25 million less first nine months 2006 benefit of $303 million). Consumption in the first nine months of 2007 decreased 31 million gallons to 1,069 million gallons when compared with consumption in the same 2006 period.

Purchased services

Purchased service expenses of $1,489 million for the first nine months of 2007 were $58 million, or 4 percent, higher than the same 2006 period. This increase was primarily due to increases in the following costs: haulage payment for transportation over other railroads, and locomotive and ramping costs.

Depreciation and amortization

Depreciation and amortization expenses of $951 million for the first nine months of 2007 were $77 million, or 9 percent, higher than the same period in 2006. This increase in depreciation expense was primarily due to continuing capital expenditures.

Equipment rents

Equipment rents expenses of $704 million for the first nine months of 2007 were $9 million, or 1 percent, higher than the first nine months of 2006. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts and velocity improvements for freight car equipment.

Materials and other

Materials and other expenses of $693 million for the first nine months of 2007 were $156 million, or 29 percent, higher than the first nine months of 2006.  This increase was primarily due to higher materials, crew transportation and lodging expense and environmental expenses as well as a pre-tax charge of $81 million, which consisted of $65 million in environmental costs (see discussion in Note 5) and a non-cash charge of $16 million to write-off a technology system that has been replaced.

Income taxes

The effective tax rate for the nine months ended September 30, 2007 was 38.5 percent compared with 37.4 percent for the same prior year period. The increase in the effective tax rate is primarily due to favorable prior period income tax adjustments recorded in the second quarter of 2006.

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

•     Expectations as to the effect of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings on the Company’s financial condition;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•              Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, competition and consolidation within the transportation industry, the extent to which BNSF is successful in gaining new long-term relationships with customers or retaining existing ones, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•              Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; and

•              Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF’s systems, disruptions to BNSF’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances, or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements made by the Company may appear in the Company’s public filings with the SEC, which are accessible at www.sec.gov, and on the Company’s website at www.bnsf.com, and which investors are advised to consult.  In particular, a discussion of significant risk factors applicable to the Company is included in Part I, Item 1A, Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2006.

Item 4T.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: October 23, 2007

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