Form 10-K
period 2007-12-31
BNSF RAILWAY CO
filed 2008-02-15
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ___________

COMMISSION FILE NUMBER: 1-6324

Exact name of registrant as specified in its charter

BNSF Railway Company
State of Incorporation Delaware	I.R.S. Employer Identification No. 41-6034000
Address of principal executive offices, including zip code 2650 Lou Menk Drive Fort Worth, Texas 76131-2830	Registrant’s telephone number, including area code (800) 795-2673
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                 Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                             Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer [    ]       Accelerated filer [    ]     Non-accelerated filer [x]     Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                          Yes [    ] No [x]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 4, 2008.

*BNSF Railway Company is a wholly–owned subsidiary of Burlington Northern Santa Fe Corporation; as a result, there is no market data with respect to registrant’s shares.

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

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2007, BNSF Railway had approximately 40,000 employees.

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

The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors.

A downturn in the economy or change in government policy could negatively impact demand for the Company’s services.

Significant, extended negative changes in economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. In addition, changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for grain.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials.

The Company is required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity.

Future acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks, such as those that occurred on September 11, 2001, as well as the more recent attacks on the transportation systems in Madrid, London and in India, and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on its operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing or resulting in unpredictable operating or financial conditions, including disruptions of rail lines, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations. Further, local concerns on emissions and other forms of pollution could inhibit the Company’s ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may continue to be subject to allegations or findings to the effect that it has violated, or is strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company records liabilities for environmental cleanup when the amount of its liability is both probable and reasonably estimable.

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

The availability of qualified personnel could adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

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

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, or rising global demand. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. Additionally, the Company is expected to be able to offset a significant portion of the anticipated higher fuel costs through its fuel surcharge program in 2008. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

The Company’s operational dependencies may adversely affect results of operations, financial condition or liquidity.

Due to the integrated nature of the United States’ freight transportation infrastructure, the Company’s operations may be negatively affected by service disruptions of other entities such as ports and other railroads which interchange with the Company. A significant prolonged service disruption of one or more of these entities could have an adverse effect on the Company’s results of operations, financial condition or liquidity.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Track Configuration
BNSF Railway operates over a railroad system consisting of approximately 32,000 route miles of track (excluding multiple main tracks, yard tracks and sidings), approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2007. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2007, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2007, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration
BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below:

At December 31,	2007	2006	2005
Locomotives	6,400	6,330	5,790

Freight cars:
Covered hopper	36,439	33,488	34,631
Gondola	13,690	13,998	12,579
Open hopper	11,428	11,277	10,973
Flat	10,470	11,382	8,537
Box	7,948	8,937	8,685
Refrigerator	4,196	4,631	4,983
Tank	427	426	422
Autorack	416	641	748
Other	324	341	323
Total freight cars	85,338	85,121	81,881

Domestic chassis	11,714	12,849	12,649
Company service cars	4,070	3,982	4,091
Domestic containers	3,253	3,275	10,412
Trailers	1,200	1,209	1,916
Commuter passenger cars	163	165	179

Average age from date of manufacture–locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture–freight car fleet (years)[a]	14	14	15
a These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

Capital Expenditures
A breakdown of cash capital expenditures during 2007, 2006 and 2005 is set forth in the following table (in millions):

Year ended December 31,	2007	2006	2005
Maintenance of way:
Rail	$376	$304	$232
Ties	316	311	284
Surfacing	235	214	183
Other	432	397	354
Total maintenance of way	1,359	1,226	1,053
Mechanical	141	152	136
Information services	75	65	64
Other	105	121	108
Total maintenance of business	1,680	1,564	1,361
Terminal and line expansion	568	450	389
Total	$2,248	$2,014	$1,750

The above table does not include expenditures for equipment financed through operating leases (principally related to locomotives).

The extent of the BNSF Railway’s maintenance and capacity program is outlined in the following table:

Year ended December 31,	2008 Estimate	2007	2006	2005

Track miles of rail laid[a]	908	994	854	711
Cross ties inserted (thousands)[a]	3,237	3,126	2,957	3,171
Track resurfaced (miles)	13,075	11,687	12,588	12,790
a Includes both maintenance of existing route system and expansion projects. Expenditures for these maintenance programs are primarily capitalized.

Maintenance
As of December 31, 2007, General Electric Company, Alstom Transportation, Inc. and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,240 locomotives.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 33 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2007 volume were as follows:

Intermodal Facilities	Lifts

Hobart Yard (Los Angeles, California)	1,243,000
Logistics Park (Chicago, Illinois)	755,000
Corwith Yard (Chicago, Illinois)	739,000
Willow Springs (Illinois)	636,000
Alliance (Fort Worth, Texas)	567,000
Cicero (Illinois)	517,000
San Bernardino (California)	500,000
Argentine (Kansas City, Kansas)	369,000
Seattle International Gateway (Seattle, Washington)	305,000
Memphis (Tennessee)	284,000

BNSF Railway owns 23 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal, intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed

Argentine (Kansas City, Kansas)	1,807
Galesburg (Illinois)	1,642
Barstow (California)	1,349
Pasco (Washington)	1,274
Tulsa (Oklahoma)	1,198

As of December 31, 2007, certain BNSF Railway properties and other assets were subject to liens securing $102 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment leases and financing obligations, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity
Productivity, as measured by thousand gross ton miles per employee, is shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2007	2006	2005

Thousand gross ton miles divided by average number of employees	27,222	27,092	26,964

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

Consumer Products:
The Consumer Products’ freight business provided approximately 37 percent of freight revenues in 2007.

Industrial Products:
The Industrial Products’ freight business provided approximately 24 percent of freight revenues in 2007.

Coal:
In 2007, the transportation of coal contributed about 21 percent of freight revenues.

In February 2005, the Company received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting information concerning the Company’s pricing activities relating to the shipment of coal from the southern Powder River Basin. The Company continues to respond to requests for information.

Agricultural Products:
The transportation of Agricultural Products provided approximately 18 percent of 2007 freight revenues.

Freight Statistics
The following table sets forth certain freight statistics relating to rail operations for the periods indicated. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2007	2006	2005

Revenue ton miles (millions)[a]	657,572	647,857	604,656
Freight revenue per thousand revenue ton miles	$23.34	$22.44	$20.84
Average length of haul (miles)	1,079	1,067	1,068
a  Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenue, cars/units and average revenue per car/unit information for the two years ended December 31, 2007, is incorporated by reference from a table in Item 7, Management’s Narrative Analysis of Financial Condition and Results of Operations, under the heading “Results of Operations; Revenue Table.”

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

Railroad Retirement
Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been almost triple those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2007, the Railroad Retirement System required up to a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2007 was approximately 49 percent.

Item 3. Legal Proceedings
Beginning May 14, 2007, 27 similar class action complaints were filed in six federal district courts around the country against BNSF Railway and four other Class I railroads (and, in some cases, the Association of American Railroads) alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws and seeking injunctive relief and unspecified treble damages.  On November 6, 2007, the Judicial Panel on Multidistrict Litigation entered an order to consolidate cases in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings.  (In re:  Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). The Company believes that these claims are without merit and intends to defend against the allegations vigorously.  The Company is also responding to a state grand jury subpoena requesting production of information related to fuel surcharges.  The Company does not believe that the outcome of any of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

Results of Operations

Revenue Table
The following table presents BNSF Railway’s revenue information by business group for the years ended December 31, 2007, and 2006. Certain prior period amounts have been adjusted to conform to current year presentation.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
Year ended December 31,	2007	2006	2007	2006	2007	2006
Consumer Products	$5,664	$5,613	5,149	5,520	$1,100	$1,017
Industrial Products	3,682	3,586	1,664	1,686	2,213	2,127
Coal	3,279	2,916	2,472	2,458	1,326	1,186
Agricultural Products	2,720	2,425	1,033	973	2,633	2,492
Total freight revenues	15,345	14,540	10,318	10,637	$1,487	$1,367
Other revenues	260	271
Total operating revenues	$15,605	$14,811

Expense Table
The following table presents BNSF Railway’s expense information for the years ended December 31, 2007 and 2006 (in millions).

Year ended December 31,	2007	2006	[a]
Compensation and benefits	$3,754	$3,800
Fuel	3,197	2,734
Purchased services	1,995	1,894
Depreciation and amortization	1,290	1,174
Equipment rents	942	930
Materials and other	920	740
Total operating expenses	$12,098	$11,272
Interest expense	$87	$113
Other expense, net	$31	$39
Income tax expense	$1,383	$1,313
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

Year Ended December 31, 2007, Compared with Year Ended December 31, 2006
BNSF Railway recorded net income for 2007 of $2,197 million. In comparison, net income for 2006 was $2,236 million.

Revenues

Freight
Freight revenues of $15,345 million for 2007 were $805 million, or 6 percent higher than 2006. Freight revenues reflected a 3-percent decrease in unit volumes. Freight revenues include an increase of approximately $150 million in fuel surcharges compared with the same 2006 period. Growth in prices and fuel surcharges drove average revenue per car/unit up 9 percent in 2007 to $1,487 from $1,367 in 2006.

Consumer Products
The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $5,664 million for 2007 were $51 million, or 1 percent higher than 2006. Higher revenue per unit due to improved yields and fuel surcharges was partially offset by lower volumes related to economic softness as well as reduced trans-pacific service of a large international customer.

Industrial Products
Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues increased $96 million, or 3 percent, to $3,682 million for 2007, while unit volumes declined 1 percent. The 4-percent increase in average revenue per car was mainly the result of price increases. Strong demand for petroleum products, chemicals and plastics was offset by a decline in building products as a result of weakness in the housing market.

Coal
BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $3,279 million for 2007 increased $363 million, or 12 percent, versus a year ago due to improved yields, contractual inflation escalators, increased tons per unit and fuel surcharges. Coal unit volumes increased 1 percent despite mine production and weather-related issues.

Agricultural Products
The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $2,720 million for 2007 were $295 million, or 12 percent higher than revenues for 2006. This increase was primarily due to strong volume growth, favorable mix of business and price increases with the strongest revenue growth in wheat, soybeans, bulk foods, ethanol and fertilizer.

Other Revenues
Other revenues decreased $11 million, or 4 percent, to $260 million for 2007 compared to 2006. This decrease was primarily due to a reduction in customer storage revenues for containers at BNSF Railway intermodal hubs.

Expenses
Total operating expenses for 2007 were $12,098 million, an increase of $826 million, or 7 percent over 2006.

Compensation and Benefits
Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,754 million were $46 million, or 1 percent lower than 2006, on flat employee headcount. Wages and benefit increases were offset by lower variable compensation costs and other cost controls.

Fuel
Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $3,197 million for 2007 were $463 million, or 17 percent, higher than 2006. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency. The average all-in cost per gallon of diesel fuel increased by 37 cents to $2.22, or $538 million, which is comprised of an increase in the average purchase price of 16 cents, or $228 million, and a decrease in the hedge benefit of 21 cents, or $310 million (2007 benefit of $31 million less 2006 benefit of $341 million). Consumption in 2007 decreased 36 million gallons to 1,442 million gallons when compared with consumption in the same 2006 period, resulting in a $75 million decrease in fuel expense.

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

Purchased services expenses of $1,995 million for 2007 were $101 million, or 5 percent higher than 2006. Beyond general inflation, the largest drivers of this increase were: haulage payments for transportation over other railroads, principally due to a new southeast intermodal agreement; locomotive maintenance costs; and ramping costs (lifting of containers onto and off of cars).

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

Depreciation and amortization expenses of $1,290 million for 2007 were $116 million, or 10 percent higher than 2006. This increase was primarily due to continuing capital expenditures as well as updated depreciation rates for locomotives.

Equipment Rents
Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2007 of $942 million were $12 million, or 1 percent, higher than 2006, on a 3-percent decline in unit volumes. The variance represents an increase in locomotive lease expense, partially offset by a decrease in freight car equipment expense due to the impact of the Company’s privatization efforts, lower volumes and velocity improvements for freight car equipment.

Materials and Other
Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials in addition to other items for construction and maintenance of property and equipment. Other expenses include personal injury claims for which the Company is self-insured, environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $920 million for 2007 were $180 million, or 24 percent higher than 2006. The increase was primarily due to increases of approximately: (i) $65 million and $16 million first quarter environmental and technology charge, respectively (see discussion under the heading “Other Matters; Charge for Environmental Costs and Technology System Write-Off”); (ii) $40 million in environmental remediation developments; (iii) $25 million due largely to rising costs for materials for locomotives, freight cars and track structure; and (iv) $20 million in crew transportation costs principally due to increased fuel and insurance-related costs as well as increased usage due to adverse weather. In addition, a $22 million gain from a line sale to the State of New Mexico was recorded in 2006.

Interest Expense
Interest expense of $87 million for 2007 was $26 million, or 23 percent lower than 2006. This decrease was primarily due to lower average debt balances and lower average interest rates.

Income Taxes
The effective rate in 2007 was 38.6 percent compared with 37.0 percent for the prior year. The increase in the effective tax rate primarily reflects income tax adjustments that favorably impacted income tax expense in 2006 as compared to 2007.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such  as the regulation of carbon dioxide emissions that could reduce the demand for coal governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; and

•
Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF Railway’s  systems, restrictions on development and expansion plans due to environmental concerns, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Year ended December 31,	2007	2006

Fuel-hedge benefit (including ineffective portion of unexpired hedges)	$31	$341
Total hedge benefit	31	341
Tax effect	(12)	(131)
Hedge benefit, net of tax	$19	$210

The Company’s fuel-hedge benefit is due to increases in fuel prices subsequent to the initiation of various hedges. The information presented in Notes 3 and 9 to the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity
BNSF Railway engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2007, are based on the front month settlement prices of West Texas Intermediate crude oil (WTI). For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel and WTI.

At December 31, 2007, BNSF Railway had recorded a net fuel-hedging asset of $39 million for fuel hedges covering 2008 through 2010.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2008, and the balance sheet impact from the hypothetical price changes, both based on the Company’s hedge position at December 31, 2007:

Sensitivity Analysis
Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value
10 percent increase	$9 million increase	$13 million increase
10 percent decrease	$9 million decrease	$13 million decrease

Based on fuel consumption during the twelve-month period ended December 31, 2007, of 1,442 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $295 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis.

At December 31, 2007, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

Interest Rate Sensitivity
From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases. These interest rate hedges are accounted for as cash flow hedges. At December 31, 2007 there were no outstanding interest rate cash flow hedge transactions for BNSF Railway.

At December 31, 2007, the fair value of BNSF Railway’s debt, excluding capital leases, was $835 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2008, based on debt levels as of December 31, 2007:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt
1 percent decrease	$66 million increase
1 percent increase	$58 million decrease

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

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNSF Railway Company and its subsidiaries (the Company) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for planned major maintenance activities and the manner in which it accounts for uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 12, 2008

BNSF Railway Company and Subsidiaries

Consolidated Statements of Income
In millions

Year ended December 31,	2007	2006	2005
		(As Adjusted)[a]	(As Adjusted)[a]
Revenues	$15,605	$14,811	$12,846
Operating expenses:
Compensation and benefits	3,754	3,800	3,501
Fuel	3,197	2,734	1,959
Purchased services	1,995	1,894	1,722
Depreciation and amortization	1,290	1,174	1,110
Equipment rents	942	930	886
Materials and other	920	740	735
Total operating expenses	12,098	11,272	9,913
Operating income	3,507	3,539	2,933
Interest expense	87	113	127
Interest income, related parties	(191)	(162)	(85)
Other expense, net	31	39	35
Income before income taxes	3,580	3,549	2,856
Income tax expense	1,383	1,313	1,075
Net income	$2,197	$2,236	$1,781
a	Prior year numbers have been adjusted for the retrospective adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP)
AUG AIR-1, Accounting for Planned Major Maintenance Activities. See Note 2 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Balance Sheets
Dollars in millions

December 31,	2007	2006
		(As Adjusted)[a]
Assets
Current assets:
Cash and cash equivalents	$24	$20
Accounts receivable, net	805	932
Materials and supplies	579	488
Current portion of deferred income taxes	282	337
Other current assets	325	285
Total current assets	2,015	2,062

Property and equipment, net	29,513	27,871
Other assets	1,927	1,815
Intercompany notes receivable	–	3,317
Total assets	$33,455	$35,065
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$2,848	$2,981
Long-term debt due within one year	210	173
Total current liabilities	3,058	3,154

Long-term debt	1,511	1,215
Deferred income taxes	8,501	8,293
Casualty and environmental liabilities	843	830
Pension and retiree health and welfare liability	444	604
Employee separation costs	77	86
Other liabilities	1,578	1,171
Intercompany notes payable	–	35
Total liabilities	16,012	15,388
Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in-capital	6,286	6,286
Retained earnings	11,761	13,677
Intercompany notes receivable	(456)	–
Accumulated other comprehensive loss	(148)	(286)
Total stockholder’s equity	17,443	19,677
Total liabilities and stockholder’s equity	$33,455	$35,065
a	Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
See Note 2 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Cash Flows
In millions

Year ended December 31,	2007	2006	2005
		(As Adjusted)[a]	(As Adjusted)[a]
Operating Activities
Net income	$2,197	$2,236	$1,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,290	1,174	1,110
Deferred income taxes	302	330	211
Employee separation costs paid	(21)	(27)	(30)
Long-term casualty and environmental liabilities, net	26	(55)	(71)
Other, net	101	(192)	(156)
Changes in current assets and liabilities:
Accounts receivable, net	(120)	(129)	(106)
Change in accounts receivable sales program	–	–	(350)
Materials and supplies	(91)	(92)	(57)
Other current assets	12	105	13
Accounts payable and other current liabilities	(119)	(64)	397
Net cash provided by operating activities	3,577	3,286	2,742
Investing Activities
Capital expenditures	(2,248)	(2,014)	(1,750)
Net (increase) in intercompany notes receivable	(993)	(441)	(865)
Construction costs for facility financing obligation	(37)	(14)	(4)
Other, net	(115)	(130)	(364)
Net cash used for investing activities	(3,393)	(2,599)	(2,983)
Financing Activities
Payments on long-term debt	(182)	(467)	(164)
Proceeds from facility financing obligation	41	–	–
Net (decrease) increase in intercompany notes payable	(35)	(224)	107
Other, net	(4)	–	1
Net cash used for financing activities	(180)	(691)	(56)
Increase (decrease) in cash and cash equivalents	4	(4)	(297)
Cash and cash equivalents:
Beginning of year	20	24	321
End of year	$24	$20	$24
Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$75	$110	$125
Income taxes paid, net of refunds	$929	$1,009	$636
Non-cash asset financing	$461	$109	$68
Non-cash dividend	$4,100	$–	$–
a	Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
See Note 2 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity
In millions

	Common Stock and Paid-in-Capital	Retained Earnings [a]	Inter-company Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity [a]
Balance at December 31, 2004, as reported	$6,286	$9,533	$–	$7	$15,826
Cumulative effect retrospective application, net of tax expense of $78[a]	–	127	–	–	127
Balance at December 31, 2004, as adjusted	6,286	9,660	–	7	15,953
Comprehensive income:
Net income	–	1,781	–	–	1,781
Minimum pension liability adjustment, net of tax expense of $25	–	–	–	(39)	(39)
Fuel mark-to-market, net of tax expense of $12	–	–	–	(19)	(19)
Total comprehensive income	–	1,781	–	(58)	1,723
Balance at December 31, 2005, as adjusted	6,286	11,441	–	(51)	17,676
Comprehensive income:
Net income	–	2,236	–	–	2,236
Minimum pension liability adjustment, net of tax benefit of $24	–	–	–	40	40
Fuel mark-to-market, net of tax benefit of $125	–	–	–	(199)	(199)
Total comprehensive income	–	2,236	–	(159)	2,077
Adjustment to initially apply SFAS No. 158, net of tax benefit of $48	–	–	–	(76)	(76)
Balance at December 31, 2006, as adjusted	6,286	13,677	–	(286)	19,677
Adjustment for the adoption of FASB Interpretation No. (FIN) 48	–	(13)	–	–	(13)
Non-cash dividend ($4.1 per share)	–	(4,100)	–	–	(4,100)
Intercompany notes receivable	–	–	(456)	–	(456)
Comprehensive income:
Net income	–	2,197	–	–	2,197
Change in unrecognized prior service costs and actuarial losses, net of tax expense of $76	–	–	–	122	122
Fuel/interest hedge mark-to-market, net of tax expense of $11	–	–	–	16	16
Total comprehensive income	–	2,197	–	138	2,335
Balance at December 31, 2007	$6,286	$11,761	$(456)	$(148)	$17,443
a	Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance
Activities. See Note 2 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company
BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 37 percent, 24 percent, 21 percent and 18 percent, respectively, of total freight revenues for the year ended December 31, 2007.

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

2. Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to FIN 46R, Consolidation of Variable Interest Entities.

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

Leasehold improvements that meet capitalization criteria are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining lease term. Cash flows for capitalized leasehold improvements are reported in the investing activities other, net line of the Consolidated Statements of Cash Flows.

Planned Major Maintenance Activities
Effective January 1, 2007, the Company transitioned to the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Previously, the Company used the accrue-in-advance method of accounting for these planned major maintenance activities; however, under FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, issued in September 2006, this method is no longer allowed. This change was applied retrospectively for all periods presented. Accordingly, BNSF Railway has eliminated the asset and liability recorded from the accrue-in-advance methodology and established an asset for overhauls that have been performed. This asset of $245 million, which is included in property and equipment, net in the December 31, 2006 Consolidated Balance Sheets, will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years. The effects of these adjustments were as follows (in millions):

Consolidated Statements of Income
Year Ended December 31,	2006		2005
	As Reported	As Adjusted	As Reported	As Adjusted
Depreciation and amortization	$1,128	$1,174	$1,074	$1,110
Materials and other	790	740	776	735
Total operating expenses	11,276	11,272	9,918	9,913
Operating income	3,535	3,539	2,928	2,933
Income before income taxes	3,545	3,549	2,851	2,856

Income tax expense	1,311	1,313	1,073	1,075
Net income	$2,234	$2,236	$1,778	$1,781

Consolidated Balance Sheets
December 31,	2006
	As Reported	As Adjusted
Property and equipment, net	$27,626	$27,871
Other assets	1,906	1,815
Total assets	34,911	35,065

Deferred income taxes	8,211	8,293
Other liabilities	1,231	1,171
Total liabilities	15,366	15,388

Retained earnings	13,545	13,677
Total stockholder’s equity	19,545	19,677
Total liabilities and stockholder’s equity	$34,911	$35,065

Consolidated Statements of Cash Flows
Year Ended December 31,	2006				2005
	As Reported		As Adjusted		As Reported		As Adjusted
Net income	$2,234		$2,236		$1,778		$1,781
Depreciation and amortization	1,128		1,174		1,074		1,110
Deferred income taxes	328		330		209		211
Operating activities other, net	(223)		(192)		(212)		(156)
Net cash provided by operating activities	3,205		3,286		2,645		2,742

Investing activities other, net	(49)		(130)		(267)		(364)
Net cash used by investing activities	$(2,518	) $	(2,599	) $	(2,886	) $	(2,983)

The effects of the adjustments on years prior to fiscal 2005 resulted in an adjustment to increase stockholder’s equity as of January 1, 2005 by $127 million.

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

Income Taxes
Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. Investment tax credits are accounted for using the flow-through method.

Uncertain Tax Positions
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million (for additional information see Note 5 to the Consolidated Financial Statements).

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

Year ended December 31,	2005	[a]
Net income, as reported	$1,781
Stock-based employee compensation expense included in reported net income, net of related tax effects	23
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42)
Pro forma net income	$1,762
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

Employment Benefit Plans
BNSF Railway estimates liabilities and expenses for the pension and retiree health and welfare plans. Estimated amounts are based on historical information, current information and estimates regarding future events and circumstances. Significant assumptions used in the valuation of pension and/or retiree health and welfare liabilities include the expected return on plan assets, discount rate, rate of increase in compensation levels and the health care cost trend rate.

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

Fuel
Fuel costs represented 26 percent, 24 percent and 20 percent of total operating expenses during 2007, 2006 and 2005, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during 2007 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities
As of December 31, 2007, BNSF Railway’s total fuel-hedging positions covered approximately 3 percent, 1 percent and less than 1 percent of estimated fuel purchases for 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year ended December 31,	2007	2006	2005
Hedge benefit	$30	$342	$535
Ineffective portion of open hedges	1	(1)	(4)
Tax effect	(12)	(131)	(203)
Hedge benefit, net of tax	$19	$210	$328

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

December 31,	2007	2006
Short-term fuel-hedging asset	$29	$13
Long-term fuel-hedging asset	10	–
Short-term fuel-hedging liability	–	(2)
Ineffective portion of open hedges	–	1
Tax effect	(15)	(4)
Amount included in AOCL, net of tax	$24	$8
Settled fuel-hedging contracts receivable	$6	$37

BNSF Railway measures the fair value of hedges based upon data provided by various external counterparties. To value a swap, the Company uses the forward commodity price for the period hedged.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
As of December 31, 2006, BNSF Railway had outstanding fuel swap agreements utilizing NYMEX #2 HO. No additional HO hedges were entered into during 2007. As of December 31, 2007, there were no HO hedge positions outstanding.

West Texas Intermediate (WTI) Crude Oil Hedges
At December 31, 2007, BNSF Railway had outstanding fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2007, the sum of all such costs averaged approximately 55 cents per gallon.

During 2007, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 1.5 million barrels of fuel with an average swap price of $64.12 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of December 31, 2007.

	Quarter Ending
2008	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	290	260	230	230	1,010
Equivalent gallons hedged (in millions)	12.18	10.92	9.66	9.66	42.42
Average swap price (per barrel)	$63.69	$63.77	$63.70	$63.70	$63.72
Fair value (in millions)	$9	$8	$6	$6	$29

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	100	100	100	70	370
Equivalent gallons hedged (in millions)	4.20	4.20	4.20	2.94	15.54
Average swap price (per barrel)	$65.10	$65.10	$65.10	$65.00	$65.08
Fair value (in millions)	$2	$2	$2	$2	$8

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	70	–	–	–	70
Equivalent gallons hedged (in millions)	2.94	–	–	–	2.94
Average swap price (per barrel)	$64.80	$–	$–	$–	$64.80
Fair value (in millions)	$2	$–	$–	$–	$2

Summarized Comparative Prior Year Information

The following table provides summarized comparative information for hedge transactions outstanding as of December 31, 2006.

Year ended December 31,	2007

HO Swaps
Gallons hedged (in millions)	55.65
Average swap price (per gallon)	$2.11
Fair value (in millions)	$(16)

HO Collars
Gallons hedged (in millions)	40.95
Average cap price (per gallon)	$1.17
Average floor price (per gallon)	$1.07
Fair value (in millions)	$23

WTI Collars
Barrels hedged (in thousands)	150
Equivalent gallons hedged (in millions)	6.30
Average cap price (per barrel)	$33.00
Average floor price (per barrel)	$29.00
Fair value (in millions)	$4

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

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

December 31,	2007	2006
Unrecognized gain on closed hedges	$–	$1
Tax effect	–	–
Unrecognized gain in AOCL, net of tax	$–	$1

4. Other Expense, Net
Other expense, net includes the following (in millions):

Year ended December 31,	2007	2006	2005
Accounts receivable sales fees	$19	$23	$15
Loss from participation in synthetic fuel partnership	5	9	14
Miscellaneous, net	7	7	6
Total	$31	$39	$35

The decrease in other expense, net was predominantly due to lower accounts receivable sales fees and a decrease in losses on BNSF Railway’s participation in a synthetic fuel partnership.

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generates Section 29 synthetic fuel tax credits, which reduce the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2007, 2006 and 2005, BNSF Railway received a tax benefit from its participation in the partnership of approximately $7 million, $11 million and $16 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2007, 2006 and 2005, the Company recorded approximately $5 million, $9 million and $14 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership does not qualify for consolidation under FIN 46R, as BNSF Railway is not the primary beneficiary of the partnership. The partnership’s activities terminated on December 31, 2007; therefore, the Company will not have any additional exposure to loss from the synthetic fuel partnership.

5. Income Taxes
Income tax expense was as follows (in millions):

Year ended December 31,	2007	2006	[a]	2005	[a]
Current:
Federal	$949	$869		$763
State	132	114		101
Total current	1,081	983		864
Deferred:
Federal	248	316		181
State	54	14		30
Total deferred	302	330		211
Total	$1,383	$1,313		$1,075
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	2.5	3.0
Tax law change	–	(0.2)	–
Synthetic fuel credits	(0.1)	(0.2)	(0.4)
Other, net	0.3	(0.1)	–
Effective tax rate	38.6%	37.0%	37.6%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2007	2006 [a]
Deferred tax liabilities:
Depreciation and amortization	$(8,958)	$(8,719)
Hedging	(22)	(12)
Other	(179)	(210)
Total deferred tax liabilities	(9,159)	(8,941)
Deferred tax assets:
Casualty and environmental	328	313
Pension and retiree health and welfare benefits	184	247
Compensation and benefits	145	157
Employee separation costs	35	39
Other	248	229
Total deferred tax assets	940	985
Net deferred tax liability	$(8,219)	$(7,956)
Non-current deferred income tax liability	$(8,501)	$(8,293)
Current portion of deferred income taxes	282	337
Net deferred tax liability	$(8,219)	$(7,956)
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

In accordance with the income tax allocation agreement between BNSF and BNSF Railway Company, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities.

All federal income tax returns of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation, are closed through 1994 and the business combination date of September 22, 1995, respectively. Internal Revenue Service (IRS) examination of the years 1995 through 1999 for BNSF Railway is completed, and the un-agreed issues are pending before IRS Appeals.  It is anticipated that a settlement with the IRS for the years 1995 through 1999 may be reached within the next twelve months.  Examination of the years 2000 through 2002 and 2003 through 2005 for BNSF are completed and protests of the un-agreed issues are pending before IRS Appeals.  BNSF Railway is currently under examination for year 2006.

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

Due to the capital-intensive nature of BNSF Railway’s business, a significant portion of the audit issues with the IRS and other taxing authorities relate to whether expenditures are classified as maintenance or capital and whether certain asset valuations are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2007.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at December 31, 2007 was $125 million, of which $91 million would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$87

Additions for tax positions related to current year	29
Additions/reductions for tax positions taken in prior years	12
Reductions for tax positions as a result of:
Settlements	–
Lapse of statute of limitations	(3)
Balance at December 31, 2007	$125

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF Railway does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $41 million and $65 million for the payment of interest and penalties for the years ending December 31, 2007, and 2006, respectively. For the year ended December 31, 2007, the Company recognized a reduction of approximately $7 million in interest and penalty expense. For the years ended December 31, 2006, and 2005, the Company recognized approximately $5 million and $9 million in interest and penalty expense, respectively.

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2007, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million 3-year accounts receivable facilities. BNSF Railway amended the two 364-day facilities in November 2007, reducing the committed amounts to $175 million each and modifying their maturities to November 2008. The two 3-year facilities were entered into in November 2007 concurrently with the amendment and extension of the two 364-day facilities and will mature in November 2010. Outstanding undivided interests held by investors under the A/R sales program were $300 million at December 31, 2007 and 2006, respectively, with $75 million in each facility. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,105 million and $1,030 million of receivables transferred by SFRC to the master trust at December 31, 2007 and 2006, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $805 million and $730 million at December 31, 2007 and 2006, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at both December 31, 2007 and 2006 of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $16.8 billion, $15.8 billion and $13.6 billion in 2007, 2006 and 2005, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $19 million, $23 million and $15 million for the years ended December 31, 2007, 2006 and 2005, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 5.6 percent, 5.3 percent and 3.3 percent for the years ended December 31, 2007, 2006 and 2005, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold for the combined dilution and delinquency percentages. BNSF Railway has historically experienced very low levels of default or dilution and was well below the established rate at December 31, 2007. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2007 and 2006, $11 million and $26 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At both December 31, 2007 and 2006, $36 million of such allowances had been recorded, of which $34 million had been recorded as a reduction to accounts receivable, net. The remaining $2 million at December 31, 2007 and 2006, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the years ended December 31, 2007 and 2006, $4 million and $8 million, respectively, of accounts receivable were written off.

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2007, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net
Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2007	2006	[a]	2007 Depreciation Rates
Land	$1,718	$1,679		–%
Track structure	17,982	17,080		3.2%
Other roadway	12,370	11,589		2.4%
Locomotives	4,003	3,704		6.4%
Freight cars and other equipment	2,034	1,939		5.2%
Computer hardware and software	573	489		13.9%
Total cost	38,680	36,480
Less accumulated depreciation and amortization	(9,167)	(8,609)
Property and equipment, net	$29,513	$27,871
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

The Consolidated Balance Sheets at December 31, 2007 and 2006, included $1,507 million, net of $469 million of amortization and $1,039 million, net of $409 million of amortization, respectively, for property and equipment under capital leases, primarily for locomotives.

The Company capitalized $17 million, $14 million and $13 million of interest for the years ended December 31, 2007, 2006 and 2005, respectively.

8. Accounts Payable and Other Current Liabilities
Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2007	2006
Compensation and benefits payable	$568	$698
Accounts payable	335	330
Income tax liabilities	303	356
Rents and leases	303	350
Casualty and environmental liabilities	246	233
Customer incentives	145	163
Property tax liabilities	141	132
Other	807	719
Total	$2,848	$2,981

9. Debt
Debt outstanding was as follows (in millions):

December 31,	2007[a]		2006[a]
Notes and debentures, due 2022	$200	8.8%	$200	8.8%
Equipment obligations, due 2008 to 2016	297	6.6	347	6.7
Capitalized lease obligations, due 2008 to 2027	938	6.3	609	6.9
Mortgage bonds, due 2008 to 2047	102	5.6	106	5.7
Financing obligations, due 2008 to 2028	211	6.3	153	6.3
Unamortized discount and other, net	(27)		(27)
Total	1,721		1,388
Less current portion of long-term debt	(210)	7.2%	(173)	7.4%
Long-term debt	$1,511		$1,215
a Amounts represent debt outstanding and weighted average interest rates for 2007 and 2006, respectively. Maturities are as of December 31, 2007.

As of December 31, 2007, certain BNSF Railway properties and other assets were subject to liens securing $102 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates.

	December 31, 2007
	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
Fixed-rate debt (in millions)	$210	$188	$156	$116	$93	$958	$1,721	$783	$835
Average interest rate	7.2%	6.9%	6.7%	6.4%	6.4%	6.6%	6.7%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value.

At December 31, 2006, BNSF Railway had $35 million of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. During 2007, BNSF Railway made net repayments of $35 million of variable rate notes. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements. No intercompany notes payable were outstanding at December 31, 2007.

At December 31, 2007 and 2006, BNSF Railway had $456 million and $3,317 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $2,861 million decrease in intercompany notes receivable is due to repayments of $715 million and an in-kind dividend of $3,854 million partially offset by $1,708 million of loans to BNSF during 2007. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

As a result of the in-kind dividend in December 2007, BNSF Railway reclassified the remaining intercompany notes receivable to equity.

Capital Leases
In 2007, BNSF Railway entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years.

Financing Obligation
In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF Railway will lease the facility from the third party for 20 years. Construction is expected to be completed by early 2009 with an approximate cost of $160 million. As of December 31, 2007, BNSF Railway has sold $41 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Guarantees
Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2007, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56		$81		$81		11	$31	[b]
Westside Intermodal Transportation Corporation	0.0%	$40		$61		$–		16	$34	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13		$19		$–		16	$10	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	10	$14	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various	$68	[c]
All other	0.0%	$6		$7		$3		Various	$–
a  Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b  Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c  Reflects the FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.
d  There is no cap to the liability that can be sought from BNSF Railway for BNSF Railway’s negligence or the negligence of the indemnified party.
    However, BNSF Railway could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

Residual Value Guarantees (RVG)
In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2008 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2007, the Company had recorded a $68 million asset and corresponding liability for the fair value of the RVG.

All Other
As of December 31, 2007, BNSF Railway guaranteed $6 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $3 million of the $6 million of guarantees. These guarantees expire between 2008 and 2013.

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

10. Commitments and Contingencies
Lease Commitments
BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2007, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2008	$204	$699
2009	175	681
2010	138	629
2011	96	582
2012	78	525
Thereafter	518	4,382
Total	1,209	$7,498
Less amount representing interest	(271)
Present value of minimum lease payments	$938
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $706 million, $665 million and $565 million for the years ended December 31, 2007, 2006 and 2005, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.” Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

BNSF Railway assesses its unasserted liability exposure on an annual basis during the third quarter. BNSF Railway determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim.  Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

During the third quarters of 2007, 2006 and 2005, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In 2006 and 2005, management recorded no additional expense. The Company plans to update its study again in the third quarter of 2008.

Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2007	2006	2005
Beginning balance	$306	$326	$345
Accruals	(17)	–	–
Payments	(19)	(20)	(19)
Ending balance at December 31,	$270	$306	$326

Of the obligation at December 31, 2007, $226 million was related to unasserted claims while $44 million was related to asserted claims. At December 31, 2007 and 2006, $17 million and $22 million were included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	2007	2006
Claims unresolved at January 1,	1,975	2,121
Claims filed	376	530
Claims settled, dismissed or otherwise resolved	(570)	(676)
Claims unresolved at December 31,	1,781	1,975

Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 55, 70 and 90 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $245 million to $295 million. However, BNSF Railway believes that the $270 million recorded at December 31, 2007, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury
BNSF Railway estimates its other personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because, while the Company has concluded that a probable loss has occurred, it cannot estimate the range of reasonably possible loss due to other contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. The Company believes that the low end of the range of reasonably possible loss, as that term is used in FIN 14, Reasonable Estimation of the Amount of a Loss, is immaterial for these repetitive stress and other occupational trauma claims.

BNSF Railway monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2007	2006	2005
Beginning balance	$439	$422	$459
Accruals	190	188	181
Payments	(190)	(171)	(218)
Ending balance at December 31,	$439	$439	$422

At December 31, 2007 and 2006, $163 million and $153 million were included in current liabilities, respectively. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	2007	2006
Claims unresolved at January 1,	3,130	3,617
Claims filed	3,894	3,516
Claims settled, dismissed or otherwise resolved	(3,702))	(4,003)
Claims unresolved at December 31,	3,322	3,130

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $380 million to $530 million. However, BNSF Railway believes that the $439 million recorded at December 31, 2007, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company
Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2007, 2006 and 2005, BNSF Railway paid premiums of $165 million, $162 million and $157 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $165 million, $162 million and $157 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At December 31, 2007 and 2006, unamortized premiums remaining on the Consolidated Balance Sheets were $4 million, respectively. During 2007, 2006 and 2005, BNSF IC made claim payments totaling $150 million, $130 million and $133 million, respectively, for settlement of covered claims.

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

BNSF Railway estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources , including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

During the third quarter of 2007, 2006 and 2005, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable.  As a result of this study, in the third quarter of 2007, 2006 and 2005, management recorded additional expense of approximately $20 million, $5 million and $12 million as of the June 30 measurement date, respectively.  The Company plans to update its study again in the third quarter of 2008.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware, (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites, or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party claims as of December 31, 2007, is approximately $21 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 346 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2007	2006	2005
Beginning balance	$318	$370	$385
Accruals	126	20	33
Payments	(64)	(72)	(48)
Ending balance at December 31,	$380	$318	$370

At December 31, 2007 and 2006, $66 million and $58 million was included in current liabilities, respectively. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2007, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway Sites		Superfund Sites
	2007	2006	2007	2006
Number of sites at January 1,	375	369	20	20
Sites added during the period	16	23	–	–
Sites closed during the period	(45)	(17)	–	–
Number of sites at December 31,	346	375	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF Railway believes that the $380 million recorded at December 31, 2007, is the best estimate of the Company’s future obligation for environmental costs.

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

11. Employee Separation Costs
Employee separation costs activity was as follows (in millions):

	2007	2006	2005
Beginning balance at January 1,	$107	$132	$154
Accruals	5	2	8
Payments	(21)	(27)	(30)
Ending balance at December 31,	$91	$107	$132

Employee separation liabilities of $91 million were included in the Consolidated Balance Sheet at December 31, 2007, and principally represent the following: (i) $86 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $4 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2007, $14 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of December 31, 2007, the Company had updated its estimate and recorded an additional liability of $4 million related to deferred benefits (see (i) above) and a liability of $1 million related to non-union severance costs (see (iii) above). The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above will be paid over the next several years based on deferral elections made by the affected employees.

12. Employment Benefit Plans
BNSF sponsors a funded, noncontributory qualified pension plan, the BNSF Retirement Plan, which covers most non-union employees, and an unfunded non-tax-qualified pension plan, the BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008.

The following table shows the incremental effect of applying SFAS No. 158 to both the Company’s pension and retiree health and welfare plans on individual line items in the Consolidated Balance Sheet as of December 31, 2006, (in millions):

	Pension and Retiree Health and Welfare Benefits
	Balances Prior to Adoption of SFAS No. 158 and the Minimum Liability Adjustment	Minimum Liability Adjustment	Balances Prior to Adoption of SFAS No. 158	SFAS No. 158 Adoption Adjustments	Ending Balances After Adoption of SFAS No. 158
Pension asset	$156	$–	$156	$(156)	$–
Total assets	$35,221	$–	$35,221	$(156)	$35,065

Pension liability	$52	$–	$52	$(52)	$–
Additional minimum pension liability	$417	(64)	$353	(353)	$–
Liability for retiree health and welfare benefits	$257	–	$257	(257)	$–
Pension and retiree health and welfare liability	$–	–	$–	630	$630
Deferred income taxes	$8,317	24	$8,341	(48)	$8,293
Total liabilities	$15,508	$(40)	$15,468	$(80)	$15,388

AOCL	$(250)	$40	$(210)	$(76)	$(286)
Total stockholder’s equity	$19,713	$40	$19,753	$(76)	$19,677

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2007	2006	2005	2007	2006	2005
Service cost	$25	$25	$20	$2	$3	$2
Interest cost	97	94	95	17	15	17
Expected return on plan assets	(105)	(97)	(102)	–	–	–
Amortization of net loss	35	46	25	6	3	–
Amortization of prior service cost	–	–	–	(8)	(7)	(8)
Net cost recognized	$52	$68	$38	$17	$14	$11

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Benefit Obligation	2007	2006	2007	2006
Benefit obligation at beginning of period	$1,830	$1,858	$311	$295
Service cost	25	25	2	3
Interest cost	97	94	17	15
Plan participants' contributions	–	–	8	8
Actuarial (gain) loss	(59)	(18)	(3)	19
Medicare subsidy	–	–	2	1
Benefits paid	(130)	(129)	(33)	(30)
Projected benefit obligation at end of period	1,763	1,830	304	311
Component representing future salary increases	(57)	(76)	–	–
Accumulated benefit obligation at end of period	$1,706	$1,754	$304	$311

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at September 30, 2007 and 2006.

The following table shows the change in plan assets of the plans based on the September 30 measurement date (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Plan Assets	2007	2006	2007	2006
Fair value of plan assets at beginning of period	$1,394	$1,347	$–	$–
Actual return on plan assets	208	126	–	–
Employer contribution	116	50	23	21
Plan participants' contributions	–	–	8	8
Medicare subsidy	–	–	2	1
Benefits paid	(130)	(129)	(33)	(30)
Fair value of plan assets at measurement date	$1,588	$1,394	$–	$–
Adjustment for fourth quarter contribution	$2	$111	$5	$6

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2007	2006	2007	2006
Funded status (plan assets less projected benefit obligations)	$(173)	$(325)	$(299)	$(305)

Of the combined pension and retiree health and welfare benefits liability of $472 million recognized as of December 31, 2007, $28 million was included in other current liabilities.

Prior to December 31, 2006, actuarial gains and losses and prior service costs were not recognized in the Company’s Consolidated Balance Sheets, but were only included in the footnote disclosures. Beginning on December 31, 2006, upon adoption of SFAS No. 158, the Company began recognizing these costs in the Consolidated Balance Sheets through an adjustment to AOCL. Beginning in 2007, the Company recognized actuarial gains and losses and prior service costs in AOCL as they arose. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2007	2006	2005	2007	2006	2005
Balance at January 1,	$429	$417	$353	$48	$–	$–
Increase (decrease) in minimum liability included in other comprehensive loss prior to adoption of SFAS No. 158	–	(64)	64	–	–	–
SFAS No. 158 adoption adjustment	–	76	–	–	48	–
Amortization of actuarial loss	(35)	–	–	(6)	–	–
Amortization of prior service costs	–	–	–	8	–	–
Actuarial gain	(161)	–	–	(4)	–	–
Balance at December 31,	$233	$429	$417	$46	$48	$–

The estimated net actuarial loss and prior service credit for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $16 million and less than $1 million, respectively. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $4 million and $8 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2007	2006	2007	2006
Net actuarial loss	$234	$430	$67	$77
Prior service cost	(1)	(1)	(21)	(29)
Pre-tax amount recognized in AOCL at December 31,	233	429	46	48
After-tax amount recognized in AOCL at December 31,	$143	$264	$28	$29

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

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits			Retiree Health and Welfare Benefits
Assumptions used to determine net cost for fiscal years ended December 31,	2007	2006	2005	2007	2006	2005
Discount rate	5.50%	5.25%	5.75%	5.50%	5.25%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Rate of compensation increase	3.90%	3.90%	3.90%	3.90%	3.90%	3.90%
	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions used to determine benefit obligations at September 30,	2007	2006	2007	2006
Discount rate	6.00%	5.50%	6.00%	5.50%
Rate of compensation increase	3.80%	3.90%	3.80%	3.90%

The following table presents assumed health care cost trend rates:

December 31,	2007	2006	2005
Assumed health care cost trend rate for next year	10.50%	10.00%	10.50%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase	One Percentage-Point Decrease
Effect on total service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	$23	$(20)

The qualified BNSF Retirement Plan asset allocation at September 30, 2007 and 2006 and the target allocation for 2007 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets at September 30,
Plan Asset Allocation	2007	2007	2006
Equity Securities	45 – 75%	63%	63%
Fixed Income Securities	20 – 40%	27	28
Real Estate	5 – 15%	10	9
Total		100%	100%

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

Based on its current assumptions and funding methodology, the Company is expected to be required to make contributions of $34 million to the BNSF Retirement Plan in 2008. The Company expects to make benefit payments in 2008 of approximately $7 million and $25 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy
2008	$131		$25	$(3)
2009	133		26	(3)
2010	134		27	(3)
2011	135		28	(3)
2012	136		28	(3)
2013–2017	691		144	(20)
a Primarily consists of Qualified Defined Benefit Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. The Company matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. The Company’s 401(k) matching expense was $21 million, $28 million and $20 million in 2007, 2006 and 2005, respectively.

Other
Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $46 million, $44 million and $43 million, in 2007, 2006 and 2005, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

13. Related Party Transactions
BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $929 million, $1,009 million and $636 million during 2007, 2006 and 2005, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

In December 2007, BNSF Railway declared an in-kind dividend of $4.1 billion, or $4.1 million per share, to BNSF, which reduced notes receivable and accounts receivable by $3,854 million and $246 million, respectively.

At December 31, 2007 and 2006, BNSF Railway had $44 million and $148 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At December 31, 2007 and 2006, BNSF Railway had $41 million and $61 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Included in the $104 million decrease in intercompany receivables is an in-kind dividend of $246 million which was partially offset by additional borrowings by BNSF.  Net intercompany balances are settled in the ordinary course of business.

At December 31, 2006, BNSF Railway had $35 million of intercompany notes payable to BNSF at a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. BNSF Railway did not have an outstanding intercompany notes payable balance at December 31, 2007.  During 2007, BNSF Railway had additional borrowings of $1 million and made $36 million of additional repayments of variable rate notes. Borrowings and repayments on the intercompany notes payable are reflected as financing activities in the Consolidated Statements of Cash Flows. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Income Statements.

At December 31, 2007 and 2006, BNSF Railway had $456 million and $3,317 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $2,861 million decrease in intercompany notes receivable is due to repayments of $715 million and an in-kind dividend of $3,854 million partially offset by $1,708 million of loans to BNSF during 2007. During the first quarter of 2007, the Company revised its classification of repayments and borrowings on the intercompany notes receivable from its parent in the Consolidated Statement of Cash Flows to an appropriate classification as investing activities rather than financing activities, as previously reported. For the years ended December 31, 2006 and 2005, the revisions of $441 million and $865 million, respectively, increased cash used for investing activities and decreased cash used for financing activities. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

As a result of the in-kind dividend in December 2007, BNSF Railway reclassified the remaining intercompany notes receivable to equity.

BNSF Logistics is a wholly-owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $28 million, $38 million and $26 million for the years ended December 31, 2007, 2006 and 2005, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $30 million, $31 million and $22 million for the years ended December 31, 2007, 2006 and 2005.

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

14. Stock-Based Compensation
On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 10 million common shares were available for future grant at December 31, 2007.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 450,000 common shares were available for future grant at December 31, 2007.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2007	2006	2005
Weighted average expected life (years)	4.6	4.5	4.5
Weighted average expected volatility	24.0%	24.0%	24.0%
Weighted average dividend per share	$1.02	$0.81	$0.69
Weighted average risk free interest rate	4.31%	4.76%	3.75%
Weighted average fair value of options granted per share	$21.91	$20.51	$11.33

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

A summary of the status of stock options as of, and for the year ended December 31, 2007, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2007	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at beginning of year	15,060	$38.37
Granted	1,777	88.33
Exercised	(5,249)	32.34
Cancelled	(244)	73.95
Balance at end of year	11,344	$48.22	5.32	$407
Options exercisable at year end	8,459	$38.04	4.26	$384

The total intrinsic value of options exercised was $281 million, $222 million and $232 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Incentive Programs
BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2007, is presented below (shares in thousands):

Year ended December 31, 2007	Time Based		Performance Based		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total
Balance at beginning of year	1,267	$48.40	765	$53.50	861	$46.19	64	$49.79	2,957	$49.10
Granted	59	86.38	560	88.80	–	–	7	79.28	626	88.47
Vested	(557)	33.96	(235)	32.72	(219)	32.16	(20)	34.62	(1,031)	33.31
Cancelled	(51)	60.73	(74)	78.33	(3)	50.83	–	–	(128)	70.64
Balance at end of year	718	$61.83	1,016	$75.97	639	$50.98	51	$59.73	2,424	$64.85

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2006 and 2005, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program
Year ended December 31, 2006	$79.88	$80.17	$81.31	$81.31
Year ended December 31, 2005	$49.23	$49.21	$47.58	$46.91

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2007, 2006 and 2005 is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total
Year ended December 31, 2007	$49	$21	$18	$1	$89
Year ended December 31, 2006	$42	$–	$25	$1	$68
Year ended December 31, 2005	$44	$11	$8	$1	$64

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

Additionally, related to the 2007, 2006 and 2005 performance-based grant, eligible employees may also earn performance stock that will be granted in 2010, 2009 and 2008, respectively, contingent upon achievement of higher ROIC goals and continued salaried employment. BNSF has committed to a maximum grant of approximately 279,000, 235,000 and 316,000 shares, respectively.

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2007	2006	2005
Compensation cost	$66	$72	$37
Income tax benefit	(23)	(25)	(14)
Total	$43	$47	$23

Compensation cost capitalized	$7	$6	$3

At December 31, 2007, there was $105 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.19 years.

15. Quarterly Financial Data—Unaudited

Dollars in millions	Fourth	Third	Second	First
2007
Revenues	$4,194	$4,015	$3,795	$3,601
Operating income	$948	$1,010	$846	$703
Net income	$590	$633	$530	$444
2006[a]
Revenues	$3,841	$3,887	$3,657	$3,426
Operating income	$947	$919	$876	$797
Net income	$617	$573	$557	$489
a  Prior year numbers have been adjusted for the retrospective adoption of FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities.
    See Note 2 to the Consolidated Financial Statements for additional information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures
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

Management’s Report on Internal Control Over Financial Reporting
The management of BNSF Railway is responsible for establishing and maintaining adequate internal control over financial reporting. BNSF Railway’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of BNSF Railway’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

Management assessed the effectiveness of the BNSF Railway’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, BNSF Railway concluded that as of December 31, 2007, BNSF Railway’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
As of the end of the period covered by this report, BNSF Railway's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services
BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant's principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accounting fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading "Item 2: Appointment of Independent Auditor; Independent Auditor Fees" in BNSF's proxy statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements—see Item 8.

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

BNSF Railway Company
	By:	/s/ Matthew K. Rose
Dated: February 14, 2008		Matthew K. Rose
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

Signature                                                                              Title

/s/ Matthew K. Rose                                                            Chaiman, President and Chief Executive Officer
Matthew K. Rose                                                                  (Principal Executive Officer), and Director

/s/ Thomas N. Hund                                                             Executive Vice President and Chief Financial Officer
Thomas N. Hund                                                                   (Principal Financial Officer), and Director

/s/ Paul W. Bischler                                                              Vice President and Controller
Paul W. Bischler                                                                    (Principal Accounting Officer)

/s/ Carl R. Ice                                                                         Director
Carl R. Ice

/s/ John P. Lanigan                                                               Director
John Lanigan

/s/ Roger Nober                                                                    Director
Roger Nober

Dated:  February 14, 2008

S-1

BNSF Railway Company and Subsidiaries

Exhibit Index

Exhibit Number and Description		Incorporated by Reference (if applicable)
		Form	File Date	File No.	Exhibit

3.1	Restated Certificate of Incorporation of BNSF Railway Company, dated January 17, 2005.	10-Q	7/26/2005	001-06324	3.1

3.2	By-Laws of BNSF Railway Company, as amended August 30, 2005.	10-Q	10/25/2005	001-06324	3.1

12.1	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

*Filed herewith

E-1