Form 10-Q
period 2008-03-31
BNSF RAILWAY CO
filed 2008-04-29
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  [x]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer  [ ]  Accelerated filer  [  ]   Non-accelerated filer  [x ] Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                 Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at April 21, 2008

Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

Three Months Ended March 31,	2008	2007
		(As Adjusted)[a]
Revenues	$4,211	$3,602

Operating expenses:
Fuel	1,009	652
Compensation and benefits	977	927
Purchased services	519	500
Depreciation and amortization	341	307
Equipment rents	230	232
Materials and other	253	280
Total operating expenses	3,329	2,898
Operating income	882	704
Interest expense	27	21
Interest income, related parties	(5)	(49)
Other expense, net	3	8

Income before income taxes	857	724
Income tax expense	330	279
Net income	$527	$445
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31,	December 31,
	2008	2007
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$81	$24
Accounts receivable, net	887	805
Materials and supplies	638	579
Current portion of deferred income taxes	327	282
Other current assets	479	325
Total current assets	2,412	2,015

Property and equipment, net	29,776	29,560
Other assets	2,203	1,953
Total assets	$34,391	$33,528

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,858	$2,822
Long-term debt due within one year	213	210
Total current liabilities	3,071	3,032

Long-term debt	1,502	1,511
Deferred income taxes	8,669	8,519
Casualty and environmental liabilities	850	843
Pension and retiree health and welfare liability	452	444
Employee separation costs	75	77
Other liabilities	1,562	1,578
Total liabilities	16,181	16,004
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,331	6,331
Retained earnings	12,317	11,797
Intercompany notes receivable	(300)	(456)
Accumulated other comprehensive loss	(138)	(148)
Total stockholder’s equity	18,210	17,524
Total liabilities and stockholder’s equity	$34,391	$33,528
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended March 31,	2008	2007
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$527	$445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341	307
Deferred income taxes	96	66
Employee separation costs paid	(4)	(6)
Long-term casualty and environmental liabilities, net	7	42
Other, net	(19)	23
Changes in current assets and liabilities:
Accounts receivable, net	(82)	28
Change in accounts receivable sales program	–	300
Materials and supplies	(59)	(18)
Other current assets	(150)	(140)
Accounts payable and other current liabilities	33	(208)
Net cash provided by operating activities	690	839
INVESTING ACTIVITIES
Capital expenditures	(468)	(537)
Net decrease in intercompany notes receivable	–	22
Construction costs for facility financing obligation	(4)	(1)
Other, net	(277)	(275)
Net cash used for investing activities	(749)	(791)
FINANCING ACTIVITIES
Payments on long-term debt	(58)	(44)
Proceeds from facility financing obligation	18	–
Net decrease in intercompany notes receivable	156	–
Net cash provided by (used for) financing activities	116	(44)
Increase in cash and cash equivalents	57	4
Cash and cash equivalents:
Beginning of period	24	20
End of period	$81	$24
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$32	$23
Income taxes paid, net of refunds	$310	$254
Non-cash asset financing	$25	$15
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital		Retained Earnings		Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2007, as adjusted	$6,331	[a]	$11,797	[a]	$(456)	$(148)	$17,524 [a]
Adjustment to change the measurement date pursuant to Statement of Financial Accounting Standard (SFAS) No. 158	–		(7)		–	2	(5)
Adjustment to initally apply SFAS No. 158 to equity method investees	–		–		–	(2)	(2)
Change in intercompany notes receivable	–		–		156	–	156
Comprehensive income:
Net income	–		527		–	–	527
Amortization of prior service costs and actuarial losses, net of tax expense of $1	–		–		–	2	2
Gain on derivative instruments and other items, net of tax expense of $5	–		–		–	9	9
Unrealized loss on securities held by equity method investees, net of tax benefit of less than $1	–		–		–	(1)	(1)
Total comprehensive income							537
Balance at March 31, 2008	$6,331		$12,317		$(300)	$(138)	$18,210

[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF.

 BNSF Acquisition, Inc. (BNSF Acquisition), a wholly-owned subsidiary of BNSF was merged with and into BNSF Railway on March 18, 2008. BNSF Acquisition was formed on April 17, 1996 as the vehicle to acquire Washington Central Railroad Company, Inc. SFAS No. 141, Business Combinations, carries forward without reconsideration the previous guidance related to the combination of entities under common control in Accounting Principles Board Opinion No. 16, Business Combinations. As such, the consolidated balance sheets at March 31, 2008 and December 31, 2007 and the consolidated statements of income and cash flow for the quarters ended March 31, 2008 and 2007 have been adjusted to reflect this transaction as if it had occurred as of the beginning of the earliest period presented. As a result, the amounts reported in the consolidated financial statements of BNSF Railway presented herein will differ from the amounts previously reported in BNSF Railway's Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarter ended March 31, 2007. The effects of this transaction were as follows (in millions):

Consolidated Statement of Income Three Months Ended March 31, 2007	As Reported	Impact of Adjustment	As Adjusted
Revenues	$3,601	$1	$3,602
Total operating expenses	2,898	–	2,898
Operating income	703	1	704
Income before income taxes	723	1	724
Income tax expense	279	–	279
Net income	$444	$1	$445

Consolidated Balance Sheet December 31, 2007	As Reported	Impact of Adjustment	As Adjusted
Property and equipment, net	$29,513	$47	$29,560
Other assets	1,927	26	1,953
Total assets	33,455	73	33,528

Accounts payable and other current liabilities	2,848	(26)	2,822
Total current liabilities	3,058	(26)	3,032

Deferred income taxes	8,501	18	8,519
Total liabilities	16,012	(8)	16,004

Common stock issued and outstanding and paid-in capital	6,286	45	6,331
Retained earnings	11,761	36	11,797
Total stockholder’s equity	17,443	81	17,524
Total liabilities and stockholder’s equity	$33,455	$73	$33,528

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Consolidated Statement of Cash Flows Three Months Ended March 31, 2007	As Reported	Impact of Adjustment	As Adjusted
Net income	$444	$1	$445
Operating activities other, net [a]	24	(1)	23
Net cash provided by operating activities [a]	$839	$–	$839
[a] Comparative prior period amounts have been reclassified to conform to the current presentation.

All significant intercompany accounts and transactions have been eliminated.

Additionally, certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income except as discussed herein.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2008, and the results of operations for the three-month periods ended March 31, 2008 and 2007.

Adoption of New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements around fair value measurements.

SFAS No. 157 specifies a three-level hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures.

•	Level 1–Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.
•
Level 2–Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

•	Level 3–Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

SFAS No. 157 requires companies to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value.

The Company adopted SFAS No. 157 on January 1, 2008 and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 2 to the Consolidated Financial Statements).

    However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. The Company will apply the provisions of the standard to these assets and liabilities, beginning January 1, 2009 as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157.

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

Fuel

Fuel costs represented 30 percent and 22 percent of total operating expenses during the three month periods ended March 31, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the first quarter of 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $15 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of March 31, 2008, BNSF Railway’s total fuel-hedging positions covered approximately 5 percent, 1 percent and 1 percent of estimated fuel purchases for the remainder of 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Hedge benefit	$10	$27
Ineffective portion of open hedges	–	(1)
Tax effect	(4)	(10)
Hedge benefit, net of tax	$6	$16

Unrealized gains and losses of the ineffective portion of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2008	2007
Short-term fuel-hedging asset	$39	$29
Long-term fuel-hedging asset	14	10
Ineffective portion of open hedges	–	–
Tax effect	(20)	(15)
Amount included in AOCL, net of tax	$33	$24

Settled fuel-hedging contracts receivable	$10	$6

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of March 31, 2008, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended March 31, 2008, the sum of all such costs averaged approximately 21 cents per gallon.

During the first quarter of 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 24.02 million gallons of fuel with an average swap price of $2.44 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2008.

	Quarter Ending
2008	June 30,	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	6.80	8.23	8.99	24.02
Average swap price (per gallon)	$2.42	$2.42	$2.47	$2.44
Fair value (in millions)	$3	$3	$4	$10

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2008, the sum of all such costs averaged approximately 56 cents per gallon.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

During the first quarter of 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 450 thousand barrels of fuel with an average swap price of $84.78 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2008.

	Quarter Ending
2008	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	260	230	230	720
Equivalent gallons hedged (in millions)	10.92	9.66	9.66	30.24
Average swap price (per barrel)	$63.77	$63.70	$63.70	$63.73
Fair value (in millions)	$10	$8	$8	$26

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	100	100	100	160	460
Equivalent gallons hedged (in millions)	4.20	4.20	4.20	6.72	19.32
Average swap price (per barrel)	$65.10	$65.10	$65.10	$76.24	$68.97
Fair value (in millions)	$3	$3	$3	$3	$12

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,		Total
WTI Swaps
Barrels hedged (in thousands)	160	90	90		90	430
Equivalent gallons hedged (in millions)	6.72	3.78	3.78		3.78	18.06
Average swap price (per barrel)	$76.06	$84.73	$84.69		$84.68	$81.49
Fair value (in millions)	$3	$1	$1	$	< 1	$5

Interest Rate

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates by establishing rates in anticipation of the refinancing of leveraged leases. The Company uses treasury locks as part of its interest rate risk management strategy.

BNSF Railway’s measurement of the fair value of interest rate derivatives is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets. Unrealized gains and losses for interest rate hedge transactions are not recorded in the Consolidated Statements of Income.

Cash Flow Interest Rate Hedges

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

	March 31, 2008	December 31, 2007
Unrecognized gain on closed hedges	$1	$1
Tax effect	–	–
Unrecognized gain in AOCL, net of tax	$1	$1

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities, which mature in November 2008 and 2010, respectively. Outstanding undivided interests held by investors under the A/R sales program were $300 million at both March 31, 2008 and December 31, 2007, with $75 million under each facility. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,161 million and $1,105 million of receivables transferred by SFRC to the master trust at March 31, 2008 and December 31, 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $861 million and $805 million at March 31, 2008 and December 31, 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at both March 31, 2008 and December 31, 2007, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $4.5 billion and $4.0 billion for the three months ended March 31, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $3 million and $6 million for the three months ended March 31, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 4.2 percent and 5.6 percent for the three months ended March 31, 2008 and 2007, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at March 31, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2008 and December 31, 2007, $13 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At March 31, 2008 and December 31, 2007, $38 million and $36 million, respectively, of such allowances had been recorded, of which $36 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million at both March 31, 2008 and December 31, 2007, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the three months ended March 31, 2008 and 2007, less than $1 million and $2 million, respectively, of accounts receivable were written off.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2008, BNSF Railway was in compliance with these provisions.

4.	Debt

  Financing Obligation

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF Railway will lease the facility from the third party for 20 years. Construction is expected to be completed in 2010 with an approximate cost of $160 million. During the first quarter of 2008, the Company sold $18 million of completed improvements, bringing the total sold to date to $59 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

  Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56	$79	$79	10	$30	[b]
Westside Intermodal Transportation Corporation	0.0%	$40	$61	$–	15	$34	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$13	$19	$–	15	$10	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	10	$13	[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$69	[c]
All other	0.0%	$6	$7	$2	Various	$–
[a] Reflects the maximum amount the Company could recover from a third party other than the counterparty.
[b] Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
[c] Reflects FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.
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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2008, the Company had recorded a $69 million asset and corresponding liability for the fair value of RVGs.

All Other

As of March 31, 2008, BNSF Railway guaranteed $6 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $6 million of guarantees. These guarantees expire between 2011 and 2013.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$270	$306
Accruals	–	–
Payments	(4)	(5)
Ending balance at March 31,	$266	$301

Of the March 31, 2008 obligation, $220 million was related to unasserted claims while $46 million was related to asserted claims. At March 31, 2008, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended March 31,
	2008	2007
Claims unresolved at beginning of period	1,781	1,975
Claims filed	163	139
Claims settled, dismissed or otherwise resolved	(117)	(173)
Ending balance at March 31,	1,827	1,941

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $245 million to $290 million. However, BNSF Railway believes that the $266 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$439	$439
Accruals	46	47
Payments	(31)	(52)
Ending balance at March 31,	$454	$434

At March 31, 2008, $163 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended March 31,
	2008	2007
Claims unresolved at beginning of period	3,322	3,130
Claims filed	1,534	921
Claims settled, dismissed or otherwise resolved	(884)	(829)
Ending balance at March 31,	3,972	3,222

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $395 million to $555 million. However, BNSF Railway believes that the $454 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2008 and 2007, BNSF Railway paid premiums of $149 million and $146 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $42 million and $41 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2008, unamortized premiums remaining on the Consolidated Balance Sheet were $111 million. During the three months ended March 31, 2008 and 2007, BNSF IC made claim payments totaling $26 million and $43 million, respectively, for settlement of covered claims.

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

BNSF Railway estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate experience gained from cleanup efforts at other similar sites into the estimates for which remediation and restoration efforts are still in progress.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party claims as of March 31, 2008, is approximately $22 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 346 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$380	$318
Accruals	15	67
Payments	(19)	(15)
Ending balance at March 31,	$376	$370

At March 31, 2008, $66 million was included in current liabilities. In the first quarter of 2007, the Company recorded a $65 million pre-tax charge due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	Three Months Ended March 31,
	BNSF Railway Sites		Superfund Sites
	2008	2007	2008	2007
Number of sites at beginning of period	346	375	20	20
Sites added during the period	6	5	–	–
Sites closed during the period	(6)	(12)	–	–
Number of sites at March 31,	346	368	20	20

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $300 million to $525 million. However, BNSF Railway believes that the $376 million recorded at March 31, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Beginning balance at January 1,	$91	$107
Accruals	1	2
Payments	(4)	(6)
Ending balance at March 31,	$88	$103

 Employee separation liabilities of $88 million were included in the Consolidated Balance Sheet at March 31, 2008, and principally represent the following: (i) $84 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2008, $13 million of the remaining liabilities were included in current liabilities.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of March 31, 2008, the Company had updated its estimate and recorded an additional liability of $1 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above are expected be paid out between 2008 and 2021 based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008 to reflect the proportionate allocation of the net periodic benefit cost to cover the transition period.

Components of the net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$6	$6	$1	$1
Interest cost	26	24	4	4
Expected return on plan assets	(28)	(26)	–	–
Amortization of net loss	4	9	1	1
Amortization of prior service cost	–	–	(2)	(2)
Net periodic benefit cost recognized	$8	$13	$4	$4

Due to changes in the Company's funding methodology, the Company is no longer required to make contributions to BNSF's qualified pension plan in 2008.

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $310 million and $254 million during the first three months of 2008 and 2007, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At March 31, 2008 and December 31, 2007, BNSF Railway had $58 million and $44 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2008 and December 31, 2007, BNSF Railway had $10 million and $14 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At March 31, 2008 and December 31, 2007, BNSF Railway had $300 million and $456 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $156 million decrease in intercompany notes receivable is due to repayments of $312 million partially offset by $156 million of loans to BNSF during 2008. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly-owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $10 million and $7 million for the three months ended March 31, 2008 and 2007, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $8 million for each of the three month periods ended March 31, 2008 and 2007.

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

9.    Comprehensive Income

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholder’s Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income (loss) may include, among other things, unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended March 31,
	2008	2007
Net income	$527	$445
Other comprehensive income (loss):
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	2	5
Gain (loss) on derivative instruments and other items, net of tax (see Note 2)	9	(7)
Unrealized loss on securities held by equity method investees, net of tax	(1)	–
Total comprehensive income	$537	$443

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries ("BNSF Railway" or the "Company") as of March 31, 2008, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2008 and 2007 and the consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2008, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying consolidated financial statements, a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation was merged into the Company and treated as a combination of entities under common control. The accompanying consolidated balance sheet at December 31, 2007 reflects this change. We have not audited the accompanying December 31, 2007 consolidated balance sheet.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 23, 2008

 Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes. All prior period financial information has been adjusted as appropriate for the transaction described in Note 1 to the Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007

Revenues

The following table presents BNSF Railway’s revenue information by business group for the three months ended March 31, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$1,384	$1,312	1,165	1,276	$1,188	$1,028
Coal	954	760	634	594	1,505	1,279
Industrial Products	939	846	403	390	2,330	2,169
Agricultural Products	866	626	284	247	3,049	2,534
Total Freight Revenues	4,143	3,544	2,486	2,507	$1,667	$1,414
Other Revenues	68	58
Total Operating Revenues	$4,211	$3,602

Freight revenues for the first quarter of 2008 were $4,143 million, up 17 percent compared with the same 2007 period, on relatively flat unit volumes. Freight revenues included an increase of approximately $280 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 18 percent in the first quarter of 2008 from the first quarter of 2007 primarily due to improved pricing as well as fuel surcharges.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,384 million for the first quarter of 2008 were $72 million, or 5 percent, greater than the first quarter of 2007. Higher revenue per unit due to improved yields and fuel surcharges was partially offset by lower volumes related to economic softness as well as reduced transpacific service of a large international customer.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $954 million for the first quarter of 2008 increased $194 million, or 26 percent, compared with the same period a year ago. The revenue increase was primarily driven by an increase in the average revenue per car of 18 percent driven by improved yields, contractual inflation escalators, increased tons per unit and fuel surcharges. Additionally, unit volumes increased by 7 percent as a result of strong customer demand.

Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues of $939 million for the first quarter of 2008 were $93 million, or 11 percent, greater than the first quarter of 2007, due to strong demand for construction products and petroleum products, which were partially offset by weakness in the housing market. The 7-percent increase in average revenue per unit was the result of higher fuel surcharges and improved yields.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $866 million for the first quarter of 2008 were $240 million, or 38 percent, higher than revenues for the first quarter of 2007. This increase was primarily due to a 15-percent increase in unit volume growth principally in wheat, soybeans, corn and ethanol and a 20-percent increase in average revenue per unit. The increase in revenue per unit is the result of improved yields and higher fuel surcharges.

Other Revenues

Other revenues increased $10 million, or 17 percent, to $68 million for the first quarter of 2008. This was primarily due to an increase in demurrage charges.

Expenses

Total operating expenses for the first quarter of 2008 were $3,329 million, an increase of $431 million, or 15 percent, versus the same period in 2007.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities.

Fuel expenses of $1,009 million for the first quarter of 2008 were $357 million higher than the first quarter of 2007. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by 96 cents to $2.77, resulting in a $350 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price of 92 cents, or a $334 million increase in fuel expenses, and a decrease in the hedge benefit of 4 cents, or $16 million (first quarter 2008 benefit of $10 million less first quarter 2007 benefit of $26 million). Fuel consumption in the first quarter of 2008 increased by 4 million gallons to 364 million gallons, when compared with consumption in the same 2007 period.

Compensation and Benefits

Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $977 million were $50 million, or 5 percent, higher than the first quarter of 2007. This increase was primarily related to wage inflation and higher incentive compensation costs.

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

Purchased service expenses of $519 million for the first quarter of 2008 were $19 million, or 4 percent, higher than the first quarter of 2007. This increase was primarily due to increases in the following costs: haulage payments for transportation over other railroads and locomotive and freight car contract maintenance expense.

Depreciation and Amortization

Depreciation and amortization expenses for the period are determined by using the group method of depreciation, applying a single rate to the gross investment in a particular class of property. Due to the capital-intensive nature of BNSF Railway’s operations, depreciation expense is a significant component of the Company’s operating expense. The full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost.

Depreciation and amortization expenses of $341 million for the first quarter of 2008 were $34 million, or 11 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures as well as updated depreciation rates for locomotives that went into effect April 1, 2007.

Equipment Rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $230 million for the first quarter of 2008, were $2 million, or 1 percent lower than the first quarter of 2007 due in part to improved velocity and asset utilization.

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

Materials and other expenses of $253 million for the first quarter of 2008, were $27 million, or 10 percent, lower than the first quarter of 2007. The decrease was primarily due to $52 million of decreased environmental costs and a $16 million write-off of a technology system in 2007, partially offset by current year increases in expense related to casualties, property taxes and inflationary increases associated with non-locomotive fuel costs.

Interest Expense

Interest expense of $27 million for the first quarter of 2008 was $6 million, or 29 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance.

Income Taxes

The effective tax rate for the each of the three month periods ended March 31, 2008 and 2007 was 38.5 percent.

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

•      Expectations as to the effect on the Company’s financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•               Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal, governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

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

Item 4T.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: April 29, 2008

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