Form 10-Q
period 2008-06-30
BNSF RAILWAY CO
filed 2008-07-24
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                           Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at July 16, 2008

Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Adjusted)[a]		(As Adjusted)[a]
Revenues	$4,420	$3,797	$8,631	$7,399

Operating expenses:
Fuel	1,245	771	2,254	1,423
Compensation and benefits	947	919	1,924	1,846
Purchased services	522	502	1,041	1,002
Depreciation and amortization	349	321	690	628
Equipment rents	223	237	453	469
Materials and other	423	199	676	479
Total operating expenses	3,709	2,949	7,038	5,847
Operating income	711	848	1,593	1,552
Interest expense	30	25	57	46
Interest income, related parties	(2)	(48)	(7)	(97)
Other expense, net	6	9	9	17

Income before income taxes	677	862	1,534	1,586
Income tax expense	260	331	590	610
Net income	$417	$531	$944	$976
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30,	December 31,
	2008	2007
		(As Adjusted)[a]
ASSETS
Current assets:
Cash and cash equivalents	$58	$24
Accounts receivable, net	895	805
Materials and supplies	688	579
Current portion of deferred income taxes	329	282
Other current assets	578	325
Total current assets	2,548	2,015

Property and equipment, net	30,124	29,560
Other assets	2,332	1,953
Total assets	$35,004	$33,528

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,950	$2,822
Long-term debt due within one year	230	210
Total current liabilities	3,180	3,032

Long-term debt	1,490	1,511
Deferred income taxes	8,759	8,519
Casualty and environmental liabilities	1,014	843
Pension and retiree health and welfare liability	454	444
Employee separation costs	73	77
Other liabilities	1,651	1,578
Total liabilities	16,621	16,004
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,331	6,331
Retained earnings	12,734	11,797
Intercompany notes receivable	(591)	(456)
Accumulated other comprehensive loss	(91)	(148)
Total stockholder’s equity	18,383	17,524
Total liabilities and stockholder’s equity	$35,004	$33,528
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Six Months Ended June 30,	2008	2007
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net Income	$944	$976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	690	628
Deferred income taxes	154	142
Employee separation costs paid	(7)	(10)
Long-term casualty and environmental liabilities, net	191	33
Other, net	(12)	49
Changes in current assets and liabilities:
Accounts receivable, net	(90)	(41)
Materials and supplies	(109)	(34)
Other current assets	(175)	(125)
Accounts payable and other current liabilities	101	(123)
Net cash provided by operating activities	1,687	1,495
INVESTING ACTIVITIES
Capital expenditures	(1,042)	(1,152)
Net increase in intercompany notes receivable	–	(73)
Construction costs for facility financing obligation	(17)	(9)
Other, net	(387)	(159)
Net cash used for investing activities	(1,446)	(1,393)
FINANCING ACTIVITIES
Net increase in short-term bank borrowings	8	–
Payments on long-term debt	(109)	(93)
Proceeds from facility financing obligation	29	–
Net increase in intercompany notes receivable	(135)	–
Net increase in intercompany notes payable	–	1
Other, net	–	(1)
Net cash used for financing activities	(207)	(93)
Increase in cash and cash equivalents	34	9
Cash and cash equivalents:
Beginning of period	24	20
End of period	$58	$29
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$49	$35
Income taxes paid, net of refunds	$521	$445
Non-cash asset financing	$61	$116
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital		Retained Earnings		Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2007, as adjusted	$6,331	[a]	$11,797	[a]	$(456)	$(148)	$17,524 [a]
Adjustment to change the measurement date pursuant to Statement of Financial Accounting Standards (SFAS) No. 158	–		(7)		–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees	–		–		–	(2)	(2)
Change in intercompany notes receivable	–		–		(135)	–	(135)
Comprehensive income:
Net income	–		944		–	–	944
Amortization of prior service costs and actuarial losses, net of tax expense of $2	–		–		–	4	4
Gain on derivative instruments and other items, net of tax expense of $34	–		–		–	53	53
Total comprehensive income							1,001
Balance at June 30, 2008	$6,331		$12,734		$(591)	$(91)	$18,383

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

BNSF Acquisition, Inc. (BNSF Acquisition), a wholly-owned subsidiary of BNSF was merged with and into BNSF Railway on March 18, 2008. BNSF Acquisition was formed on April 17, 1996 as the vehicle to acquire Washington Central Railroad Company, Inc. SFAS No. 141, Business Combinations, carries forward without reconsideration the previous guidance related to the combination of entities under common control in Accounting Principles Board Opinion No. 16, Business Combinations. As such, the consolidated balance sheet at December 31, 2007, the related consolidated statements of income for the three-month period ended June 30, 2007 and each of the six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for each of the six-month periods ended June 30, 2008 and 2007 have been adjusted to reflect this transaction as if it had occurred as of the beginning of the earliest period presented. As a result, the amounts reported in the consolidated financial statements of BNSF Railway presented herein will differ from the amounts previously reported in BNSF Railway's Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarter ended June 30, 2007. The effects of this transaction were as follows (in millions):

Consolidated Statement of Income Three Months Ended June 30, 2007	As Reported	Impact of Adjustment	As Adjusted
Revenues	$3,795	$2	$3,797
Total operating expenses	2,949	–	2,949
Operating income	846	2	848
Income before income taxes	860	2	862
Income tax expense	330	1	331
Net income	$530	$1	$531

Consolidated Statement of Income Six Months Ended June 30, 2007	As Reported	Impact of Adjustment	As Adjusted
Revenues	$7,396	$3	$7,399
Total operating expenses	5,847	–	5,847
Operating income	1,549	3	1,552
Income before income taxes	1,583	3	1,586
Income tax expense	609	1	610
Net income	$974	$2	$976

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Consolidated Balance Sheet December 31, 2007	As Reported	Impact of Adjustment	As Adjusted
Property and equipment, net	$29,513	$47	$29,560
Other assets	1,927	26	1,953
Total assets	33,455	73	33,528

Accounts payable and other current liabilities	2,848	(26)	2,822
Total current liabilities	3,058	(26)	3,032

Deferred income taxes	8,501	18	8,519
Total liabilities	16,012	(8)	16,004

Common stock issued and outstanding and paid-in capital	6,286	45	6,331
Retained earnings	11,761	36	11,797
Total stockholder’s equity	17,443	81	17,524
Total liabilities and stockholder’s equity	$33,455	$73	$33,528

Consolidated Statement of Cash Flows Six Months Ended June 30, 2007	As Reported	Impact of Adjustment	As Adjusted
Net income	$974	$2	$976
Accounts receivable, net [a]	(39)	(2)	(41)
Net cash provided by operating activities	$1,495	$–	$1,495
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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2008, and the results of operations for the three and six month periods ended June 30, 2008 and 2007.

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

    However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. The Company will apply the provisions of the standard to these assets and liabilities, beginning January 1, 2009 as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157. This adoption is not expected to have a material impact on the Company’s result of operations, financial condition or liquidity.

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

Fuel

Fuel costs represented 32 percent and 24 percent of total operating expenses during the six month periods ended June 30, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on fuel consumption during the second quarter of 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Total Fuel-Hedging Activities

As of June 30, 2008, BNSF Railway’s total fuel-hedging positions covered approximately 8 percent, 3 percent and 1 percent of estimated fuel purchases for the remainder of 2008, 2009 and 2010, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Hedge benefit (loss)	$23	$(2)	$33	$24
Ineffective portion of open hedges	–	1	–	–
Tax effect	(9)	–	(13)	(9)
Hedge benefit (loss), net of tax	$14	$(1)	$20	$15

    The ineffective portion of unrealized gains and losses of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	June 30,	December 31,
	2008	2007
Short-term fuel-hedging asset	$84	$29
Long-term fuel-hedging asset	42	10
Ineffective portion of open hedges	–	–
Tax effect	(49)	(15)
Amount included in AOCL, net of tax	$77	$24

Settled fuel-hedging contracts receivable	$23	$$6

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of June 30, 2008, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended June 30, 2008, the sum of all such costs averaged approximately 20 cents per gallon.

During the first six months of 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 24.02 million gallons of fuel with an average swap price of $2.44 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of June 30, 2008.

	Quarter Ending
2008	September 30,	December 31,	Total
HO Swaps
Gallons hedged (in millions)	8.23	8.99	17.22
Average swap price (per gallon)	$2.42	$2.47	$2.45
Fair value (in millions)	$13	$14	$27

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended June 30, 2008, the sum of all such costs averaged approximately 61 cents per gallon.

During the first six months of 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 450 thousand barrels of fuel with an average swap price of $84.78 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 1,190 thousand barrels of fuel with an average cap price of $136.58 per barrel and an average floor price of $125.52 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of June 30, 2008.

	Quarter Ending
2008	September 30,	December 31,	Total
WTI Swaps
Barrels hedged (in thousands)	230	230	460
Equivalent gallons hedged (in millions)	9.66	9.66	19.32
Average swap price (per barrel)	$63.70	$63.70	$63.70
Fair value (in millions)	$18	$18	$36

WTI Costless Collars
Barrels hedged (in thousands)	420	130	550
Equivalent gallons hedged (in millions)	17.64	5.46	23.10
Average cap price (per barrel)	$137.18	$135.41	$136.76
Average floor price (per barrel)	$125.70	$124.34	$125.38
Fair value (in millions)	$2	$1	$3

	Quarter Ending
2009	March 31,	June 30,	September 30,		December 31,		Annual
WTI Swaps
Barrels hedged (in thousands)	100	100		100		160	460
Equivalent gallons hedged (in millions)	4.20	4.20		4.20		6.72	19.32
Average swap price (per barrel)	$65.10	$65.10		$65.10		$76.24	$68.97
Fair value (in millions)	$8	$8		$7		$10	$33

WTI Costless Collars
Barrels hedged (in thousands)	185	185		135		135	640
Equivalent gallons hedged (in millions)	7.77	7.77		5.67		5.67	26.88
Average cap price (per barrel)	$136.52	$135.79		$136.95		$136.66	$136.43
Average floor price (per barrel)	$125.53	$125.02		$126.29		$126.00	$125.64
Fair value (in millions)	$1	$1	$	<1	$	<1	$3

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	160	90	90	90	430
Equivalent gallons hedged (in millions)	6.72	3.78	3.78	3.78	18.06
Average swap price (per barrel)	$76.06	$84.73	$84.69	$84.68	$81.49
Fair value (in millions)	$10	$5	$5	$4	$24

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

Cash Flow Interest Rate Hedges

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of closed hedges, were as follows (in millions):

	June 30, 2008	December 31, 2007
Unrecognized gain on closed hedges	$1	$1
Tax effect	–	–
Unrecognized gain in AOCL, net of tax	$1	$1

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities, which mature in November 2008 and 2010, respectively. Outstanding undivided interests held by investors under the A/R sales program were $300 million at both June 30, 2008 and December 31, 2007, with $75 million under each facility. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,166 million and $1,105 million of receivables transferred by SFRC to the master trust at June 30, 2008 and December 31, 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $866 million and $805 million at June 30, 2008 and December 31, 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $300 million at both June 30, 2008 and December 31, 2007, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $9.3 billion and $8.0 billion for the six months ended June 30, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $6 million and $11 million for the six months ended June 30, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.6 percent and 5.6 percent for the six months ended June 30, 2008 and 2007, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at June 30, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At June 30, 2008 and December 31, 2007, $15 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At June 30, 2008 and December 31, 2007, $37 million and $36 million, respectively, of such allowances had been recorded, of which $35 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $2 million at both June 30, 2008 and December 31, 2007, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the six months ended June 30, 2008 and 2007, $1 million and $2 million, respectively, of accounts receivable were written off.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At June 30, 2008, BNSF Railway was in compliance with these provisions.

4.	Debt

  Financing Obligation

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF Railway will lease the facility from the third party for 20 years. Construction is expected to be completed in 2009 with an approximate cost of $160 million. During the first six months of 2008, the Company sold $29 million of completed improvements, bringing the total sold to date to $70 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$56	$79	$79	10	$29	[b]
Westside Intermodal Transportation Corporation	0.0%	$39	$59	$–	15	$33	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$18	$–	15	$10	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	9	$13	[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68	[c]
All other	0.0%	$5	$6	$2	Various	$–
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

BNSF Railway has outstanding guarantees of $51 million of debt, the proceeds of which were used to finance construction of a bridge that connects BNSF Railway’s Argentine Yard in Kansas City, Kansas, with the KCTRC mainline tracks in Kansas City, Missouri. The bridge is operated by KCTRC, and payments related to BNSF Railway’s guarantee of this obligation would only be called for upon default by the original debtor.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of June 30, 2008, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVGs.

All Other

As of June 30, 2008, BNSF Railway guaranteed $5 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $5 million of guarantees. These guarantees expire between 2011 and 2013.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$266	$301	$270	$306
Accruals	–	–	–	–
Payments	(5)	(4)	(9)	(9)
Ending balance at June 30,	$261	$297	$261	$297

Of the June 30, 2008 obligation, $216 million was related to unasserted claims while $45 million was related to asserted claims. At June 30, 2008, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	1,827	1,941	1,781	1,975
Claims filed	109	93	272	232
Claims settled, dismissed or otherwise resolved	(136)	(104)	(253)	(277)
Ending balance at June 30,	1,800	1,930	1,800	1,930

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $240 million to $285 million. However, BNSF Railway believes that the $261 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$454	$434	$439	$439
Accruals	56	46	102	93
Payments	(36)	(43)	(67)	(95)
Ending balance at June 30,	$474	$437	$474	$437

At June 30, 2008, $183 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	3,972	3,222	3,322	3,130
Claims filed	913	945	2,447	1,866
Claims settled, dismissed or otherwise resolved	(944)	(1,036)	(1,828)	(1,865)
Ending balance at June 30,	3,941	3,131	3,941	3,131

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $410 million to $575 million. However, BNSF Railway believes that the $474 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2008 and 2007, BNSF Railway paid premiums of $165 million and $163 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $84 million and $82 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2008, unamortized premiums remaining on the Consolidated Balance Sheet were $86 million. During the six months ended June 30, 2008 and 2007, BNSF IC made claim payments totaling $56 million and $77 million, respectively, for settlement of covered claims.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2008, is approximately $17 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 350 sites, including Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$376	$370	$380	$318
Accruals	182	7	197	74
Payments	(13)	(15)	(32)	(30)
Ending balance at June 30,	$545	$362	$545	$362

At June 30, 2008, $66 million was included in current liabilities.

In the second quarter of 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF Railway, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the recent increase in the number of claims against BNSF Railway and others resulting from this decision, and the completion of the analysis have caused BNSF Railway to record additional pre-tax environmental expenses of $175 million in the second quarter of 2008 for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF Railway’s Montana sites.

In the first quarter of 2007, the Company recorded additional pre-tax environmental expenses of $65 million due to an increase in environmental costs primarily related to a final resolution with the State of Washington and its Department of Ecology on clean-up of an existing environmental site at Skykomish and an adverse reversal of a trial court decision on appeal regarding a site at Arvin, California.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following tables summarize the environmental sites:

	Three Months Ended June 30,		Six Months Ended June 30,
BNSF Sites	2008	2007	2008	2007
Number of sites at beginning of period	346	368	346	375
Sites added during the period	6	7	12	12
Sites closed during the period	(2)	(28)	(8)	(40)
Number of sites at June 30,	350	347	350	347

	Three Months Ended June 30,		Six Months Ended June 30,
Superfund Sites	2008	2007	2008	2007
Number of sites at beginning of period	20	20	20	20
Sites added during the period	–	–	–	–
Sites closed during the period	–	–	–	–
Number of sites at June 30,	20	20	20	20

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $400 million to $865 million. However, BNSF Railway believes that the $545 million recorded at June 30, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Six Months Ended June 30,	2008	2007
Beginning balance at January 1,	$91	$107
Accruals	3	5
Payments	(7)	(10)
Ending balance at June 30,	$87	$102

Employee separation liabilities of $87 million were included in the Consolidated Balance Sheet at June 30, 2008, and principally represent the following: (i) $83 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At June 30, 2008, $14 million of the remaining liabilities were included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of June 30, 2008, the Company had updated its estimate and recorded an additional liability of $3 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above are expected be paid out between 2008 and 2021 based on deferral elections made by the affected employees.

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

Components of the net periodic benefit cost were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$6	$6	$12	$12
Interest cost	25	25	51	49
Expected return on plan assets	(28)	(27)	(56)	(53)
Amortization of net loss	4	9	8	18
Net periodic benefit cost	$7	$13	$15	$26

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$–	$1	$1	$2
Interest cost	5	4	9	8
Amortization of net loss	1	2	2	3
Amortization of prior service cost	(2)	(2)	(4)	(4)
Net periodic benefit cost	$4	$5	$8	$9

Due to changes in the Company's funding methodology, the Company is no longer required to make contributions to BNSF's qualified pension plan in 2008.

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $521 million and $445 million during the first six months of 2008 and 2007, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At June 30, 2008 and December 31, 2007, BNSF Railway had $101 million and $44 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2008 and December 31, 2007, BNSF Railway had $11 million and $14 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At June 30, 2008 and December 31, 2007, BNSF Railway had $591 million and $456 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $135 million increase in intercompany notes receivable is due to $514 million of loans to BNSF partially offset by repayments of $379 during the first six months of 2008. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Income Statements.

BNSF Logistics is a wholly-owned subsidiary of BNSF that specializes in providing third-party logistics services. BNSF Railway earned revenues of $21 million and $14 million for the six months ended June 30, 2008 and 2007, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $19 million  and $17 million for the six month periods ended June 30, 2008 and 2007.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$417	$531	$944	$976
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	2	5	4	10
Gain on derivative instruments and other items, net of tax (see Note 2)	44	7	53	–
Unrealized gain on securities held by equity method investees, net of tax	1	–	–	–
Total comprehensive income	$464	$543	$1,001	$986

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries ("BNSF Railway" or the "Company") as of June 30, 2008, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007, the consolidated statements of cash flows for each of the six-month periods ended June 30, 2008 and 2007 and the consolidated statement of changes in stockholder’s equity for the six-month period ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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
July 23, 2008

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

Results of Operations

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007

Revenues

The following table presents BNSF Railway’s revenue information by business group for the six months ended June 30, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$2,957	$2,712	2,401	2,575	$1,232	$1,053
Industrial Products	1,985	1,796	825	821	2,406	2,188
Coal	1,856	1,536	1,223	1,205	1,518	1,275
Agricultural Products	1,694	1,236	546	487	3,103	2,538
Total Freight Revenues	8,492	7,280	4,995	5,088	$1,700	$1,431
Other Revenues	139	119
Total Operating Revenues	$8,631	$7,399

Freight revenues for the first six months of 2008 were $8,492 million, up 17 percent compared with the same 2007 period, while cars/units decreased by 2 percent during this same period. Freight revenues included an increase of approximately $680 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 19 percent in the first six months of 2008 from the first six months of 2007 primarily due to fuel surcharges and improved pricing.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $2,957 million for the first six months of 2008 were $245 million, or 9 percent, greater than the first six months of 2007. This reflected increased fuel surcharges and improved yields, partially offset by lower volumes related to economic softness as well as reduced transpacific service of a large international customer.

Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

   Industrial Products revenues of $1,985 million for the first six months of 2008 were $189 million, or 11 percent, greater than the first six months of 2007, due to improved yields on relatively flat unit volumes. Continued strong demand for construction products and petroleum products was partially offset by a decline in building products as a result of weakness in the housing market.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $1,856 million for the first six months of 2008 increased $320 million, or 21 percent, compared with the same 2007 period.  The increase was primarily driven by an increase in the average revenue per car of 19 percent driven by contractual inflation escalators, improved yields and higher fuel surcharges. Strong coal unit volumes in the first quarter of 2008 were offset by second quarter weather-related issues, resulting in relatively flat volumes for the first six months of 2008.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

    Agricultural Products revenues of $1,694 million for the first six months of 2008 were $458 million, or 37 percent, higher than revenues for the first six months of 2007. This increase was primarily due to revenue growth in ethanol, wheat, corn and soybeans and a 22-percent increase in average revenue per unit.  The increase in revenue per unit was the result of improved yields and higher fuel surcharges.

Other Revenues

Other revenues increased $20 million, or 17 percent, to $139 million for the first six months of 2008. This was primarily due to an increase in demurrage charges.

Expenses

Total operating expenses for the first six months of 2008 were $7,038 million, an increase of $1,191 million, or 20 percent, versus the same period in 2007.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Fuel expense only represents fuel used in locomotives for transportation services and excludes additional fuel-related costs such as fuel used for maintenance of way vehicles, intermodal facilities equipment, crew hauling transportation and work trains.

Fuel expenses of $2,254 million for the first six months of 2008 were $831 million, or 58 percent, higher than the first six months of 2007. The increase in fuel expense was due to an increase in the average all-in cost per gallon of diesel fuel. The average all-in cost per gallon of diesel fuel increased by $1.15 to $3.14, resulting in an $825 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price per gallon of $1.16, or an $834 million increase in fuel expenses, offset by an increase in the hedge benefit of 1 cent per gallon, or $9 million (first six months 2008 benefit of $33 million less first six months 2007 benefit of $24 million). Fuel consumption in the first six months of 2008 increased by 3 million gallons to 719 million gallons, when compared with consumption in the same 2007 period.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $1,924 million were $78 million, or 4 percent, higher than the first six months of 2007. This increase was primarily related to higher incentive compensation costs and wage inflation. The average number of employees decreased 1 percent compared to the same 2007 period.

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

Purchased service expenses of $1,041 million for the first six months of 2008 were $39 million, or 4 percent, higher than the first six months of 2007. This increase was primarily due to increases in locomotive and freight car contract maintenance expense and haulage payments for transportation over other railroads.

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

Depreciation and amortization expenses of $690 million for the first six months of 2008 were $62 million, or 10 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures, updated depreciation rates for locomotives that went into effect in April, 2007 and updated depreciation rates for other roadway property that went into effect in April, 2008.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $453 million for the first six months of 2008 were $16 million, or 3 percent, lower than the first six months of 2007 due to lower volumes, improved velocity and increased asset utilization.

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

Materials and other expenses of $676 million for the first six months of 2008 were $197 million, or 41 percent, higher than the first six months of 2007. The increase was primarily due to an increase in environmental accruals, additional personal injury accruals, higher property taxes and inflationary increases associated with non-locomotive fuel costs, partially offset by a $16 million write-off of a technology system in the first quarter of 2007.

Interest expense

Interest expense of $57 million for the first six months of 2008 was $11 million, or 24 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance.

Income taxes

The effective tax rate for both the six months ended June 30, 2008 and 2007 was 38.5 percent.

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

•              Expectations as to effect on the Company's financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings;

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

    Reference is made to the disclosure in the Company’s Form 10-K for the year ended December 31, 2007, that the Company was responding to a state grand jury subpoena requesting production of information related to fuel surcharges. On July 9, 2008, the Company was advised that the State Attorney General of New Jersey has decided not to go forward with an investigation at this time.

Item 6.  Exhibits.

See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNSF Railway Company (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: July 24, 2008

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