Form 10-Q
period 2008-09-30
BNSF RAILWAY CO
filed 2008-10-24
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                          Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at October 14, 2008

Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(As Adjusted)[a]		(As Adjusted)[a]
Revenues	$4,837	$4,016	$13,468	$11,415

Operating expenses:
Fuel	1,349	848	3,685	2,332
Compensation and benefits	1,008	932	2,932	2,778
Purchased services	512	487	1,553	1,489
Depreciation and amortization	348	324	1,038	952
Equipment rents	230	235	683	704
Materials and other	193	180	787	598
Total operating expenses	3,640	3,006	10,678	8,853
Operating income	1,197	1,010	2,790	2,562
Interest expense	13	23	70	68
Interest income, related parties	(7)	(53)	(14)	(150)
Other expense, net	7	11	16	28

Income before income taxes	1,184	1,029	2,718	2,616
Income tax expense	425	396	1,015	1,007
Net income	$759	$633	$1,703	$1,609
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$16	$24
Accounts receivable, net	689	805
Materials and supplies	625	579
Current portion of deferred income taxes	414	282
Other current assets	468	325
Total current assets	2,212	2,015

Property and equipment, net	30,502	29,560
Other assets	2,766	1,953
Intercompany notes receivable	4	–
Total assets	$35,484	$33,528

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,221	$2,822
Long-term debt due within one year	202	210
Total current liabilities	3,423	3,032

Long-term debt	1,690	1,511
Deferred income taxes	8,916	8,519
Casualty and environmental liabilities	1,004	843
Pension and retiree health and welfare liability	454	444
Employee separation costs	71	77
Other liabilities	1,658	1,578
Total liabilities	17,216	16,004
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,331	6,331
Retained earnings	13,493	11,797
Intercompany notes receivable	(1,377)	(456)
Accumulated other comprehensive loss	(179)	(148)
Total stockholder’s equity	18,268	17,524
Total liabilities and stockholder’s equity	$35,484	$33,528

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended September 30,	2008	2007
		(As Adjusted)[a]
OPERATING ACTIVITIES
Net income	$1,703	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,038	952
Deferred income taxes	282	264
Employee separation costs paid	(11)	(16)
Long-term casualty and environmental liabilities, net	181	26
Other, net	(17)	77
Changes in current assets and liabilities:
Accounts receivable, net	(162)	(183)
Changes in accounts receivable sales program	278	(100)
Materials and supplies	(46)	(29)
Other current assets	(153)	(68)
Accounts payable and other current liabilities	316	(66)
Net cash provided by operating activities	3,409	2,466
INVESTING ACTIVITIES
Capital expenditures	(1,711)	(1,775)
Net increase in intercompany notes receivable	(4)	(237)
Construction costs for facility financing obligation	(38)	(18)
Other, net	(619)	(306)
Net cash used for investing activities	(2,372)	(2,336)
FINANCING ACTIVITIES
Payments on long-term debt	(174)	(139)
Proceeds from facility financing obligation	50	–
Net increase in intercompany notes receivable classified as equity	(921)	–
Net increase in intercompany notes payable	–	1
Net cash used for financing activities	(1,045)	(138)
Decrease in cash and cash equivalents	(8)	(8)
Cash and cash equivalents:
Beginning of period	24	19
End of period	$16	$11
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$84	$61
Income taxes paid, net of refunds	$699	$668
Non-cash asset financing	$79	$167
[a] Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2007	$6,331	$11,797	$(456)	$(148)	$17,524
Adjustment to change the measurement date pursuant to Statement of Financial Accounting Standards (SFAS) No. 158	–	(7)	–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees	–	–	–	(2)	(2)
Change in intercompany notes receivable	–	–	(921)	–	(921)
Comprehensive income:
Net income	–	1,703	–	–	1,703
Amortization of prior service costs and actuarial losses, net of tax expense of $4	–	–	–	6	6
Loss on derivative instruments and other items, net of tax benefit of $23	–	–	–	(36)	(36)
Unrealized loss on securities held by equity method investees, net of tax benefit of less than $1	–	–	–	(1)	(1)
Total comprehensive income					1,672
Balance at September 30, 2008	$6,331	$13,493	$(1,377)	$(179)	$18,268

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Current Report on Form 8-K dated October 8, 2008, and BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF.

 BNSF Acquisition, Inc. (BNSF Acquisition), a wholly-owned subsidiary of BNSF was merged with and into BNSF Railway on March 18, 2008. BNSF Acquisition was formed on April 17, 1996 as the vehicle to acquire Washington Central Railroad Company, Inc. SFAS No. 141, Business Combinations, carries forward without reconsideration the previous guidance related to the combination of entities under common control in Accounting Principles Board Opinion No. 16, Business Combinations. As such, the consolidated balance sheet at December 31, 2007, the related consolidated statements of income for the three-month period ended September 30, 2007, and each of the nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for each of the nine-month periods ended September 30,  2008 and 2007 have been adjusted to reflect this transaction as if it had occurred as of the beginning of the earliest period presented. As a result, the amounts reported in the consolidated financial statements of BNSF Railway presented herein will differ from the amounts previously reported in BNSF Railway's Form 10-K for the year ended December 31, 2007, and Form 10-Q for the quarter ended September 30, 2007. The effects of this transaction were as follows (in millions):

Consolidated Statement of Income Three Months Ended September 30, 2007	As Reported	Impact of Adjustment	As Adjusted
Revenues	$4,015	$1	$4,016
Total operating expenses	3,005	1	3,006
Operating income	1,010	–	1,010
Income before income taxes	1,029	–	1,029
Income tax expense	396	–	396
Net income	$633	$–	$633

Consolidated Statement of Income Nine Months Ended September 30, 2007	As Reported	Impact of Adjustment	As Adjusted
Revenues	$11,411	$4	$11,415
Total operating expenses	8,852	1	8,853
Operating income	2,559	3	2,562
Income before income taxes	2,613	3	2,616
Income tax expense	1,006	1	1,007
Net income	$1,607	$2	$1,609

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Consolidated Statement of Cash Flows Nine Months Ended September 30, 2007	As Reported	Impact of Adjustment	As Adjusted
Net income	$1,607	$2	$1,609
Depreciation and amortization	951	1	952
Accounts payable and other current liabilities [a]	(64)	(2)	(66)
Net cash provided by operating activities	2,465	1	2,466

Decrease in cash and cash equivalents	(9)	1	(8)
Beginning of period	20	(1)	19
End of period	$11	$–	$11
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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2008, and the results of operations for the three and nine month periods ended September 30, 2008 and 2007.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations. The Company will apply the provisions of the standard to these assets and liabilities, beginning January 1, 2009 as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157. This adoption is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

Fuel

 Fuel costs represented 35 percent and 26 percent of total operating expenses during the nine month periods ended September 30, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended September 30, 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of September 30, 2008, BNSF Railway’s total fuel-hedging positions covered approximately 10 percent, 9 percent, 5 percent and 2 percent of estimated locomotive fuel purchases for the remainder of 2008, 2009, 2010 and 2011, respectively. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Hedge benefit	$17	$–	$50	$24
Ineffective portion of open hedges	(6)	1	(6)	1
Tax effect	(4)	–	(17)	(9)
Hedge benefit, net of tax	$7	$1	$27	$16

The ineffective portion of unrealized gains and losses of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

	September 30,	December 31,
	2008	2007
Short-term fuel-hedging asset	$2	$29
Long-term fuel-hedging asset	5	10
Short-term fuel-hedging liability	(34)	–
Ineffective portion of open hedges	6	–
Tax effect	8	(15)
Amount included in AOCL, net of tax	$(13)	$24

Settled fuel-hedging contracts receivable	$17	$6

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of September 30, 2008, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended September 30, 2008, the sum of all such costs averaged approximately 20 cents per gallon.

During the first nine months of 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of 24.02 million gallons of fuel with an average swap price of $2.44 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2008.

Quarter Ending
2008	December 31,
HO Swaps
Gallons hedged (in millions)	8.99
Average swap price (per gallon)	$2.47
Fair value (in millions)	$4

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

West Texas Intermediate (WTI) Crude Oil Hedges

In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2008, the sum of all such costs averaged approximately 66 cents per gallon.

During the first nine months of 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of 2.90 million barrels of fuel with an average swap price of $99.61 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of 3.29 million barrels of fuel with an average cap price of $135.09 per barrel and an average floor price of $124.42 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2008.

Quarter Ending
2008	December 31,
WTI Swaps
Barrels hedged (in thousands)	230
Equivalent gallons hedged (in millions)	9.66
Average swap price (per barrel)	$63.70
Fair value (in millions)	$8

WTI Costless Collars
Barrels hedged (in thousands)	445
Equivalent gallons hedged (in millions)	18.69
Average cap price (per barrel)	$140.03
Average floor price (per barrel)	$128.72
Fair value (in millions)	$(13)

	Quarter Ending

2009	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	235	185	185	245	850
Equivalent gallons hedged (in millions)	9.87	7.77	7.77	10.29	35.70
Average swap price (per barrel)	$83.34	$80.86	$81.20	$84.79	$82.75
Fair value (in millions)	$4	$4	$4	$4	$16

WTI Costless Collars
Barrels hedged (in thousands)	800	630	520	475	2,425
Equivalent gallons hedged (in millions)	33.60	26.46	21.84	19.95	101.85
Average cap price (per barrel)	$132.56	$132.55	$135.82	$135.46	$133.82
Average floor price (per barrel)	$121.86	$122.11	$125.55	$125.38	$123.41
Fair value (in millions)	$(18)	$(13)	$(12)	$(11)	$(54)

	Quarter Ending

2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	515	435	405	370	1,725
Equivalent gallons hedged (in millions)	21.63	18.27	17.01	15.54	72.45
Average swap price (per barrel)	$95.09	$100.14	$100.35	$100.37	$98.73
Fair value (in millions)	$4	$2	$2	$2	$10

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

	Quarter Ending

2011	March 31,		June 30,		September 30,		December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	220		185		175		185	765
Equivalent gallons hedged (in millions)	9.24		7.77		7.35		7.77	32.13
Average swap price (per barrel)	$100.45		$100.44		$100.35		$100.58	$100.46
Fair value (in millions)	$1	$	<1	$	<1	$	<1	$2

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

Cash Flow Interest Rate Hedges

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of closed hedges, were as follows (in millions):

	September 30, 2008	December 31, 2007
Unrecognized gain on closed hedges	$1	$1
Tax effect	–	–
Unrecognized gain in AOCL, net of tax	$1	$1

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities, which mature in November 2008 and 2010, respectively. The 364-day facilities are expected to be renewed in November 2008. Outstanding undivided interests held by investors under the A/R sales program were $578 million and $300 million at September 30, 2008 and December 31, 2007. There was $144.5 million and $75.0 million outstanding under each of the four facilities at September 30, 2008 and December 31, 2007, respectively. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $1,195 million and $1,105 million of receivables transferred by SFRC to the master trust at September 30, 2008 and December 31, 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $617 million and $805 million at September 30, 2008 and December 31, 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $578 million and $300 million at September 30, 2008 and December 31, 2007, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $14.5 billion and $12.3 billion for the nine months ended September 30, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $9 million and $15 million for the nine months ended September 30, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates and were based on weighted average interest rates of 3.3 percent and 5.6 percent for the nine months ended September 30, 2008 and 2007, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at September 30, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2008 and December 31, 2007, $17 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. At September 30, 2008 and December 31, 2007, $40 million and $36 million, respectively, of such allowances had been recorded, of which $36 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $4 million and $2 million at September 30, 2008 and December 31, 2007, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the nine months ended September 30, 2008 and 2007, $2 million and $3 million, respectively, of accounts receivable were written off.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes provisions that, if triggered, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2008, BNSF Railway was in compliance with these provisions.

4.	Debt

  Financing Obligation

The Company has commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF Railway will lease the facility from the third party for 20 years. Construction is expected to be completed in 2009 with an approximate cost of $160 million. During the first nine months of 2008, the Company sold $50 million of completed improvements, bringing the total sold to date to $91 million. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Guarantees

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52	$74	$74	10	$29[b]
Westside Intermodal Transportation Corporation	0.0%	$39	$59	$–	15	$33[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$18	$–	15	$10[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	9	$13[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$68[c]
All other	0.0%	$5	$6	$2	Various	$–
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

Kansas City Terminal Intermodal Transportation Corporation

BNSF Railway and another major railroad jointly and severally guarantee $52 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

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

Residual Value Guarantees (RVG)

        In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2009 and 2011.

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2008, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVGs.

All Other

As of September 30, 2008, BNSF Railway guaranteed $5 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $5 million of guarantees. These guarantees expire between 2011 and 2013.

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

During the third quarter of 2008 and 2007, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarter of 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In the third quarter of 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2009.

Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$261	$297	$270	$306
Accruals	–	(17)	–	(17)
Payments	(5)	(5)	(14)	(14)
Ending balance at September 30,	$256	$275	$256	$275

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

Of the September 30, 2008 obligation, $211 million was related to unasserted claims while $45 million was related to asserted claims. At September 30, 2008, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	1,800	1,930	1,781	1,975
Claims filed	143	107	415	339
Claims settled, dismissed or otherwise resolved	(83)	(134)	(336)	(411)
Ending balance at September 30,	1,860	1,903	1,860	1,903

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $235 million to $280 million. However, BNSF Railway believes that the $256 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$474	$437	$439	$439
Accruals	34	46	136	139
Payments	(37)	(48)	(104)	(143)
Ending balance at September 30,	$471	$435	$471	$435

At September 30, 2008, $183 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Claims unresolved at beginning of period	3,941	3,131	3,322	3,130
Claims filed	994	1,033	3,441	2,899
Claims settled, dismissed or otherwise resolved	(861)	(918)	(2,689)	(2,783)
Ending balance at September 30,	4,074	3,246	4,074	3,246

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $405 million to $585 million. However, BNSF Railway believes that the $471 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2008 and 2007, BNSF Railway paid premiums of $167 million and $164 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $126 million and $124 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2008, unamortized premiums remaining on the Consolidated Balance Sheet were $45 million. During the nine months ended September 30, 2008 and 2007, BNSF IC made claim payments totaling $85 million and $114 million, respectively, for settlement of covered claims.

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

During the third quarters of 2008 and 2007, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2008 and 2007, management recorded additional expense of approximately $13 million and $20 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2009.

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2008, is approximately $17 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 340 sites, including 21 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

    The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$545	$362	$380	$318
Accruals	26	32	223	106
Payments	(28)	(15)	(60)	(45)
Ending balance at September 30,	$543	$379	$543	$379

At September 30, 2008, $66 million was included in current liabilities.

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

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following tables summarize the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
BNSF Sites	2008	2007	2008	2007
Number of sites at beginning of period	350	347	346	375
Sites added during the period	4	2	16	14
Sites closed during the period	(14)	(4)	(22)	(44)
Number of sites at September 30,	340	345	340	345

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $395 million to $860 million. However, BNSF Railway believes that the $543 million recorded at September 30, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2008	2007
Beginning balance at January 1,	$91	$107
Accruals	3	5
Payments	(11)	(16)
Ending balance at September 30,	$83	$96

 Employee separation liabilities of $83 million were included in the Consolidated Balance Sheet at September 30, 2008, and principally represent the following: (i) $79 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2008, $12 million of the remaining liabilities was included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2008 and 2020. As of September 30, 2008, the Company had updated its estimate and recorded an additional liability of $3 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2008 and approximately 2011, and the costs for (iii) above are expected be paid out between 2008 and 2021 based on deferral elections made by the affected employees.

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

7.    Employment Benefit Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway has elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007, that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008 to reflect the proportionate allocation of the net periodic benefit cost to cover the transition period.

Components of the net periodic benefit cost were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$7	$7	$19	$19
Interest cost	25	24	76	73
Expected return on plan assets	(28)	(26)	(84)	(79)
Amortization of net loss	4	8	12	26
Net periodic benefit cost	$8	$13	$23	$39

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Periodic Cost	2008	2007	2008	2007
Service cost	$1	$–	$2	$2
Interest cost	4	4	13	12
Amortization of net loss	1	1	3	4
Amortization of prior service cost	(1)	(1)	(5)	(5)
Net periodic benefit cost	$5	$4	$13	$13

Due to changes in the Company's funding methodology, the Company is no longer required to make contributions to BNSF's qualified pension plan in 2008.

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $699 million and $668 million during the first nine months of 2008 and 2007, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At September 30, 2008 and December 31, 2007, BNSF Railway had $105 million and $44 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, BNSF Railway had $10 million and $14 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)

At September 30, 2008 and December 31, 2007, BNSF Railway had $1,377 million and $456 million, respectively, of intercompany notes receivable from BNSF. The $921 million increase in intercompany notes receivable is due to $1,296 million of loans to BNSF, partially offset by repayments of $375 during the first nine months of 2008. Additionally, at September 30, 2008, BNSF Railway had $4 million of intercompany notes receivable from BNSF Logistics, a wholly-owned subsidiary of BNSF that specializes in third-party logistics services. The $4 million increase in the BNSF Logistics note is due to $12 million of loans to BNSF Logistics, partially offset by repayments of $8 million during the first nine months of 2008. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway earned revenues of $31 million and $21 million for the nine months ended September 30, 2008 and 2007, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $29 million  and $24 million for the nine month periods ended September 30, 2008 and 2007.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$759	$633	$1,703	$1,609
Other comprehensive income:
Amortization of prior service costs and actuarial losses, net of tax (see Note 7)	2	5	6	15
(Loss) gain on derivative instruments and other items, net of tax (see Note 2)	(89)	3	(36)	3
Unrealized loss on securities held by equity method investees, net of tax	(1)	–	(1)	–
Total comprehensive income	$671	$641	$1,672	$1,627

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries ("BNSF Railway" or the "Company") as of September 30, 2008, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007, the consolidated statements of cash flows for each of the nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of changes in stockholder’s equity for the nine-month period ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2008, except as described in Note 1 as to which the date is October 8, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
October 23, 2008

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

Results of Operations

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007

Revenues

The following table presents BNSF Railway’s revenue information by business group for the nine months ended September 30, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2008	2007	2008	2007	2008	2007

Consumer Products	$4,643	$4,167	3,655	3,882	$1,270	$1,073
Industrial Products	3,109	2,758	1,245	1,252	2,497	2,203
Coal	2,903	2,385	1,868	1,832	1,554	1,302
Agricultural Products	2,603	1,918	817	752	3,186	2,551
Total Freight Revenues	13,258	11,228	7,585	7,718	$1,748	$1,455
Other Revenues	210	187
Total Operating Revenues	$13,468	$11,415

Freight revenues for the first nine months of 2008 were $13,258 million, up 18 percent compared with the same 2007 period, while cars/units decreased by 2 percent during this same period. Freight revenues included an increase of approximately $1,250 million in fuel surcharges compared with the same 2007 period. Average revenue per car/unit was up 20 percent in the first nine months of 2008 from the first nine months of 2007 primarily due to fuel surcharges and improved pricing.

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

    Consumer Products revenues of $4,643 million for the first nine months of 2008 were $476 million, or 11 percent, greater than the first nine months of 2007. This was principally due to higher fuel surcharges, improved yields and increased domestic intermodal traffic, which was partially offset by lower international volumes related to economic softness as well as reduced transpacific service of a large international customer.

Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

    Industrial Products revenues of $3,109 million for the first nine months of 2008 were $351 million, or 13 percent, greater than the first nine months of 2007, due mainly to higher fuel surcharges, improved yields and demand for construction products, which more than offset the decline in building products as a result of weakness in the housing market.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $2,903 million for the first nine months of 2008 increased $518 million, or 22 percent, compared with the same 2007 period. The increase was primarily driven by improved yields, contractual inflation escalators, higher fuel surcharges and higher unit volumes. Strong coal unit volumes were driven by organic growth of existing customers as well as new eastern conversion.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

    Agricultural Products revenues of $2,603 million for the first nine months of 2008 were $685 million, or 36 percent, higher than revenues for the first nine months of 2007. This increase was primarily due to improved yields, higher fuel surcharges and strong unit volumes in ethanol, corn and wheat.

Other Revenues

Other revenues increased $23 million, or 12 percent, to $210 million for the first nine months of 2008. This was primarily due to an increase in demurrage charges.

Expenses

Total operating expenses for the first nine months of 2008 were $10,678 million, an increase of $1,825 million, or 21 percent, versus the same period in 2007.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Substantially all fuel expense consists of fuel used in locomotives for transportation services. Fuel expense also includes non-locomotive fuel-related costs such as fuel used in vehicles (maintenance of way and other vehicles/equipment), fuel used in refrigerated cars, intermodal facilities fuel and fuel-based products used in servicing locomotives.

Fuel expenses of $3,685 million for the first nine months of 2008 were $1,353 million, or 58 percent, higher than the first nine months of 2007. The increase in fuel expense was primarily due to an increase in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel increased by $1.24 to $3.33, resulting in a $1,318 million increase in expense. The increase in the average all-in cost reflected an increase in the average purchase price per gallon of $1.26, or a $1,337 million increase in locomotive fuel expenses, offset by an increase in the hedge benefit of 2 cents per gallon, or $19 million (first nine months 2008 benefit of $44 million less first nine months 2007 benefit of $25 million). Locomotive fuel consumption was relatively flat as compared with consumption in the same 2007 period.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $2,932 million for the first nine months of 2008 were $154 million, or 6 percent, higher than the same prior year period. This increase was primarily related to higher incentive compensation costs, which covers all non-union and about 25 percent of union employees. Wage inflation was partially offset by improved productivity. The average number of employees decreased 1 percent compared to the first nine months of 2007.

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

Purchased service expenses of $1,553 million for the first nine months of 2008 were $64 million, or 4 percent, higher than the first nine months of 2007. This increase was due to haulage payments for transportation over other railroads and locomotive and freight car contract maintenance expense.

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

Depreciation and amortization expenses of $1,038 million for the first nine months of 2008 were $86 million, or 9 percent, higher than the same period in 2007. This increase in depreciation expense was primarily due to continuing capital expenditures, updated depreciation rates for locomotives that went into effect in April 2007 and updated depreciation rates for other roadway property that went into effect in April 2008.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $683 million for the first nine months of 2008 were $21 million, or 3 percent, lower than the first nine months of 2007 due to lower volumes, improved velocity and increased asset utilization.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials, in addition to other items for construction and maintenance of property and equipment. Other expenses principally include personal injury claims, environmental remediation and derailments as well as utilities, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $787 million for the first nine months of 2008 were $189 million, or 32 percent, higher than the first nine months of 2007. The increase was primarily due to higher environmental costs.

Interest expense

Interest expense of $70 million for the first nine months of 2008 was $2 million, or 3 percent, higher than the same 2007 period. This was primarily due to a higher average debt balance, offset by the interest associated with a favorable tax settlement.

Income taxes

The effective tax rate for the nine months ended September 30, 2008, was 37.3 percent compared with 38.5 percent for the same prior year period. The decrease in the effective tax rate primarily reflects a favorable tax settlement.

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

•                Expectations as to the effect on the Company's financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and governmental and regulatory investigations and proceedings;

•                Plans and goals for future operational improvements and capital commitments; and

    •        Current or future volatility in the credit market and future market conditions or economic performance.

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•               Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets and other changes in the securities and capital markets, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, adverse economic conditions in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal, governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, changes in the securities and capital markets and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•               Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•               Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF Railway’s systems, restrictions on development and expansion plans due to environmental concerns, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: October 23, 2008

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