Form 10-K
period 2008-12-31
BNSF RAILWAY CO
filed 2009-02-13
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 3, 2009.

*BNSF Railway Company is a wholly–owned subsidiary of Burlington Northern Santa Fe Corporation; as a result, there is no market data with respect to registrant’s shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTION (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

i

Table of Contents

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

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2008, BNSF Railway had approximately 40,000 employees.

BNSF Railway’s internet address is www.bnsf.com. Through this internet Web site (under the “Investors” link), BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.

The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain could also have an adverse affect on the Company’s volumes and revenues.

Downturns in the economy could adversely affect demand for the Company’s services.

Significant, extended negative changes in domestic and global economic conditions that impact the producers and consumers of the commodities transported by the Company may have an adverse effect on the Company’s operating results, financial condition or liquidity. Declines in or muted manufacturing activity, economic growth and international trade all could result in reduced revenues in one or more business units.

Negative changes in general economic conditions could lead to disruptions in the credit markets, increase credit risks and could adversely affect the Company’s financial condition or liquidity.

Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and must finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments and its hedge arrangements. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund, which in turn could increase funding requirements.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties.

BNSF Railway is required to transport these commodities to the extent of its common carrier obligation. An accidental release of these commodities could result in a significant loss of life and extensive property damage as well as environmental remediation obligations. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities.

Acts of terrorism or war, as well as the threat of war, may cause significant disruptions in the Company’s business operations.

Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverage may not be available to the Company in the future.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.

The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on carbon dioxide emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s diesel locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Further, local concerns on emissions and other forms of pollution could inhibit the Company’s ability to build facilities in strategic locations to facilitate growth and efficient operations. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company records liabilities for environmental cleanup when the amount of its liability is both probable and reasonably estimable.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.

The Company is subject to a significant amount of governmental regulation with respect to its rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. New federal legislation mandates the implementation of positive train control technology by December 31, 2015, on all mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures. Also, some government regulations require the Company to obtain and maintain various licenses, permits and other authorizations, and it cannot assure that it will continue to be able to do so.

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.

Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates and services, could adversely impact the Company's ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The availability of qualified personnel could adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

Most of the Company’s employees are represented by unions, and failure to successfully negotiate collective bargaining agreements may result in strikes, work stoppages or substantially higher ongoing labor costs.

A significant majority of BNSF Railway’s employees are union-represented. BNSF Railway’s union employees work under collective bargaining agreements with various labor organizations. Wages, health and welfare benefits, work rules and other issues have traditionally been addressed through industry-wide negotiations. These negotiations have generally taken place over an extended period of time and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention) are exhausted. While the negotiations have not yet resulted in any extended work stoppages, if BNSF Railway is unable to negotiate acceptable new agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members, any of which could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to offset a significant portion of these higher fuel costs through its fuel surcharge program. However, to the extent that the Company is unable to maintain and expand its existing fuel surcharge program, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity.

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

Personal injury claims constitute a significant expense, and increases in the amount or severity of these claims could adversely affect the Company’s operating results, financial condition and liquidity.

The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until 1985, when its use at BNSF Railway was substantially eliminated. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, has contributed to increased expenses in the past. Future events, such as increases in the number of claims that are filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results, financial condition and liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2008. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2008, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2008, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration
BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below.

At December 31,	2008	2007	2006

Locomotives	6,510	6,400	6,330

Freight cars:
Covered hopper	35,381	36,439	33,488
Gondola	14,062	13,690	13,998
Open hopper	11,046	11,428	11,277
Flat	10,627	10,470	11,382
Box	6,146	7,948	8,937
Refrigerator	3,945	4,196	4,631
Autorack	657	416	641
Tank	447	427	426
Other	244	324	341
Total freight cars	82,555	85,338	85,121

Domestic chassis	11,336	11,714	12,849
Domestic containers	3,246	3,253	3,275
Trailers	1,195	1,200	1,209
Maintenance of way and other	4,401	4,232	3,874
Commuter passenger cars	163	163	165

Average age from date of manufacture–locomotive fleet (years)[a]	15	15	15
Average age from date of manufacture–freight car fleet (years)[a]	14	14	14
a These averages are not weighted to reflect the greater capacities of the newer equipment.

Capital Expenditures and Maintenance

Capital Expenditures
A breakdown of cash capital expenditures during 2008, 2007 and 2006 is set forth in the following table (in millions):

Year ended December 31,	2008	2007	2006

Engineering:
Rail	$429	$376	$304
Ties	358	316	311
Surfacing	230	235	214
Other[a]	544	432	397
Total engineering	1,561	1,359	1,226
Mechanical	168	141	152
Other	131	105	121
Total replacement capital	1,860	1,605	1,499
Information services	83	75	65
New locomotive and freight car acquisitions	8	−	−
Terminal and line expansion	222	568	450
Total	$2,173	$2,248	$2,014
a  Other primarily includes signals, bridges, structures and other right of way improvements.

The table above does not include expenditures for equipment financed through operating or capital leases (principally related to rolling stock).

The extent of BNSF Railway’s replacement and capacity program is outlined in the following table:

Year ended December 31,	2009 Estimate	2008	2007	2006

Track miles of rail laid[a]	889	972	994	854
Cross ties inserted (thousands)[a]	3,350	3,167	3,126	2,957
Track resurfaced (miles)	14,571	13,005	11,687	12,588
a Includes both replacement capital and expansion projects, which are primarily capitalized.

Locomotive Maintenance
As of December 31, 2008, General Electric Company, Alstom Transportation, Inc. and Electro-Motive Diesel, Inc. performed locomotive maintenance and overhauls for BNSF Railway at its facilities under various maintenance agreements that covered approximately 4,550 locomotives.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars as previously described. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include 32 major intermodal hubs located across the system. BNSF Railway’s largest intermodal facilities in terms of 2008 volume were as follows:

Intermodal Facilities	Lifts

Hobart Yard (Los Angeles, California)	1,244,000
Logistics Park (Chicago, Illinois)	809,000
Corwith Yard (Chicago, Illinois)	681,000
Willow Springs (Illinois)	618,000
Alliance (Fort Worth, Texas)	540,000
Cicero (Illinois)	488,000
San Bernardino (California)	488,000
Argentine (Kansas City, Kansas)	332,000
Stockton (California)	300,000
Memphis (Tennessee)	277,000

BNSF Railway owns 22 automotive distribution facilities and serves eight port facilities where automobiles are loaded on or unloaded from multi-level rail cars in the United States and Canada.

BNSF Railway’s largest freight car classification yards based on the average daily number of cars processed (excluding cars that do not change trains at the terminal, intermodal and coal cars) are shown below:

Classification Yards	Daily Average Cars Processed

Argentine (Kansas City, Kansas)	1,772
Galesburg (Illinois)	1,603
Barstow (California)	1,292
Tulsa (Oklahoma)	1,206
Pasco (Washington)	1,142

As of December 31, 2008, certain BNSF Railway properties and other assets were subject to liens securing $97 million of mortgage debt. Certain locomotives, rolling stock and facilities of BNSF Railway were subject to equipment leases and financing obligations, as referred to in Notes 9 and 10 to the Consolidated Financial Statements.

Productivity
Productivity, as measured by thousand gross ton miles per employee, is shown in the table below. Gross ton miles is defined as the product of the number of loaded and empty miles traveled and the combined weight of the car and contents.

Year ended December 31,	2008	2007	2006

Thousand gross ton miles divided by average number of employees	27,555	27,222	27,092

Business Mix
In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Slightly less than two-thirds of the freight revenues of the Company are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF Railway’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF Railway has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

Consumer Products:
The Consumer Products’ freight business provided approximately 34 percent of freight revenues in 2008.

Industrial Products:
The Industrial Products’ freight business provided approximately 23 percent of freight revenues in 2008.

Coal:
In 2008, the transportation of coal contributed about 23 percent of freight revenues.

Agricultural Products:
The transportation of Agricultural Products provided approximately 20 percent of 2008 freight revenues.

Freight Statistics
The following table sets forth certain freight statistics relating to rail operations for the periods indicated. Certain prior period amounts have been adjusted to conform to current year presentation.

Year ended December 31,	2008	2007	2006

Revenue ton miles (millions)[a]	664,384	657,572	647,857
Freight revenue per thousand revenue ton miles	$26.34	$23.34	$22.45
Average length of haul (miles)	1,090	1,079	1,071
a Revenue ton miles is defined as the product of the number of loaded miles traveled and the weight of the contents.

Revenues, cars/units and average revenue per car/unit information for the two years ended December 31, 2008, is incorporated by reference from a table in Item 7, Management’s Narrative Analysis of Results of Operations, under the heading “Results of Operations; Revenue Table.”

Government Regulation and Legislation
The Company is subject to federal, state and local laws and regulations generally applicable to all businesses. Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (STB) of the United States Department of Transportation (DOT), the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration (OSHA), as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada. The STB has jurisdiction over disputes and complaints involving certain rates, routes and services, the sale or abandonment of rail lines, applications for line extensions and construction and consolidation or merger with, or acquisition of control of, rail common carriers. The outcome of STB proceedings can affect the profitability of BNSF Railway’s business.

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

Many of BNSF Railway’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, BNSF Railway is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site, without regard to fault or the legality of the original conduct. Accordingly, BNSF Railway may be responsible under CERCLA and other federal and state statutes for all or part of the costs to clean up sites at which certain substances may have been released by BNSF Railway, its current lessees, former owners or lessees of properties, or other third parties. BNSF Railway may also be subject to claims by third parties for investigation, cleanup, restoration or other environmental costs under environmental statutes or common law with respect to properties they own that have been impacted by BNSF Railway operations. Further discussion is incorporated by reference from Note 10 to the Consolidated Financial Statements.

Railroad Retirement
Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been higher than those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2008, the Railroad Retirement System required up to a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

Competition
The business environment in which BNSF Railway operates is highly competitive. Depending on the specific market, deregulated motor carriers and other railroads, as well as river barges, ships and pipelines in certain markets, may exert pressure on price and service levels. The presence of advanced, high service truck lines with expedited delivery, subsidized infrastructure and minimal empty mileage continues to affect the market for non-bulk, time-sensitive freight. The potential expansion of longer combination vehicles could further encroach upon markets traditionally served by railroads. In order to remain competitive, BNSF Railway and other railroads continue to develop and implement operating efficiencies to improve productivity.

As railroads streamline, rationalize and otherwise enhance their franchises, competition among rail carriers intensifies. BNSF Railway’s primary rail competitor in the Western region of the United States is the Union Pacific Railroad Company. Other Class I railroads and numerous regional railroads and motor carriers also operate in parts of the same territories served by BNSF Railway.

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2008 was approximately 49 percent.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws and seeking injunctive relief and unspecified treble damages. These cases have been consolidated and are currently pending in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings. (In re:  Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. The Company believes that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

Results of Operations

Revenue Table
The following table presents BNSF Railway’s revenue information by business group for the years ended December 31, 2008 and 2007.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
Year ended December 31,	2008	2007	2008	2007	2008	2007

Consumer Products	$6,064	$5,664	4,818	5,149	$1,259	$1,100
Industrial Products	4,028	3,684	1,598	1,664	2,521	2,214
Coal	3,970	3,279	2,516	2,472	1,578	1,326
Agricultural Products	3,441	2,722	1,062	1,033	3,240	2,635
Total freight revenues	17,503	15,349	9,994	10,318	$1,751	$1,488
Other revenues	284	261
Total operating revenues	$17,787	$15,610

Expense Table
The following table presents BNSF Railway’s expense information for the years ended December 31, 2008 and 2007 (in millions).

Year ended December 31,	2008	2007

Fuel	$4,640	$3,327
Compensation and benefits	3,859	3,754
Purchased services	2,077	1,995
Depreciation and amortization	1,395	1,292
Equipment rents	901	942
Materials and other	1,019	790
Total operating expenses	$13,891	$12,100

Interest expense	$97	$87
Other expense, net	$18	$31
Income tax expense	$1,438	$1,384

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007
BNSF Railway recorded net income for 2008 of $2,362 million. In comparison, net income for 2007 was $2,199 million.

Revenues

Freight
Freight revenues of $17,503 million for 2008 were $2,154 million, or 14 percent higher than 2007. Freight revenues reflected a 3-percent decrease in unit volumes. Freight revenues included an increase of approximately $1,460 million in fuel surcharges compared with the same 2007 period. Growth in prices and fuel surcharges drove average revenue per car/unit up 18 percent in 2008 to $1,751 from $1,488 in 2007.

Consumer Products
The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $6,064 million for 2008 were $400 million, or 7 percent greater than 2007. Revenue gains were driven by higher revenue per unit due to increased fuel surcharges and improved yields along with slightly higher domestic traffic, partially offset by lower international and automotive volumes caused by economic softness.

Industrial Products
Industrial Products’ freight business consists of the following five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues increased $344 million, or 9 percent, to $4,028 million for 2008. The 14-percent increase in average revenue per car was mainly the result of higher fuel surcharges and improved yields. Units decreased 4 percent primarily due to a decline in building products resulting from weakness in the housing market, partially offset by increased construction product volumes.

Coal
BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $3,970 million for 2008 rose $691 million, or 21 percent, versus a year ago, due to improved yields, contractual economic escalators, increased fuel surcharges and higher unit volumes. Despite the flooding impact in the Powder River Basin and Midwest during May and June, 2008 was a record year for coal as volumes grew 2 percent. This was driven by continued strong demand for Powder River Basin coal, leading to organic growth of existing customers and new eastern U.S. conversions of power plants to burn Powder River Basin coal.

Agricultural Products
The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $3,441 million for 2008 were $719 million, or 26 percent higher than revenues for 2007. This increase was primarily due to improved yields, higher fuel surcharges and strong unit volume growth in ethanol, corn and soybeans.

Other Revenues
Other revenues increased $23 million, or 9 percent, to $284 million for 2008 compared to 2007. This increase was primarily due to an increase in demurrage charges, partially offset by a reduction in storage revenues for containers at BNSF Railway intermodal hubs.

Expenses
Total operating expenses for 2008 were $13,891 million, an increase of $1,791 million, or 15 percent over 2007.

Fuel
Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Substantially all fuel expense consists of fuel used in locomotives for transportation services. Fuel expense also includes non-locomotive fuel-related costs such as fuel used in vehicles (maintenance of way and other vehicles/equipment), fuel used in refrigerated cars, intermodal facilities’ fuel and fuel-based products used in servicing locomotives.

Fuel expenses of $4,640 million for 2008 were $1,313 million, or 39 percent higher than 2007. The increase in fuel expense was primarily due to an increase in the average all-in cost per gallon of locomotive diesel fuel, partially offset by a decline in consumption related to improved fuel efficiency and lower volumes. The average all-in cost per gallon of locomotive diesel fuel increased by 94 cents to $3.16, or $1,330 million, which is comprised of an increase in the average purchase price of 91 cents, or $1,294 million, and a decrease in the hedge benefit of 3 cents, or $36 million (2008 loss of $5 million less 2007 benefit of $31 million). Locomotive fuel consumption in 2008 decreased 27 million gallons to 1,415 million gallons when compared with consumption in 2007, resulting in a $60 million decrease in fuel expense. The remainder of the increase was primarily due to higher non-locomotive fuel prices.

Compensation and Benefits
Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,859 million were $105 million, or 3 percent higher than 2007. Wage inflation and increased incentive compensation costs, which cover all non-union and about one quarter of union employees, were partially offset by improved productivity and lower pension costs. The average number of employees decreased 1 percent compared with 2007.

Purchased Services
Purchased services expense includes the following: ramping (lifting of containers onto and off of rail cars); drayage (highway movements to and from railway facilities); maintenance of locomotives, freight cars and equipment; transportation costs over other railroads; technology services outsourcing; insurance costs; professional services; and other contract services provided to BNSF Railway. The expenses are driven by the rates established in the related contracts and the volume of services required.

Purchased services expenses of $2,077 million for 2008 were $82 million, or 4 percent higher than 2007. The increase primarily reflected higher freight car and locomotive contract maintenance expense as well as increased haulage payments for transportation over other railroads.

Depreciation and Amortization
Depreciation and amortization expenses for the period are determined by using the group method of depreciation, which applies a single rate to the gross investment in a particular class of property. Due to the capital-intensive nature of BNSF Railway’s operations, depreciation expense is a significant component of the Company’s operating expenses. The full effect of inflation is not reflected in operating expenses because depreciation is based on historical cost.

Depreciation and amortization expenses of $1,395 million for 2008 were $103 million, or 8 percent higher than 2007. This increase was due to capital expenditures and updated depreciation studies.

Equipment Rents
Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2008 of $901 million were $41 million, or 4 percent lower than 2007, due to lower volumes and improved car velocity.

Materials and Other
Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials, in addition to other items for maintenance of property and equipment. Other expenses principally include personal injury claims, environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $1,019 million for 2008, were $229 million, or 29 percent higher than 2007. The increase was primarily due to higher environmental costs, a reduction in gains on land sales, higher derailment costs and higher property and other miscellaneous taxes.

Interest Expense
Interest expense of $97 million for 2008 was $10 million, or 11 percent higher than 2007. This increase was primarily the result of a higher average debt balance, partially offset by the interest associated with a favorable tax settlement.

Income Taxes
The effective rate in 2008 was 37.8 percent compared with 38.6 percent for the prior year. The decrease in the effective tax rate primarily reflects a favorable tax settlement.

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

•	Expectations as to operating results, such as revenue growth and earnings;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets and other changes in the securities and capital markets, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•
Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, including the management of the amount of traffic on the system to meet demand and the ability to acquire sufficient resources to meet that demand, the ability to expand the capacity of the system, congestion on other railroads and capacity constraints affecting all links in the transportation chain that feed traffic and goods to BNSF Railway’s systems, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date a forward-looking statement is made. The Company undertakes no obligation to revise forward-looking statements to reflect future events, changes in circumstances or changes in beliefs. In the event the Company does update any forward-looking statement, no inference should be made that the Company will make additional updates with respect to that statement, related matters, or any other forward-looking statements. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements made by the Company may appear in the Company’s public filings with the SEC, which are accessible at www.sec.gov, and on the Company’s Web site at www.bnsf.com, and which investors are advised to consult.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Year ended December 31,	2008	2007

Fuel-hedge (loss) benefit (including ineffective portion of unexpired hedges)	$(5)	$31
Tax effect	2	(12)
Hedge (loss) benefit, net of tax	$(3)	$19

The Company’s fuel-hedge loss is due to decreases in average fuel prices subsequent to the initiation of various hedges and through their termination. The information presented in Notes 3 and 9 to the Consolidated Financial Statements describe significant aspects of BNSF Railway’s financial instrument activities that have a material market risk. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

Commodity Price Sensitivity
BNSF Railway engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2008, are based on the front month settlement prices of West Texas Intermediate (WTI) crude oil. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel and WTI.

At December 31, 2008, BNSF Railway had recorded a fuel-hedging liability of $472 million for fuel hedges covering 2009 through 2011.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2009, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at December 31, 2008:

Sensitivity Analysis
Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value

10-percent increase	$42 million increase	$108 million increase
10-percent decrease	$42 million decrease	$107 million decrease

Based on locomotive fuel consumption during the twelve-month period ended December 31, 2008, of 1,415 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $404 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At December 31, 2008, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF Railway’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF Railway’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

Interest Rate Sensitivity
From time to time, BNSF Railway enters into various interest rate hedging transactions for purposes of managing exposure to fluctuations in interest rates by establishing rates in anticipation of both future debt issuances and the refinancing of leveraged leases. These interest rate hedges are accounted for as cash flow hedges. At December 31, 2008, there were no outstanding interest rate cash flow hedge transactions for BNSF Railway.

At December 31, 2008, the fair value of BNSF Railway’s debt, excluding capital leases, was $805 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2009, based on debt levels as of December 31, 2008:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$63 million increase
1-percent increase	$56 million decrease

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

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNSF Railway Company and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed the manner in which it accounts for uncertain tax positions.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 12, 2009

BNSF Railway Company and Subsidiaries

Consolidated Statements of Income
In millions

Year ended December 31,	2008	2007	2006
		(As Adjusted)[a]	(As Adjusted)[a]

Revenues	$17,787	$15,610	$14,816
Operating expenses:
Fuel	4,640	3,327	2,856
Compensation and benefits	3,859	3,754	3,801
Purchased services	2,077	1,995	1,894
Depreciation and amortization	1,395	1,292	1,175
Equipment rents	901	942	930
Materials and other	1,019	790	618
Total operating expenses	13,891	12,100	11,274
Operating income	3,896	3,510	3,542
Interest expense	97	87	113
Interest income, related parties	(19)	(191)	(162)
Other expense, net	18	31	39
Income before income taxes	3,800	3,583	3,552
Income tax expense	1,438	1,384	1,314
Net income	$2,362	$2,199	$2,238
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Balance Sheets
Dollars in millions

December 31,	2008	2007
		(As Adjusted) [a]
Assets
Current assets:
Cash and cash equivalents	$209	$24
Accounts receivable, net	873	805
Materials and supplies	524	579
Current portion of deferred income taxes	434	282
Other current assets	337	325
Total current assets	2,377	2,015

Property and equipment, net	30,838	29,560
Other assets	2,910	1,953
Total assets	$36,125	$33,528

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$3,114	$2,822
Long-term debt due within one year	254	210
Total current liabilities	3,368	3,032

Long-term debt	1,821	1,511
Deferred income taxes	8,672	8,519
Pension and retiree health and welfare liability	1,047	444
Casualty and environmental liabilities	959	843
Employee separation costs	57	77
Other liabilities	1,835	1,578
Total liabilities	17,759	16,004
Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in-capital	6,331	6,331
Retained earnings	12,852	11,797
Intercompany notes receivable	(6)	(456)
Accumulated other comprehensive loss	(811)	(148)
Total stockholder’s equity	18,366	17,524
Total liabilities and stockholder’s equity	$36,125	$33,528
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Cash Flows
In millions

Year ended December 31,	2008	2007	2006
		(As Adjusted) [a]	(As Adjusted) [a]

Operating Activities
Net income	$2,362	$2,199	$2,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,395	1,292	1,175
Deferred income taxes	420	302	330
Employee separation costs paid	(15)	(21)	(27)
Long-term casualty and environmental liabilities, net	150	26	(55)
Other, net	26	101	(192)
Changes in current assets and liabilities:
Accounts receivable, net	176	(120)	(129)
Change in accounts receivable sales program	(250)	–	–
Materials and supplies	55	(91)	(92)
Other current assets	(28)	12	105
Accounts payable and other current liabilities	(49)	(123)	(66)
Net cash provided by operating activities	4,242	3,577	3,287

Investing Activities
Capital expenditures	(2,173)	(2,248)	(2,014)
Net increase in intercompany notes receivable	−	(993)	(441)
Construction costs for facility financing obligation	(64)	(37)	(14)
Acquisition of equipment pending financing	(941)	(745)	(1,223)
Proceeds from sale of assets financed	348	778	1,244
Other, net	(228)	(147)	(151)
Net cash used for investing activities	(3,058)	(3,392)	(2,599)

Financing Activities
Payments on long-term debt	(216)	(182)	(467)
Proceeds from facility financing obligation	68	41	–
Net increase in intercompany notes receivable	(850)	–	–
Net decrease in intercompany notes payable	−	(35)	(224)
Other, net	(1)	(4)	–
Net cash used for financing activities	(999)	(180)	(691)
Increase (decrease) in cash and cash equivalents	185	5	(3)
Cash and cash equivalents:
Beginning of year	24	19	22
End of year	$209	$24	$19

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$112	$75	$110
Income taxes paid, net of refunds	$1,052	$930	$1,011
Non-cash asset financing	$258	$461	$109
Non-cash dividend	$1,300	$4,100	$–
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity
In millions

	Common Stock and Paid-in-Capital	[a]	Retained Earnings [a]	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity [a]
Balance at December 31, 2005, as adjusted	$6,331		$11,473	$–	$(51)	$17,753
Comprehensive income:
Net income	–		2,238	–	–	2,238
Minimum pension liability adjustment, net of tax expense of $24	–		–	–	40	40
Fuel hedge mark-to-market, net of tax benefit of $125	–		–	–	(199)	(199)
Total comprehensive income	–		2,238	–	(159)	2,079
Adjustment to initially apply Statement of Financial Accounting Standards (SFAS) No. 158, net of tax benefit of $48	–		–	–	(76)	(76)
Balance at December 31, 2006, as adjusted	6,331		13,711	–	(286)	19,756
Comprehensive income:
Net income	–		2,199	–	–	2,199
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $76	–		–	–	122	122
Fuel hedge mark-to-market, net of tax expense of $11	–		–	–	16	16
Total comprehensive income	–		2,199	–	138	2,337
Adjustment for the adoption of FASB Interpretation No. (FIN) 48	–		(13)	–	–	(13)
Non-cash dividend ($4.1 per share)	–		(4,100)	–	–	(4,100)
Intercompany notes receivable	–		–	(456)	–	(456)
Balance at December 31, 2007, as adjusted	6,331		11,797	(456)	(148)	17,524
Comprehensive income:
Net income	–		2,362	–	–	2,362
Change in unrecognized prior service credit and actuarial losses, net of tax benefit of $219	–		–	–	(353)	(353)
Fuel hedge mark-to-market, net of tax benefit of $189	–		–	–	(305)	(305)
Unrealized loss on securities held by equity method investees, net of tax benefit of $3	–		–	–	(5)	(5)
Total comprehensive income	–		2,362	–	(663)	1,699
Adjustment to change the measurement date pursuant to SFAS No. 158, net of tax benefit of $3	–		(7)	–	2	(5)
Adjustment to initially apply SFAS No. 158 to equity method investees, net of tax benefit of $1	–		–	–	(2)	(2)
Non-cash dividend ($1.3 per share)	–		(1,300)	–	–	(1,300)
Intercompany notes receivable	–		–	450	–	450
Balance at December 31, 2008	$6,331		$12,852	$(6)	$(811)	$18,366
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Coal and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 34 percent, 23 percent, 23 percent and 20 percent, respectively, of total freight revenues for the year ended December 31, 2008.

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

BNSF Acquisition, Inc. (BNSF Acquisition), a wholly-owned subsidiary of BNSF was merged with and into BNSF Railway on March 18, 2008. BNSF Acquisition was formed on April 17, 1996 as the vehicle to acquire Washington Central Railroad Company, Inc. SFAS No. 141, Business Combinations, carries forward without reconsideration the previous guidance related to the combination of entities under common control in Accounting Principles Board Opinion No. 16, Business Combinations. Accordingly, the information affected by this merger has been retrospectively revised herein.

The effects of this transaction were as follows (in millions):

Consolidated Statements of Income
Year ended December 31,	2007		2006
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues	$15,605	$15,610	$14,811	$14,816
Compensation and benefits	3,754	3,754	3,800	3,801
Depreciation and amortization	1,290	1,292	1,174	1,175
Total operating expenses	12,098	12,100	11,272	11,274
Operating income	3,507	3,510	3,539	3,542
Income before income taxes	3,580	3,583	3,549	3,552
Income tax expense	1,383	1,384	1,313	1,314
Net income	$2,197	$2,199	$2,236	$2,238

Consolidated Balance Sheet
December 31,	2007
	As Reported	As Adjusted
Property and equipment, net	$29,513	$29,560
Other assets	1,927	1,953
Total assets	33,455	33,528

Accounts payable and other current liabilities	2,848	2,822
Total current liabilities	3,058	3,032

Deferred income taxes	8,501	8,519
Total liabilities	16,012	16,004

Common stock issued and outstanding and paid-in capital	6,286	6,331
Retained earnings	11,761	11,797
Total stockholder’s equity	17,443	17,524
Total liabilities and stockholder’s equity	$33,455	$33,528

Consolidated Statements of Cash Flows
Year ended December 31,	2007		2006
	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$2,197	$2,199	$2,236	$2,238
Depreciation and amortization	1,290	1,292	1,174	1,175
Accounts payable and other current liabilities	(119)	(123)	(64)	(66)
Net cash provided by operating activities	3,577	3,577	3,286	3,287

Investing activities other, net[a]	(148)	(147)	(151)	(151)
Net cash used for investing activities	$(3,393)	$(3,392)	$(2,599)	$(2,599)
a  Comparative prior period amounts have been reclassified to conform to the current presentation.

The effects of the adjustments on years prior to fiscal 2006 resulted in an adjustment to increase stockholder’s equity as of December 31, 2005, by $77 million.

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

Accounts Receivable, Net
Accounts receivable, net includes accounts receivable reduced by an allowance for bill adjustments and uncollectible accounts. The allowance for bill adjustments and uncollectible accounts is based on historical experience as well as any known trends or uncertainties related to customer billing and account collectibility. Additionally, accounts receivable, net is reduced by receivables sold under the Accounts Receivable sales program (see Note 6 to the Consolidated Financial Statements).

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

Property and Equipment, Net
Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the STB, which is generally every three years for equipment property and every six years for track structure and other roadway property. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively, and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation, and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

The Company self-constructs portions of its track structure and rebuilds certain classes of rolling stock. Expenditures that significantly increase asset values or extend useful lives are capitalized. In addition to direct labor and material, certain indirect costs, which relate to supportive functions, are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.

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

Planned Major Maintenance Activities
The Company utilizes the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Accordingly, BNSF Railway has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, will be amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years.

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

Uncertain Tax Positions
In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million (for additional information see Note 5 to the Consolidated Financial Statements).

Stock-Based Compensation
Under various stock incentive plans, BNSF has granted options to BNSF Railway employees to purchase BNSF common stock at a price not less than fair market value at the date of grant. Certain employees of BNSF Railway also participate in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. BNSF Railway adopted SFAS No. 123R, Share-Based Payment, on January 1, 2006. This statement requires BNSF Railway to recognize the cost of employee services received in exchange for BNSF’s equity instruments. Under SFAS No. 123R, BNSF Railway is required to record compensation expense over an award’s vesting period based on the award’s fair value at the date of grant. BNSF Railway has elected to adopt SFAS No. 123R on a modified prospective basis. Since the adoption of this new guidance, there have been no significant changes in the quantity or types of instruments used in stock-based compensation programs, nor have there been any significant changes in the terms of existing stock-based compensation arrangements. BNSF Railway did, however, record a favorable cumulative adjustment for estimated forfeitures of $3 million, which, due to immateriality, was included as a reduction to compensation expense in the first quarter of 2006.

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

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements around fair value measurements.

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

The Company adopted SFAS No. 157 on January 1, 2008, and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 3 to the Consolidated Financial Statements).

However, the Company had not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations as of December 31, 2008. The Company has applied the provisions of the standard to these assets and liabilities, beginning January 1, 2009, as required by FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157. This adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.

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

Fuel
Fuel costs represented 33 percent, 27 percent and 25 percent of total operating expenses during 2008, 2007 and 2006, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during 2008 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities
As of December 31, 2008, BNSF Railway’s total fuel-hedging positions for 2009, 2010 and 2011 represent 22 percent, 18 percent and 13 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Statements of Income for fuel-hedge transactions were as follows (in millions):

Year ended December 31,	2008	2007	2006

Hedge benefit	$12	$30	$342
Ineffective portion of open hedges	(17)	1	(1)
Tax effect	2	(12)	(131)
Hedge (loss) benefit, net of tax	$(3)	$19	$210

The ineffective portion of unrealized gains and losses of open hedges are recorded in the Consolidated Statements of Income as a component of fuel expense.

The amounts recorded in the Consolidated Balance Sheets for fuel-hedge transactions were as follows (in millions):

December 31,	2008	2007

Short-term fuel-hedging asset	$–	$29
Long-term fuel-hedging asset	–	10
Short-term fuel-hedging liability	(279)	–
Long-term fuel-hedging liability	(193)	–
Ineffective portion of open hedges	17	–
Tax effect	174	(15)
Amount included in AOCL, net of tax	$(281)	$24
Settled fuel-hedging contracts receivable	$–	$6
Settled fuel-hedging contracts payable	$(38)	$–

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the position of the instruments exceeds a certain net asset or net liability threshold, respectively. The aggregate fair value of all fuel-hedge instruments under these provisions were in a net liability position on December 31, 2008, of $131 million, for which the Company has posted collateral of $106 million. Additionally, the Company has posted collateral of $20 million as of December 31, 2008, related to fuel-hedging contracts payable, to be settled during the first quarter of 2009. The collateral is reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The fuel-hedging liabilities presented in the table above do not reflect a reduction for the posted collateral.

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157 utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
During 2008, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 24.02 million gallons of fuel with an average swap price of $2.44 per gallon, all of which expired during the year. As of December 31, 2008, there were no HO hedge positions outstanding.

West Texas Intermediate (WTI) Crude Oil Hedges
In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2008, the sum of all such costs averaged approximately 74 cents per gallon.

During 2008, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 12.82 million barrels of fuel with an average swap price of $82.81 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 5.89 million barrels of fuel with an average cap price of $112.52 per barrel and an average floor price of $103.81 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of December 31, 2008.

	Quarter Ending
2009	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,125	1,215	1,240	1,425	5,005
Equivalent gallons hedged (in millions)	47.25	51.03	52.08	59.85	210.21
Average swap price (per barrel)	$74.22	$73.59	$75.09	$75.72	$74.71
Fair value (in millions)	$(28)	$(24)	$(23)	$(23)	$(98)

WTI Costless Collars
Barrels hedged (in thousands)	975	755	520	475	2,725
Equivalent gallons hedged (in millions)	40.95	31.71	21.84	19.95	114.45
Average cap price (per barrel)	$126.40	$127.01	$135.82	$135.46	$129.95
Average floor price (per barrel)	$116.20	$117.05	$125.55	$125.38	$119.82
Fair value (in millions)	$(66)	$(48)	$(36)	$(31)	$(181)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(28)	$(27)	$(25)	$(24)	$(104)

WTI Costless Collars
Barrels hedged (in thousands)	400	400	400	300	1,500
Equivalent gallons hedged (in millions)	16.80	16.80	16.80	12.60	63.00
Average cap price (per barrel)	$78.22	$79.80	$81.37	$82.95	$80.43
Average floor price (per barrel)	$72.55	$74.05	$75.38	$76.87	$74.57
Fair value (in millions)	$(5)	$(5)	$(5)	$(4)	$(19)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	870	880	885	935	3,570
Equivalent gallons hedged (in millions)	36.54	36.96	37.17	39.27	149.94
Average swap price (per barrel)	$87.12	$86.52	$86.80	$87.07	$86.88
Fair value (in millions)	$(17)	$(15)	$(15)	$(15)	$(62)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(2)	$(2)	$(2)	$(2)	$(8)

Summarized Comparative Prior Year Information
The following table provides summarized comparative information for fuel-hedge transactions outstanding as of December 31, 2007.

Year ending December 31,	2008	2009	2010

WTI Swaps
Barrels hedged (in thousands)	1,010	370	70
Equivalent gallons hedged (in millions)	42.42	15.54	2.94
Average swap price (per barrel)	$63.72	$65.08	$64.80
Fair value (in millions)	$29	$8	$2

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

The amounts recorded in the Consolidated Balance Sheets for interest rate cash flow hedge transactions, which represent the fair value of open and closed hedges, were as follows (in millions):

December 31,	2008	2007

Unrecognized gain on closed hedges	$1	$1
Tax effect	–	–
Unrecognized gain in AOCL, net of tax	$1	$1

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year ended December 31,	2008	2007	2006

Accounts receivable sales fees	$12	$19	$23
Loss from participation in synthetic fuel partnership	−	5	9
Miscellaneous, net	6	7	7
Total	$18	$31	$39

The decrease in other expense, net was predominantly due to lower accounts receivable sales fees (see Note 6 to the Consolidated Financial Statements for additional information).

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generated Section 29 synthetic fuel tax credits, which reduced the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2007 and 2006, BNSF Railway received a tax benefit from its participation in the partnership of approximately $7 million and $11 million, respectively, related to the fuel tax credits and the deduction of partnership operating losses. In 2007 and 2006, the Company recorded approximately $5 million and $9 million, respectively, of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership did not qualify for consolidation under FIN 46R, as BNSF Railway was not the primary beneficiary of the partnership. Under the tax law, the Section 29 synthetic fuel tax credits terminated on December 31, 2007; under the BNSF Railway’s purchase agreement, it did not have any additional exposure to loss from the synthetic fuel partnership after that date.

5. Income Taxes

Income tax expense was as follows (in millions):

Year ended December 31,	2008	2007	[a]	2006	[a]
Current:
Federal	$866	$950		$870
State	152	132		114
Total current	1,018	1,082		984
Deferred:
Federal	382	248		316
State	38	54		14
Total deferred	420	302		330
Total	$1,438	$1,384		$1,314
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2008	2007	2006

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.4	2.5
Tax law change	–	–	(0.2)
Synthetic fuel credits	–	(0.1)	(0.2)
Other, net	(0.4)	0.3	(0.1)
Effective tax rate	37.8%	38.6%	37.0%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2008	2007 [a]
Deferred tax liabilities:
Depreciation and amortization	$(9,503)	$(8,976)
Hedging	−	(22)
Other	(174)	(179)
Total deferred tax liabilities	(9,677)	(9,177)
Deferred tax assets:
Pension and retiree health and welfare benefits	431	184
Casualty and environmental	409	328
Compensation and benefits	178	145
Hedging	167	−
Employee separation costs	31	35
Other	223	248
Total deferred tax assets	1,439	940
Net deferred tax liability	$(8,238)	$(8,237)

Non-current deferred income tax liability	$(8,672)	$(8,519)
Current portion of deferred income taxes	434	282
Net deferred tax liability	$(8,238)	$(8,237)
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

BNSF Railway is included in the consolidated federal income tax return of BNSF. In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities.

All federal income tax returns of BNSF are closed through 1999. Internal Revenue Service (IRS) examination of the years 2000 through 2005 for BNSF is completed, and the un-agreed issues are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2000 through 2005 may be reached within the next twelve months. BNSF is currently under examination for years 2006 and 2007.

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

A significant portion of the audit issues relate to state income tax issues with various taxing authorities and with the IRS related to whether certain asset valuations of donated property are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2008.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an $83 million increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $70 million, resulting in a decrease to the January 1, 2007, retained earnings balance of $13 million. The amount of unrecognized tax benefits at December 31, 2008, was $150 million, of which $73 million would impact the Company’s effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007
Beginning balance	$125	$87
Additions for tax positions related to current year	19	29
Additions for tax positions taken in prior years	9	12
Additions (reductions) for tax positions as a result of:
Settlements	2	–
Lapse of statute of limitations	(5)	(3)
Ending balance	$150	$125

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF Railway does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $33 million and $41 million for the payment of interest and penalties for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the Company recognized a reduction of approximately $18 million and $7 million in interest and penalty expense, respectively. For the year ended December 31, 2006, the Company recognized approximately $5 million in interest and penalty expense.

6. Accounts Receivable, Net

BNSF Railway transfers a portion of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. The sole purpose and activity of SFRC is to purchase receivables from BNSF Railway.  SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests and are isolated from BNSF Railway which eliminates all of BNSF Railway’s control over the undivided interest. SFRC periodically incurs minor legal fees that are paid by BNSF Railway and are financed through short-term intercompany payables.

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2008, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. BNSF Railway extended the maturity date of one 364-day facility to November 2009 and extended the maturity date of the other 364-day facility to March 2009, at which time the Company expects to extend it to November 2009. The two 3-year facilities were entered into in November 2007 and will mature in November 2010. The ratings of the financial institutions providing the credit under the facilities are each rated Aa2/A+ or higher. Outstanding undivided interests held by investors under the A/R sales program were $50 million and $300 million at December 31, 2008 and 2007, respectively, with $12.5 million and $75 million in each facility, respectively. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. These undivided interests were supported by $889 million and $1,105 million of receivables transferred by SFRC to the master trust at December 31, 2008 and 2007, respectively. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Balance Sheets. The interest that continues to be held by SFRC of $839 million and $805 million at December 31, 2008 and 2007, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million and $300 million at December 31, 2008 and 2007, respectively, of outstanding undivided interests held by investors. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $19.5 billion, $16.8 billion and $15.8 billion in 2008, 2007 and 2006, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $12 million, $19 million and $23 million for the years ended December 31, 2008, 2007 and 2006, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and were based on weighted average interest rates of 3.4 percent, 5.7 percent and 5.4 percent for the years ended December 31, 2008, 2007 and 2006, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at December 31, 2008. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2008 and 2007, $13 million and $11 million, respectively, of accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At December 31, 2008 and 2007, $55 million and $36 million, respectively of such allowances had been recorded, of which $54 million and $34 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million and $2 million at December 31, 2008 and 2007, respectively, had been recorded in accounts payable and other current liabilities because they relate to the outstanding undivided interests held by investors. During the years ended December 31, 2008 and 2007, $6 million and $4 million, respectively, of accounts receivable were written off. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2008, BNSF Railway was in compliance with these provisions.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2008	2007	[a]	2008 Depreciation Rates

Land	$1,751	$1,718		–%
Track structure	19,108	18,037		3.3%
Other roadway	12,922	12,370		2.6%
Locomotives	4,210	4,003		6.9%
Freight cars and other equipment	2,140	2,034		5.3%
Computer hardware and software	615	572		13.1%
Total cost	40,746	38,734
Less accumulated depreciation and amortization	(9,908)	(9,174)
Property and equipment, net	$30,838	$29,560
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

The Consolidated Balance Sheets at December 31, 2008 and 2007, included $1,648 million, net of $572 million of amortization and $1,507 million, net of $469 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $17 million, $17 million and $14 million of interest for the years ended December 31, 2008, 2007 and 2006, respectively.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2008	2007	[a]

Compensation and benefits payable	$609	$568
Accounts payable	346	308
Income tax liabilities	286	304
Casualty and environmental liabilities	280	246
Rents and leases	276	303
Hedge liabilities[b]	225	−
Property tax liabilities	157	141
Customer incentives	141	145
Other	794	807
Total	$3,114	$2,822
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.
b 2008 hedge liabilities include a reduction of $92 million for collateral paid (see Note 3 to the Consolidated Financial Statements for additional information).

9. Debt

Debt outstanding was as follows (in millions):

December 31,	2008[a]		2007[a]

Notes and debentures, due 2022	$200	8.8%	$200	8.8%
Equipment obligations, due 2009 to 2016	244	6.7	297	6.7
Capitalized lease obligations, due 2009 to 2028	1,281	5.3	938	6.3
Mortgage bonds, due 2009 to 2047	97	6.0	102	6.1
Financing obligations, due 2009 to 2028	278	6.2	211	6.3
Unamortized discount and other, net	(25)		(27)
Total	2,075		1,721
Less current portion of long-term debt	(254)	6.7%	(210)	7.2%
Long-term debt	$1,821		$1,511
a Amounts represent debt outstanding and weighted average effective interest rates for 2008 and 2007, respectively. Maturities are as of December 31, 2008.

As of December 31, 2008, certain BNSF Railway properties and other assets were subject to liens securing $97 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates.

	December 31, 2008
							Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	Maturity Date
	2009	2010	2011	2012	2013	Thereafter

Fixed-rate debt (in millions)	$254	$295	$231	$151	$143	$1,001	$2,075	$794	$805
Average interest rate	6.7%	6.4%	6.1%	6.1%	6.4%	6.4%	6.4%

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value.

During 2007, BNSF Railway made net repayments of $35 million of variable rate notes. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Statements of Income. No intercompany notes payable were outstanding at December 31, 2008 or 2007.

At December 31, 2008 and 2007, BNSF Railway had $6 million and $456 million, respectively, of intercompany notes receivable from BNSF with a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. The $450 million decrease in intercompany notes receivable is due to repayments of $446 million and an in-kind dividend of $1,300 million partially offset by $1,296 million of loans to BNSF during 2008. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

Capital Leases

2008
In 2008, BNSF Railway entered into a capital lease for approximately $158 million to finance locomotives and freight cars. The term of the lease is 20 years. Additionally, BNSF Railway entered into capital leases totaling $100 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

2007
In 2007, BNSF Railway entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years. Additionally, BNSF Railway entered into capital leases totaling $119 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

2006
In 2006, BNSF Railway entered into several capital leases totaling $108 million to finance maintenance of way and other vehicles/equipment with lease terms of three to seven years.

Financing Obligation
In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF Railway will lease the facility from the third party for 20 years. Construction is expected to be completed by mid-2009 with an approximate cost of $160 million. As of December 31, 2008, BNSF Railway has sold $109 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Guarantees
As of December 31, 2008, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2008, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years	)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership		$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52		$74		$74		10		$29	[b]
Westside Intermodal Transportation Corporation	0.0%	$39		$58		$–		15		$30	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12		$18		$–		15		$9	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/A	[d]	N/A	[d]	N/A	[d]	9		$12	[c]
Various lessors (Residual value guarantees)	0.0%	N/A		$271		$271		Various		$68	[c]
All other	0.0%	$5		$5		$2		Various		$–
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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. As of December 31, 2008, BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2008, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVGs.

All Other
As of December 31, 2008, BNSF Railway guaranteed $5 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $5 million of guarantees. These guarantees expire between 2011 and 2013.

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

10. Commitments and Contingencies

Lease Commitments
BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2008, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]

2009	$250	$620
2010	282	645
2011	219	602
2012	137	543
2013	98	519
Thereafter	614	4,051
Total	1,600	$6,980
Less amount representing interest	(319)
Present value of minimum lease payments	$1,281
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.
Lease rental expense for all operating leases, excluding per diem leases, was $686 million, $706 million and $665 million for the years ended December 31, 2008, 2007 and 2006, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

BNSF Railway assesses its unasserted liability exposure on an annual basis during the third quarter. BNSF Railway determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

During the third quarters of 2008, 2007 and 2006, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In 2008 and 2006, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2009.

Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2008	2007	2006

Beginning balance	$270	$306	$326
Accruals	–	(17)	–
Payments	(19)	(19)	(20)
Ending balance at December 31,	$251	$270	$306

Of the obligation at December 31, 2008, $208 million was related to unasserted claims while $43 million was related to asserted claims. At both December 31, 2008 and 2007, $17 million was included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. TheCompany is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	2008	2007

Claims unresolved at January 1,	1,781	1,975
Claims filed	494	376
Claims settled, dismissed or otherwise resolved	(442)	(570)
Claims unresolved at December 31,	1,833	1,781

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $230 million to $275 million. However, BNSF Railway believes that the $251 million recorded at December 31, 2008, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Other Personal Injury
BNSF Railway estimates its other personal injury liability claims and expense quarterly based on the covered population, activity levels and trends in frequency and the costs of covered injuries. Estimates include unasserted claims except for certain repetitive stress and other occupational trauma claims that allegedly result from prolonged repeated events or exposure. Such claims are estimated on an as-reported basis because the Company cannot estimate the range of reasonably possible loss due to other non-work related contributing causes of such injuries and the fact that continued exposure is required for the potential injury to manifest itself as a claim. BNSF Railway has not experienced any significant adverse trends related to these types of claims in recent years.

BNSF Railway monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2008	2007	2006

Beginning balance	$439	$439	$422
Accruals	159	190	188
Payments	(156)	(190)	(171)
Ending balance at December 31,	$442	$439	$439

At December 31, 2008 and 2007, $183 million and $163 million were included in current liabilities, respectively. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	2008	2007

Claims unresolved at January 1,	3,322	3,130
Claims filed	4,313	3,894
Claims settled, dismissed or otherwise resolved	(4,286)	(3,702)
Claims unresolved at December 31,	3,349	3,322

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $555 million. However, BNSF Railway believes that the $442 million recorded at December 31, 2008, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company
Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2008, 2007 and 2006, BNSF Railway paid premiums of $168 million, $165 million and $162 million, respectively, to BNSF IC for such coverage, net of reimbursements from third parties and recognized $168 million, $165 million and $162 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At both December 31, 2008 and 2007, unamortized premiums remaining on the Consolidated Balance Sheets were $4 million. During 2008, 2007 and 2006, BNSF IC made claim payments totaling $118 million, $150 million and $127 million, respectively, for settlement of covered claims. At December 31, 2008 and 2007, receivables from BNSF IC for claims paid were $23 million and $13 million, respectively.

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

During the third quarter of 2008, 2007 and 2006, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarter of 2008, 2007 and 2006, management recorded additional expense of approximately $13 million, $20 million and $5 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2009.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of December 31, 2008, is approximately $17 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 336 sites, including 21 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2008	2007	2006

Beginning balance	$380	$318	$370
Accruals	251	126	20
Payments	(85)	(64)	(72)
Ending balance at December 31,	$546	$380	$318

At December 31, 2008 and 2007, $80 million and $66 million were included in current liabilities, respectively.

In the second quarter of 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF Railway, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the recent increase in the number of claims against BNSF Railway and others resulting from this decision, and the completion of the analysis caused BNSF Railway to record additional pre-tax environmental expenses of $175 million in the second quarter of 2008 for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF Railway’s Montana sites.

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

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2008, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway Sites
	2008	2007

Number of sites at January 1,	346	375
Sites added during the period	19	16
Sites closed during the period	(29)	(45)
Number of sites at December 31,	336	346

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $395 million to $860 million. However, BNSF Railway believes that the $546 million recorded at December 31, 2008, is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation
In addition to asbestos, other personal injury and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	2008	2007	2006

Beginning balance at January 1,	$91	$107	$132
Accruals	3	5	2
Payments	(15)	(21)	(27)
Ending balance at December 31,	$79	$91	$107

Employee separation liabilities of $79 million were included in the Consolidated Balance Sheet at December 31, 2008, and principally represent the following: (i) $76 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $3 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2008, $22 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2021. As of December 31, 2008, the Company had updated its estimate and recorded an additional liability of $3 million related to deferred benefits (see (i) above). The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) are expected to be paid out between 2009 and approximately 2021 based on deferral elections made by the affected employees.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106 and 132R, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s Consolidated Balance Sheets. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007 that covered the period until the fiscal year-end measurement was required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008.

Components of the net cost for these plans were as follows (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2008	2007	2006	2008	2007	2006

Service cost	$25	$25	$25	$2	$2	$3
Interest cost	102	97	94	18	17	15
Expected return on plan assets	(112)	(105)	(97)	–	–	–
Amortization of net loss	16	35	46	5	6	3
Amortization of prior service credit	–	–	–	(8)	(8)	(7)
Net cost recognized	$31	$52	$68	$17	$17	$14

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the respective measurement dates (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2008[a]	September 30, 2007	December 31, 2008[a]	September 30, 2007

Benefit obligation at beginning of period	$1,763	$1,830	$304	$311
Service cost	32	25	3	2
Interest cost	127	97	22	17
Plan participants’ contributions	–	–	11	8
Actuarial loss (gain)	86	(59)	(36)	(3)
Medicare subsidy	–	–	2	2
Benefits paid	(168)	(130)	(37)	(33)
Projected benefit obligation at end of period	1,840	1,763	269	304
Component representing future salary increases	(82)	(57)	–	–
Accumulated benefit obligationat end of period	$1,758	$1,706	$269	$304
a    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans− an amendment of FASB Statements No. 87, 88, 106 and 132R, which prospectively eliminated the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008.  The measurement date for 2008 and 2007 is
      December 31, and September 30, respectively. As a result, 2008 includes 15 months worth of activity.

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at December 31, 2008, and September 30, 2007.

The following table shows the change in plan assets of the plans based on the respective measurement dates (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2008[a]	September 30, 2007	December 31, 2008[a]	September 30, 2007

Fair value of plan assets at beginning of period	$1,588	$1,394	$–	$–
Actual return on plan assets	(395)	208	–	–
Employer contribution	9	116	24	23
Plan participants’ contributions	–	–	11	8
Medicare subsidy	–	–	2	2
Benefits paid	(168)	(130)	(37)	(33)
Fair value of plan assets at measurement date	$1,034	$1,588	$–	$–

Adjustment for fourth quarter contribution	n/a	$2	n/a	$5
a    In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans− an amendment of FASB Statements No. 87, 88, 106 and 132R, which prospectively eliminated the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008.  The measurement date for 2008 and 2007 is
      December 31, and September 30, respectively. As a result, 2008 includes 15 months worth of activity.

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2008	2007	2008	2007

Funded status (plan assets less projected benefit obligations)	$(806)	$(173)	$(269)	$(299)

Of the combined pension and retiree health and welfare benefits liability of $1,075 million and $472 million recognized as of December 31, 2008 and 2007, respectively, $28 million was included in other current liabilities as of both dates.

Actuarial gains and losses and prior service costs are recognized in the Consolidated Balance Sheets through an adjustment to AOCL. Beginning in 2007, the Company recognized actuarial gains and losses and prior service costs in AOCL as they arose. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2008	2007	2006	2008	2007	2006

Balance at January 1,	$233	$429	$417	$46	$48	$–
Decrease in minimum liability included in other comprehensive loss prior to adoption of SFAS No. 158	–	–	(64)	–	–	–
SFAS No. 158 adoption adjustment	–	–	76	–	–	48
SFAS No. 158 measurement date adjustment	(4)	–	–	1	–	–
Amortization of actuarial loss	(16)	(35)	–	(5)	(6)	–
Amortization of prior service credit	–	–	–	8	8	–
Actuarial loss (gain)	621	(161)	–	(36)	(4)	–
Balance at December 31,	$834	$233	$429	$14	$46	$48

The estimated net actuarial loss and prior service credit for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $25 million and less than $1 million, respectively. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $1 million and $6 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2008	2007	2008	2007

Net actuarial loss	$834	$234	$26	$67
Prior service credit	−	(1)	(12)	(21)
Pre-tax amount recognized in AOCL at December 31,	834	233	14	46
After-tax amount recognized in AOCL at December 31,	$515	$143	$9	$28

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

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions Used to Determine Net Cost for Fiscal Years Ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	5.50%	5.25%	6.00%	5.50%	5.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Rate of compensation increase	3.80%	3.90%	3.90%	3.80%	3.90%	3.90%

Assumptions Used to Determine Benefit Obligations at the Measurement Date	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2008	September 30, 2007	December 31, 2008	September 30, 2007

Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

The following table presents assumed health care cost trend rates:

December 31,	2008	2007	2006

Assumed health care cost trend rate for next year	9.75%	10.50%	10.00%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage- Point Increase	One Percentage- Point Decrease

Effect on total service and interest cost	$2	$(1)
Effect on postretirement benefit obligation	$20	$(17)

The BNSF Retirement Plan asset allocation at December 31, 2008, and September 30, 2007, and the target allocation for 2008 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets
Plan Asset Allocation	2008	December 31, 2008	September 30, 2007

Equity Securities	45 – 75%	55%	63%
Fixed Income Securities	20 – 40%	30	27
Real Estate	5 – 15%	15	10
Total		100%	100%

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

Based on its current assumptions and funding methodology, the Company is not required to make contributions to the BNSF Retirement Plan in 2009. However, the Company may elect to make voluntary contributions in 2009. The amount of any contribution will be influenced by many factors, including, but not limited to, market return on plan assets, funding assumptions, legislative funding relief, etc. The Company expects to make benefit payments in 2009 of approximately $8 million and $24 million from its non-qualified defined benefit and retiree health and welfare plans, respectively.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy

2009	$135		$24	$(3)
2010	135		25	(3)
2011	135		26	(3)
2012	135		26	(4)
2013	136		26	(4)
2014–2018	679		127	(22)
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. The Company matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. The Company’s 401(k) matching expense was $29 million, $21 million and $28 million in 2008, 2007 and 2006, respectively.

Other
Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain post-retirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $54 million, $46 million and $44 million, in 2008, 2007 and 2006, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

13. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $1,052 million, $930 million and $1,011 million during 2008, 2007 and 2006, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

During 2008 and 2007, BNSF Railway declared in-kind dividends of $1.3 billion, or $1.3 million per share, and $4.1 billion, or $4.1 million per share, to BNSF, respectively. The in-kind dividend declared in 2008 reduced notes receivable. The in-kind dividend declared in 2007 reduced notes receivable and accounts receivable by $3,854 million and $246 million, respectively.

At December 31, 2008 and 2007, BNSF Railway had $53 million and $44 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. Included in this balance are receivables from BNSF IC for claims paid by BNSF Railway. See Note 10 to the Consolidated Financial Statements for additional information regarding BNSF IC. At December 31, 2008 and 2007, BNSF Railway had $60 million and $14 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At December 31, 2008 and 2007, BNSF Railway had $6 million and $456 million, respectively, of intercompany notes receivable from BNSF.  The $450 million decrease in intercompany notes receivable is due to repayments of $446 million and an in-kind dividend of $1,300 million partially offset by $1,296 million of loans to BNSF during 2008. During 2007 and 2006, additional borrowings were $1,708 million and $1,552 million, respectively, and repayments were $715 and $1,111 million, respectively. Additionally, during 2008, BNSF Logistics, a wholly-owned subsidiary of BNSF that specializes in third-party logistics services, borrowed and repaid $12 million on an intercompany note with BNSF Railway. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway earned revenues of $43 million, $28 million and $38 million for the years ended December 31, 2008, 2007 and 2006, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $42 million, $30 million and $31 million for the years ended December 31, 2008, 2007 and 2006, which are classified as purchased services in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF has granted options to employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway participate in these plans. In addition, under these plans BNSF has other long-term incentive plans to certain BNSF Railway employees, including, among other things, restricted stock and a discounted stock purchase program. See Notes 2 and 14 to the Consolidated Financial Statements for additional information regarding compensation expense recorded for stock incentive plans.

14. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 8 million common shares were available for future grant at December 31, 2008.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 430,000 common shares were available for future grant at December 31, 2008.

Stock Options
Under BNSF’s stock plans, options may be granted to directors, officers and salaried employees of BNSF Railway at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2008	2007	2006

Weighted average expected life (years)	4.7	4.6	4.5
Weighted average expected volatility	24.0%	24.0%	24.0%
Weighted average expected dividend yield	1.50%	1.15%	1.01%
Weighted average risk free interest rate	3.09%	4.31%	4.76%
Weighted average fair value per share at date of grant	$22.92	$21.91	$20.51

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

A summary of the status of stock options as of, and for the year ended December 31, 2008, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2008	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at beginning of year	11,344	$48.22
Granted	1,795	105.06
Exercised	(3,319)	35.34
Cancelled	(152)	64.17
Balance at end of year	9,668	$62.95	5.63	$201

Options exercisable at year end	6,880	$49.30	4.38	$201

The total intrinsic value of options exercised was $207 million, $281 million and $222 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Incentive Programs
BNSF has other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2008, is presented below (shares in thousands):

Year ended December 31, 2008	Time Based		Performance Based Units		Performance Stock		BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program		Total

Balance at beginning of year	718	$61.83	1,016	$75.97	723	$72.25	639	$50.98	51	$59.73	3,147	$66.55
Granted	59	102.06	355	105.23	178	100.13	−	−	2	86.56	594	103.31
Vested	(307)	47.02	(282)	49.21	(143)	49.21	(575)	47.58	(33)	48.26	(1,340)	47.98
Forfeited	(13)	78.24	(33)	92.02	(146)	57.53	−	−	−	−	(192)	64.90
Balance at end of year	457	$76.49	1,056	$92.48	612	$89.24	64	$81.31	20	$81.34	2,209	$87.84

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2007 and 2006, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program

Year ended December 31, 2007	$86.38	$88.80	$88.77	$	−	$79.28
Year ended December 31, 2006	$79.88	$80.17	$80.17		$81.31	$81.31

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2008, 2007 and 2006 is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total

Year ended December 31, 2008	$31	$30	$15	$51	$1	$128
Year ended December 31, 2007	$49	$21	$–	$18	$1	$89
Year ended December 31, 2006	$42	$–	$–	$25	$1	$68

Time-based awards are granted to senior managers within BNSF Railway primarily as a retention tool and to encourage ownership in BNSF. They generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

Performance-based units are granted to senior managers within BNSF Railway to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based units generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment.

Additionally, eligible employees may also earn performance stock contingent upon achievement of higher ROIC goals and continued salaried employment.

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

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2008	2007	2006

Compensation cost	$69	$66	$72
Income tax benefit	(25)	(23)	(25)
Total	$44	$43	$47

Compensation cost capitalized	$6	$7	$6

At December 31, 2008, there was $101 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.37 years.

15. Quarterly Financial Data—Unaudited

Dollars in millions	Fourth	Third	Second	First

2008
Revenues	$4,319	$4,837	$4,420	$4,211
Operating income	$1,106	$1,197	$711	$882
Net income	$659	$759	$417	$527

2007[a]
Revenues	$4,195	$4,016	$3,797	$3,602
Operating income	$948	$1,010	$848	$704
Net income	$590	$633	$531	$445
a Prior year numbers have been adjusted for the merger of BNSF Acquisition, Inc. with and into BNSF Railway Company. See Note 1 to the Consolidated Financial Statements for additional information.

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

Management assessed the effectiveness of the BNSF Railway’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, Management concluded that as of December 31, 2008, BNSF Railway’s internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services

BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant's principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accountant fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading "Item 2: Appointment of Independent Auditor; Independent Auditor Fees" in BNSF's proxy statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

BNSF Railway Company
	By:	/s/ Matthew K. Rose
Dated: February 13, 2009		Matthew K. Rose
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Director

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer), and Director

/s/ Paul W. Bischler	Vice President and Controller
Paul W. Bischler	(Principal Accounting Officer)

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ John P. Lanigan, Jr.	Director
John P. Lanigan, Jr.

/s/ Roger Nober	Director
Roger Nober

Dated:  February 13, 2009

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