Form 10-Q
period 2009-03-31
BNSF RAILWAY CO
filed 2009-04-23
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.                                 Large accelerated filer  [ ]  Accelerated filer  [  ]   Non-accelerated filer  [x ] Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at April 14, 2009

Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

Three Months Ended March 31,	2009	2008
Revenues	$3,383	$4,211

Operating expenses:
Compensation and benefits	862	977
Fuel	614	1,045
Purchased services	476	519
Depreciation and amortization	370	341
Equipment rents	201	230
Materials and other	199	217
Total operating expenses	2,722	3,329
Operating income	661	882
Interest expense	42	27
Interest income, related parties	–	(5)
Other expense, net	3	3

Income before income taxes	616	857
Income tax expense	232	330
Net income	$384	$527

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$194	$209
Accounts receivable, net	842	873
Materials and supplies	537	524
Current portion of deferred income taxes	463	434
Other current assets	448	337
Total current assets	2,484	2,377

Property and equipment, net	31,381	30,838
Other assets	2,876	2,910
Total assets	$36,741	$36,125

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,965	$3,114
Long-term debt due within one year	275	254
Total current liabilities	3,240	3,368

Long-term debt	2,142	1,821
Deferred income taxes	8,859	8,672
Pension and retiree health and welfare liability	1,049	1,047
Casualty and environmental liabilities	968	959
Employee separation costs	56	57
Other liabilities	1,824	1,835
Total liabilities	18,138	17,759
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,331	6,331
Retained earnings	13,236	12,852
Intercompany notes receivable	(201)	(6)
Accumulated other comprehensive loss	(763)	(811)
Total stockholder’s equity	18,603	18,366
Total liabilities and stockholder’s equity	$36,741	$36,125

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Three Months Ended March 31,	2009	2008

OPERATING ACTIVITIES
Net income	$384	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370	341
Deferred income taxes	121	96
Employee separation costs paid	(4)	(4)
Long-term casualty and environmental liabilities, net	(1)	7
Other, net	10	(19)
Changes in current assets and liabilities:
Accounts receivable, net	86	(82)
Change in accounts receivable sales program	(50)	–
Materials and supplies	(13)	(59)
Other current assets	(129)	(150)
Accounts payable and other current liabilities	(160)	17
Net cash provided by operating activities	614	674
INVESTING ACTIVITIES
Capital expenditures	(462)	(468)
Construction costs for facility financing obligation	(13)	(4)
Acquisition of equipment pending financing	(286)	(173)
Proceeds from sale of assets financed	368	–
Other, net	4	(88)
Net cash used for investing activities	(389)	(733)
FINANCING ACTIVITIES
Payments on long-term debt	(58)	(58)
Proceeds from facility financing obligation	15	18
Net (increase) decrease in intercompany notes receivable classified as equity	(195)	156
Other, net	(2)	–
Net cash (used for) provided by financing activities	(240)	116
(Decrease) increase in cash and cash equivalents	(15)	57
Cash and cash equivalents:
Beginning of period	209	24
End of period	$194	$81
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$18	$32
Income taxes paid, net of refunds	$253	$310
Non-cash asset financing	$395	$25

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2008	$6,331	$12,852	$(6)	$(811)	$18,366
Change in intercompany notes receivable	–	–	(195)	–	(195)
Comprehensive income:
Net income	–	384	–	–	384
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $2	–	–	–	3	3
Fuel hedge mark-to-market and other items, net of tax expense of $28	–	–	–	45	45
Total comprehensive income					432
Balance at March 31, 2009	$6,331	$13,236	$(201)	$(763)	$18,603

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF), and is the principal operating subsidiary of BNSF.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2009, and the results of operations for the three month periods ended March 31, 2009 and 2008.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.

2.      Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A1/A or higher as of March 31, 2009. The maximum amount of loss the Company would incur from credit risk based on the gross fair value of financial instruments in asset positions as of March 31, 2009 was $2 million. There were no financial instruments in asset positions as of December 31, 2008. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. There was no net exposure to counterparty credit risk at March 31, 2009 or December 31, 2008 since all financial instruments were in a net liability position.

Additional disclosure related to derivative instruments is included in Note 9 to the Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements and collateral paid (in millions).

Fair Value of Derivative Instruments

Asset Derivatives

	Balance Sheet	March 31,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under SFAS No. 133

Fuel Contracts	Other liabilities	$2	$	−
Total Asset Derivatives designated as hedging instruments under SFAS No. 133		$2	$	−

Liability Derivatives

	Balance Sheet	March 31,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under SFAS No. 133
Fuel Contracts	Accounts payable and other current liabilities	$228		$279
Fuel Contracts	Other liabilities	172		193
Total Liability Derivatives designated as hedging instruments under SFAS No. 133		$400		$472

The Effect of Derivative Instruments Gains and Losses for the Three Month Periods Ended March 31, 2009 and 2008

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	2009	2008		2009	2008		2009		2008
Fuel Contracts	$(32))	$24	Fuel expense	$(106))	$10	Fuel expense	$1	$	−
Total derivatives	$(32))	$24		$(106))	$10		$1	$	−

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Fuel

 Fuel costs represented 23 percent and 31 percent of total operating expenses during the three month periods ended March 31, 2009 and 2008, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended March 31, 2009, and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $14 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

As of March 31, 2009, BNSF Railway’s total fuel-hedging positions for the remainder of 2009, 2010, 2011, and 2012 covered approximately 22 percent, 19 percent, 14 percent, and less than 1 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

	March 31,	December 31,
	2009	2008

Settled fuel-hedging contracts payable	$$ (106)	$$ (38)

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on March 31, 2009 and December 31, 2008, of $100 million and $131 million, respectively, for which the Company posted collateral of $62 million and $106 million, respectively. Additional collateral of $36 million and $20 million was posted related to settled fuel-hedging contracts payable at March 31, 2009 and December 31, 2008, respectively. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under SFAS No. 157, Fair Value Measurements, utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

As of March 31, 2009, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended March 31, 2009, the sum of all such costs averaged approximately 24 cents per gallon.

During the first quarter of 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 29.6 million gallons of fuel with an average swap price of $1.76 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of March 31, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	2.60	3.80	2.60	2.80	11.80
Average swap price (per gallon)	$1.61	$1.62	$1.67	$1.74	$1.66
Fair value (in millions)	$–	$–	$–	$–	$–

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	3.40	3.40	3.00	3.00	12.80
Average swap price (per gallon)	$1.77	$1.75	$1.80	$1.86	$1.79
Fair value (in millions)	$–	$–	$–	$–	$–

Quarter Ending
2012	March 31,

HO Swaps
Gallons hedged (in millions)	5.00
Average swap price (per gallon)	$1.92
Fair value (in millions)	$–

West Texas Intermediate (WTI) Crude Oil Hedges

    In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended March 31, 2009, the sum of all such costs averaged approximately 70 cents per gallon.

    No additional WTI hedges were entered into during the first three months of 2009. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of March 31, 2009.

	Quarter Ending
2009	June 30,	September 30,	December 31,	Total

WTI Swaps
Barrels hedged (in thousands)	1,215	1,240	1,425	3,880
Equivalent gallons hedged (in millions)	51.03	52.08	59.85	162.96
Average swap price (per barrel)	$73.59	$75.09	$75.72	$74.85
Fair value (in millions)	$(26)	$(25)	$(25)	$(76)

WTI Costless Collars
Barrels hedged (in thousands)	755	520	475	1,750
Equivalent gallons hedged (in millions)	31.71	21.84	19.95	73.50
Average cap price (per barrel)	$127.01	$135.82	$135.46	$131.92
Average floor price (per barrel)	$117.05	$125.55	$125.38	$121.84
Fair value (in millions)	$(49)	$(36)	$(32)	$(117)

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(30)	$(28)	$(27)	$(25)	$(110)

WTI Costless Collars
Barrels hedged (in thousands)	400	400	400	300	1,500
Equivalent gallons hedged (in millions)	16.80	16.80	16.80	12.60	63.00
Average cap price (per barrel)	$78.22	$79.80	$81.37	$82.95	$80.43
Average floor price (per barrel)	$72.55	$74.05	$75.38	$76.87	$74.57
Fair value (in millions)	$(5)	$(5)	$(5)	$(4)	$(19)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	870	880	885	935	3,570
Equivalent gallons hedged (in millions)	36.54	36.96	37.17	39.27	149.94
Average swap price (per barrel)	$87.12	$86.52	$86.80	$87.07	$86.88
Fair value (in millions)	$(18)	$(16)	$(16)	$(16)	$(66)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(3)	$(3)	$(2)	$(2)	$(10)

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

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In April 2009, BNSF Railway extended the maturity date of one of the 364-day facilities so that both 364-day facilities now expire in November 2009. The two 3-year facilities were entered into in November 2007 and will mature in November 2010. The ratings of the financial institutions providing the credit under the facilities are each rated Aa3/A+ or higher. There were no outstanding undivided interests held by investors under the A/R sales program at March 31, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million outstanding under each of the four facilities. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of March 31, 2009 and December 31, 2008, $831 million and $889 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers these receivables to the master trust, it retains an undivided interest in the receivables sold, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $831 million and $839 million at March 31, 2009 and December 31, 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $3.9 billion and $4.5 billion for the three months ended March 31, 2009 and 2008, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $1 million and $3 million for the three months ended March 31, 2009 and 2008, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and were based on weighted average interest rates of 2.9 percent and 4.3 percent for the three months ended March 31, 2009 and 2008, respectively. These costs include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of accounts receivable transferred by BNSF Railway to SFRC fluctuates based upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was well below the established threshold rates at March 31, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

Receivables funded under the A/R sales program may not include amounts over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At March 31, 2009 and December 31, 2008, $15 million and $13 million, respectively, of such accounts receivable were greater than 90 days old.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At March 31, 2009 and December 31, 2008, $53 million and $55 million, respectively, of such allowances had been recorded, of which $53 million and $54 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008 had been recorded in other current liabilities because it relates to the outstanding undivided interests held by investors. During the three months ended March 31, 2009 and 2008, $2 million and less than $1 million, respectively, of accounts receivable were written off. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency, and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At March 31, 2009, BNSF Railway was in compliance with these provisions.

4.      Debt

  Financing Obligation

In 2005, the Company commenced the construction of an intermodal facility that it intends to sell to a third party and subsequently lease back. Once construction of the facility is complete and all improvements have been sold to the third party, BNSF Railway will lease the facility from the third party for 20 years. Construction is expected to be completed by mid-2009 with an approximate cost of $160 million. As of March 31, 2009, BNSF Railway has sold $124 million of completed improvements. This sale leaseback transaction is being accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility are classified as investing activities, and the inflows from the associated financing proceeds are classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Capital Leases

During the first quarter of 2009, BNSF Railway entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF Railway entered into capital leases totaling $27 million to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Guarantees

As of March 31, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$52	$72	$72	9	$28	[b]
Westside Intermodal Transportation Corporation	0.0%	$39	$58	$–	14	$30	[b]
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$18	$–	14	$9	[b]
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	9	$12	[c]
Various lessors (Residual value guarantees)	0.0%	N/A	$271	$271	Various	$69	[c]
All other	0.0%	$4	$5	$2	Various	$–
a Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheets.
c Reflects FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, asset and corresponding liability for the fair value of these guarantees.
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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of March 31, 2009, the Company had recorded a $69 million asset and corresponding liability for the fair value of RVG.

All Other

As of March 31, 2009, BNSF Railway guaranteed $4 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $2 million of the $4 million of guarantees. These guarantees expire between 2011 and 2013.

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

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$251	$270
Accruals	–	–
Payments	(4)	(4)
Ending balance at March 31,	$247	$266

Of the March 31, 2009 obligation, $204 million was related to unasserted claims while $43 million was related to asserted claims. At March 31, 2009, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended March 31,
	2009	2008
Claims unresolved at beginning of period	1,833	1,781
Claims filed	90	163
Claims settled, dismissed or otherwise resolved	(101)	(117)
Claims unresolved at March 31,	1,822	1,827

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

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $225 million to $270 million. However, BNSF Railway believes that the $247 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$442	$439
Accruals	28	46
Payments	(29)	(31)
Ending balance at March 31,	$441	$454

At March 31, 2009, $183 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended March 31,
	2009	2008
Claims unresolved at beginning of period	3,349	3,322
Claims filed	725	1,534
Claims settled, dismissed or otherwise resolved	(858)	(884)
Claims unresolved at March 31,	3,216	3,972

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $380 million to $550 million. However, BNSF Railway believes that the $441 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2009 and 2008, BNSF IC wrote insurance coverage with premiums totaling $136 million and $149 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $38 million and $42 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2009, unamortized premiums remaining on the Consolidated Balance Sheet were $102 million. During the three months ended March 31, 2009 and 2008, BNSF IC made claim payments totaling $43 million and $32 million, respectively, for settlement of covered claims. At March 31, 2009 and December 31, 2008, receivables from BNSF IC for claims paid were $6 million and $23 million, respectively.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of March 31, 2009, is approximately $16 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 335 sites, including 21 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$546	$380
Accruals	31	15
Payments	(27)	(19)
Ending balance at March 31,	$550	$376

At March 31, 2009, $70 million was included in current liabilities.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2009, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway Sites
	Three Months Ended March 31,
	2009	2008
Number of sites at beginning of period	336	346
Sites added during the period	6	6
Sites closed during the period	(7)	(6)
Number of sites at March 31,	335	346

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $400 million to $865 million. However, BNSF Railway believes that the $550 million recorded at March 31, 2009, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

  Other Claims and Litigation

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges (including complaints seeking refunds of prior charges paid for coal transportation and the prescription of future rates for such movements and claims relating to service under contract provisions or otherwise). Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Coal Rate Case Decision

    On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable.  During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed and to establish and maintain rates that do not exceed the maximum reasonable revenue-to-variable cost levels prescribed in the decision. The final amount of reparations has not yet been determined. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009, and WFA has challenged BNSF Railway’s methodology for implementing those rates before the STB. On March 4, 2009, BNSF Railway filed a petition for judicial review of the 2009 decision of the STB to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092).

    As a result of the STB's decision, BNSF Railway recognized a loss of $105 million in excess of amounts previously accrued. Of the total loss, $96 million and $9 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008
Beginning balance at January 1,	$79	$91
Accruals	2	1
Payments	(4)	(4)
Ending balance at March 31,	$77	$88

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

     Employee separation liabilities of $77 million were included in the Consolidated Balance Sheet at March 31, 2009, and principally represent the following: (i) $75 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At March 31, 2009, $21 million of the remaining liabilities was included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation (the Merger). These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2020. As of March 31, 2009, the Company had updated its estimate and recorded an additional liability of $2 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) above are expected be paid out between 2009 and 2021 based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

Components of the net cost for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
Net Cost	2009	2008	2009	2008
Service cost	$7	$6	$–	$1
Interest cost	26	26	4	4
Expected return on plan assets	(27)	(28)	–	–
Amortization of net loss	6	4	–	1
Amortization of prior service credit	–	–	(1)	(2)
Net cost recognized	$12	$8	$3	$4

8.    Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $253 million and $310 million during the first three months of 2009 and 2008, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At March 31, 2009 and December 31, 2008, BNSF Railway had $38 million and $53 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, BNSF Railway had $150 million and $60 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At March 31, 2009 and December 31, 2008, BNSF Railway had $201 million and $6 million, respectively, of intercompany notes receivable from BNSF. The $195 million increase in intercompany notes receivable is due to $218 million of loans to BNSF, partially offset by repayments of $23 million during the first three months of 2009. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway earned revenues of $9 million and $10 million for the three months ended March 31, 2009 and 2008, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $7 million and $8 million for the three month periods ended March 31, 2009 and 2008.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended March 31,
	2009	2008
Net income	$384	$527
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	3	2
Fuel hedge mark-to-market and other items, net of tax (see Note 2)	45	9
Unrealized loss on securities held by equity method investees, net of tax	–	(1)
Total comprehensive income	$432	$537

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries (the "Company") as of March 31, 2009, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2009 and 2008 and the consolidated statement of changes in stockholder’s equity for the three-month period ended March 31, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
April 22, 2009

 Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008

Revenues

The following table presents BNSF Railway’s revenue information by business group for the three months ended March 31, 2009 and 2008.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2009	2008	2009	2008	2009	2008

Consumer Products	$1,051	$1,384	976	1,165	$1,077	$1,188
Coal	863	954	627	634	1,376	1,505
Industrial Products	719	939	298	403	2,413	2,330
Agricultural Products	679	866	227	284	2,991	3,049
Total Freight Revenues	3,312	4,143	2,128	2,486	$1,556	$1,667
Other Revenues	71	68
Total Operating Revenues	$3,383	$4,211

Freight revenues for the first quarter of 2009 were $3,312 million, down 20 percent compared with the same 2008 period, on a 14-percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was down 7 percent in the first quarter of 2009 from the first quarter of 2008 primarily due to a decrease of approximately $325 million in fuel surcharges compared with the same 2008 period, as well as a $96 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”).

Consumer Products

The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $1,051 million for the first quarter of 2009 were $333 million, or 24 percent less than the first quarter of 2008. This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and a decline in average revenue per unit due primarily to lower fuel surcharges.

Coal

BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues declined $91 million, or 10 percent, to $863 million for the first quarter of 2009 compared with the same 2008 period. Improved yields from renewed contracts and contractual inflation escalators on slightly lower unit volumes were more than offset by the $96 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”) and lower fuel surcharges.

Industrial Products

Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals and plastic products and food and beverages.

Industrial Products revenues of $719 million for the first quarter of 2009 were $220 million, or 23 percent less than the first quarter of 2008 due to lower unit volumes, driven by lower demand for construction and building products, and decreased fuel surcharges, partially offset by improved yields.

Agricultural Products

The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues decreased $187 million, or 22 percent, to $679 million for the first quarter of 2009. This decrease was due mainly to reduced domestic loadings and international grain shipments and lower fuel surcharges, partially offset by improved yields.

Expenses

Total operating expenses for the first quarter of 2009 were $2,722 million, a decrease of $607 million, or 18 percent, from the same period in 2008.

Compensation and benefits

Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $862 million in the first quarter of 2009 were $115 million, or 12 percent lower than the same prior year period. This decrease was primarily the result of lower volumes, cost controls, and reduced incentive compensation costs, which covers all non-union and about one quarter of union employees. The average number of employees decreased 5 percent compared to the first quarter of 2008.

Fuel

Fuel expense is driven by market price, the level of locomotive consumption of diesel fuel and the effects of hedging activities. Substantially all fuel expense consists of fuel used in locomotives for transportation services. Fuel expense also includes non-locomotive fuel-related costs such as, fuel used in vehicles (maintenance of way and other vehicles/equipment), fuel used in refrigerated cars, intermodal facilities’ fuel, and fuel-based products used in servicing locomotives.

Fuel expenses of $614 million for the first quarter of 2009 were $431 million, or 41 percent lower than the first quarter of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $0.92 to $1.85, resulting in a $294 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.29, or a $409 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 36 cents per gallon, or $115 million (first quarter 2009 loss of $105 million less first quarter 2008 benefit of $10 million). Locomotive fuel consumption in the first quarter of 2009 decreased by 46 million gallons to 318 million gallons, when compared with consumption in the same 2008 period. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

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

Purchased service expenses of $476 million for the first quarter of 2009 were $43 million, or 8 percent lower than the first quarter of 2008. The decrease was due to variable expenses on lower volumes which led to reduced costs in ramping, drayage and equipment maintenance, as well as lower spending for professional and other services.

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

Depreciation and amortization expenses of $370 million for the first quarter of 2009 were $29 million, or 9 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to capital expenditures and due to updated depreciation rates that went into effect in April 2008 for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery.

Equipment rents

Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses of $201 million decreased $29 million, or 13 percent, compared to the first quarter of 2008 due to improved car velocity, lower volumes and the return of leased equipment.

Materials and other

Material expenses consist mainly of the costs involved to purchase mechanical and engineering materials, in addition to other items for maintenance of property and equipment. Other expenses principally include environmental remediation and derailments as well as utilities, impairments of long-lived assets, locomotive overhauls, property and miscellaneous taxes and employee separation costs. The total is offset by gains on land sales and insurance recoveries.

Materials and other expenses of $199 million for the first quarter of 2009 were $18 million or 8 percent lower than the first quarter of 2008 due largely to lower derailment costs, reduced volumes and cost controls, partially offset by increased environmental expenses.

Interest expense

Interest expense of $42 million for the first quarter of 2009 was $15 million, or 56 percent higher than the first quarter of 2008. This was primarily due to the unfavorable coal rate case decision, which increased interest expense by $9 million in the first quarter of 2009 (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”).

Income taxes

The effective tax rate for the three months ended March 31, 2009, was 37.7 percent compared with 38.5 percent for the same prior year period. The decrease in the effective tax rate is primarily related to the effect of enacted state tax legislation during the first quarter of 2009.

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
•
Expectations as to the effect on the Company’s financial condition of claims, litigation, environmental and personal injury costs, commitments, contingent liabilities, and U.S. Surface Transportation Board and other governmental and regulatory investigations and proceedings;

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•              Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, continuing volatility in the capital or credit markets and other changes in the securities and capital markets, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•               Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•               Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 4.    Controls and Procedures.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, BNSF Railway's principal executive officer and principal financial officer have concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable.  During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed and to establish and maintain rates that do not exceed the maximum reasonable revenue-to-variable cost levels prescribed in the decision. The final amount of reparations has not yet been determined. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. At the time it released its 2009 decision, the STB estimated the value to the shipper of reparations and the reduced rates would represent $345 million over the 20 year period. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009, and WFA has challenged BNSF Railway’s methodology for implementing those rates before the STB. On March 4, 2009, BNSF Railway filed a petition for judicial review of the 2009 decision of the STB to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092). The Company believes that the rates challenged by WFA were legally and commercially reasonable and that the STB decision is arbitrary and unsupported by substantial evidence, and otherwise not in accordance with law.

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

Dated:  April 23, 2009

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