Form 10-Q
period 2009-09-30
BNSF RAILWAY CO
filed 2009-10-23
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  [x]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at October 13, 2009
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$3,549	$4,837	$10,207	$13,468

Operating expenses:
Compensation and benefits	866	1,008	2,546	2,932
Fuel	606	1,349	1,729	3,685
Purchased services	444	512	1,382	1,551
Depreciation and amortization	385	348	1,133	1,038
Equipment rents	194	229	591	682
Materials and other	164	194	483	790
Total operating expenses	2,659	3,640	7,864	10,678
Operating income	890	1,197	2,343	2,790
Interest expense	15	13	92	70
Interest income, related parties	(1)	(7)	(1)	(14)
Other expense, net	1	7	4	16

Income before income taxes	875	1,184	2,248	2,718
Income tax expense	329	425	854	1,015
Net income	$546	$759	$1,394	$1,703

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$14	$209
Accounts receivable, net	873	873
Materials and supplies	522	524
Current portion of deferred income taxes	445	434
Other current assets	402	337
Total current assets	2,256	2,377

Property and equipment, net of accumulated depreciation of $10,447 and $9,908, respectively	32,122	30,838
Other assets	3,205	2,910
Total assets	$37,583	$36,125

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,661	$3,114
Long-term debt due within one year	323	254
Total current liabilities	2,984	3,368

Long-term debt	2,165	1,821
Deferred income taxes	9,357	8,672
Pension and retiree health and welfare liability	1,020	1,047
Casualty and environmental liabilities	963	959
Employee separation costs	55	57
Other liabilities	1,749	1,835
Total liabilities	18,293	17,759
Commitments and contingencies (see Notes 2, 4 and 5)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	6,331	6,331
Retained earnings	14,246	12,852
Intercompany notes receivable	(694)	(6)
Accumulated other comprehensive loss	(593)	(811)
Total stockholder’s equity	19,290	18,366
Total liabilities and stockholder’s equity	$37,583	$36,125

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Nine Months Ended September 30,	2009	2008
OPERATING ACTIVITIES
Net income	$1,394	$1,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,133	1,038
Deferred income taxes	540	282
Employee separation costs paid	(10)	(11)
Long-term casualty and environmental liabilities, net	(31)	181
Other, net	(43)	(17)
Changes in current assets and liabilities:
Accounts receivable, net	57	(162)
Change in accounts receivable sales program	(50)	278
Materials and supplies	2	(46)
Other current assets	(101)	(153)
Accounts payable and other current liabilities	(233)	316
Net cash provided by operating activities	2,658	3,409
INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,665)	(1,703)
Acquisition of equipment	(615)	(676)
Proceeds from sale of equipment financed	368	190
Construction costs for facility financing obligation	(36)	(38)
Net increase in intercompany notes receivable	–	(4)
Other, net	(164)	(141)
Net cash used for investing activities	(2,112)	(2,372)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	75	–
Payments on long-term debt	(172)	(174)
Proceeds from facility financing obligation	51	50
Net increase in intercompany notes receivable classified as equity	(688)	(921)
Other, net	(7)	–
Net cash used for financing activities	(741)	(1,045)
Decrease in cash and cash equivalents	(195)	(8)
Cash and cash equivalents:
Beginning of period	209	24
End of period	$14	$16
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$80	$84
Income taxes paid, net of refunds	$443	$699
Non-cash asset financing	$464	$79

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2008	$6,331	$12,852	$(6)	$(811)	$18,366
Change in intercompany notes receivable	–	–	(688)	–	(688)
Comprehensive income:
Net income	–	1,394	–	–	1,394
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $6	–	–	–	9	9
Change in fuel hedge mark-to-market and other items, net of tax expense of $129	–	–	–	208	208
Change in unrealized loss on securities held by equity method investees, net of tax expense of $1	–	–	–	1	1
Total comprehensive income					1,612
Balance at September 30, 2009	$6,331	$14,246	$(694)	$(593)	$19,290

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2009, and the results of operations for the three and nine month periods ended September 30, 2009 and 2008.

BNSF Railway has evaluated subsequent events through October 23, 2009, which represents the date the Consolidated Financial Statements were issued.

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported operating income or net income.

Adoption of New Accounting Pronouncement

    In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority.  The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative Generally Accepted Accounting Principles (GAAP) for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

2.    Hedging Activities

    The Company uses derivative financial instruments to hedge against increases in diesel fuel prices. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of September 30, 2009. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of September 30, 2009 was $18 million. There were no financial instruments in asset positions as of December 31, 2008. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $6 million as of September 30, 2009. There was no net exposure to counterparty credit risk at December 31, 2008 since all financial instruments were in a net liability position.

    Additional disclosure related to derivative instruments is included in Note 9 to the Consolidated Financial Statements.

    The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows (in millions). These amounts exclude $8 million and $106 million of collateral posted for certain fuel hedge contracts as of September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009		December 31, 2008
Short-term hedge asset	$2	$	−
Long-term hedge asset	6		−
Short-term hedge liability	(79)		(279)
Long-term hedge liability	(45)		(193)
Total derivatives	$(116)		$(472)

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions).

Fair Value of Derivative Instruments
Asset Derivatives
	Balance Sheet	September 30,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	Other current assets	$4	$	−
Fuel Contracts	Other assets	12		−
Fuel Contracts	Accounts payable and other current liabilities	2		−
Total Asset Derivatives designated as hedging instruments under ASC 815-20		$18	$	−
Liability Derivatives
	Balance Sheet	September 30,		December 31,
	Location	2009		2008
Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	Other current assets	$2	$	−
Fuel Contracts	Other assets	6		−
Fuel Contracts	Accounts payable and other current liabilities	81		279
Fuel Contracts	Other liabilities	45		193
Total Liability Derivatives designated as hedging instruments under ASC 815-20		$134		$472

The Effect of Derivative Instruments Gains and Losses for the Three Month Periods Ended September 30, 2009 and 2008

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	2009	2008		2009	2008		2009	2008
Fuel Contracts	$(20)	$(136)	Fuel expense	$(38)	$17	Fuel expense	$3	$(6)
Total derivatives	$(20)	$(136)		$(38)	$17		$3	$(6)

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effect of Derivative Instruments Gains and Losses for the Nine Month Periods Ended September 30, 2009 and 2008

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	2009	2008		2009	2008		2009	2008
Fuel Contracts	$152	$(16)	Fuel expense	$(204)	$50	Fuel expense	$19	$(6)
Total derivatives	$152	$(16)		$(204)	$50		$19	$(6)

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Fuel

    Fuel costs represented 22 percent and 35 percent of total operating expenses during the nine month periods ended September 30, 2009 and 2008, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during the twelve-month period ended September 30, 2009, and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $12 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities

    As of September 30, 2009, BNSF Railway’s total fuel-hedging positions for the remainder of 2009, 2010, 2011, and 2012 covered approximately 22 percent, 20 percent, 16 percent, and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

	September 30,	December 31,
	2009	2008

Settled fuel-hedging contracts payable	$$ (38)	$$ (38)

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on September 30, 2009 and December 31, 2008, of $43 million and $131 million, respectively, for which the Company posted collateral of $8 million and $106 million, respectively. Additional collateral of $15 million and $20 million was posted related to settled fuel-hedging contracts payable at September 30, 2009 and December 31, 2008, respectively. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheets, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.

    The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges

    As of September 30, 2009, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended September 30, 2009, the sum of all such costs averaged approximately 17 cents per gallon.

    During the first nine months of 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 77.35 million gallons of fuel with an average swap price of $1.95 per gallon. The following table provides fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of September 30, 2009.

	Quarter Ending
2010	March 31,		June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)		5.60	8.35	6.10	6.50	26.55
Average swap price (per gallon)		$1.79	$1.81	$1.87	$1.93	$1.85
Fair value (in millions)	$	−	$1	$1	$1	$3

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
HO Swaps
Gallons hedged (in millions)	8.30	8.30	7.50	7.50	31.60
Average swap price (per gallon)	$1.91	$1.89	$1.95	$2.01	$1.94
Fair value (in millions)	$2	$2	$1	$1	$6

	Quarter Ending
2012	March 31,	June 30,		September 30,		December 31,		Annual
HO Swaps
Gallons hedged (in millions)	17.20		2.00		−		−	19.20
Average swap price (per gallon)	$2.08		$2.18	$	−	$	−	$2.09
Fair value (in millions)	$2	$	−	$	−	$	−	$2

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

West Texas Intermediate (WTI) Crude Oil Hedges

    In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended September 30, 2009, the sum of all such costs averaged approximately 43 cents per gallon.

    During the first nine months of 2009, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 890 thousand barrels of fuel with an average swap price of $76.44 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 80 thousand barrels of fuel with an average call price of $79.86 per barrel and an average put price of $70.06 per barrel. The following table provides fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of September 30, 2009.

Quarter Ending
2009	December 31,
WTI Swaps
Barrels hedged (in thousands)	1,425
Equivalent gallons hedged (in millions)	59.85
Average swap price (per barrel)	$75.72
Fair value (in millions)	$(7)

WTI Costless Collars
Barrels hedged (in thousands)	475
Equivalent gallons hedged (in millions)	19.95
Average cap price (per barrel)	$135.46
Average floor price (per barrel)	$125.38
Fair value (in millions)	$(25)

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(15)	$(15)	$(14)	$(12)	$(56)

WTI Costless Collars
Barrels hedged (in thousands)	420	420	420	320	1,580
Equivalent gallons hedged (in millions)	17.64	17.64	17.64	13.44	66.36
Average cap price (per barrel)	$78.23	$79.79	$81.33	$82.84	$80.40
Average floor price (per barrel)	$72.35	$73.84	$75.15	$76.54	$74.34
Fair value (in millions)	$(1)	$(1)	$(1)	$(1)	$(4)

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual
WTI Swaps
Barrels hedged (in thousands)	995	1,000	1,005	1,055	4,055
Equivalent gallons hedged (in millions)	41.79	42.00	42.21	44.31	170.31
Average swap price (per barrel)	$85.59	$85.20	$85.52	$85.88	$85.55
Fair value (in millions)	$(8)	$(8)	$(7)	$(8)	$(31)

WTI Costless Collars
Barrels hedged (in thousands)	200	200	200	200	800
Equivalent gallons hedged (in millions)	8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)	$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)	$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)	$(1)	$(1)	$(1)	$(1)	$(4)

	Quarter Ending
2012	March 31,		June 30,		September 30,		December 31,		Annual
WTI Swaps
Barrels hedged (in thousands)		205		200		−		−		405
Equivalent gallons hedged (in millions)		8.61		8.40		−		−		17.01
Average swap price (per barrel)		$76.95		$77.52	$	−	$	−		$77.23
Fair value (in millions)	$	−	$	−	$	−	$	−	$	−

NYMEX #2 Heating Oil Refining Spread Hedges

    During the first nine months of 2009, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 250 thousand barrels of fuel with an average swap price of $8.06 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel-hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of September 30, 2009.

	Quarter Ending
2010	March 31,		June 30,		September 30,		December 31,		Annual
HO-WTI Swaps
Barrels hedged (in thousands)		115		90		45		−		250
Equivalent gallons hedged (in millions)		4.83		3.78		1.89		−		10.50
Average swap price (per barrel)		$7.70		$7.95		$9.20	$	−		$8.06
Fair value (in millions)	$	−	$	−	$	−	$	−	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

3.    Accounts Receivable, Net

    BNSF Railway sells a portion of its accounts receivable to Santa Fe Receivables Corporation (SFRC), a special purpose subsidiary. The sole purpose and activity of SFRC is to purchase receivables from BNSF Railway. SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust may be in the form of certificates or purchased interests and are isolated from BNSF Railway which eliminates all of BNSF Railway’s control over the undivided interest. SFRC periodically incurs minor legal fees that are paid by BNSF Railway and are financed through short-term intercompany payables.

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. Both 364-day facilities will mature in November 2009 and are expected to be renewed. The two 3-year facilities will mature in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. There was no outstanding interest held by investors under the A/R sales program at September 30, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million outstanding under each of the four facilities. These undivided interests in receivables are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of September 30, 2009 and December 31, 2008, an interest in $864 million and $878 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers the interest in these receivables to the master trust, it retains an undivided interest in the receivables, which is included in accounts receivable in the Company’s Consolidated Financial Statements. The interest that continues to be held by SFRC of $864 million and $828 million at September 30, 2009 and December 31, 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million of outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

    BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $11.2 billion and $14.5 billion for the nine months ended September 30, 2009 and 2008, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $2 million and $9 million for the nine months ended September 30, 2009 and 2008, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

    The amount of accounts receivable sold by BNSF Railway fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, including dilution and delinquencies. In order for there to be an impact on the amount of receivables BNSF Railway could sell, the combined dilution and delinquency percentages would have to exceed an established threshold. BNSF Railway has historically experienced very low levels of dilution or delinquency and was below the established reserve threshold at September 30, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of receivables BNSF Railway could sell.

    Receivables eligible under the A/R sales program do not include receivables over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At September 30, 2009 and December 31, 2008, $15 million and $9 million, respectively, of such accounts receivable were greater than 90 days old.

    BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At September 30, 2009 and December 31, 2008, $31 million and $43 million, respectively, of such allowances had been recorded, of which $31 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008 had been recorded in other current liabilities because it related to the outstanding undivided interests held by investors. During the nine months ended September 30, 2009 and 2008, $6 million and $5 million, respectively, of accounts receivable were written off, net of recoveries. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The investors in the master trust have no recourse to BNSF Railway's other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC unless and until all claims of their respective creditors have been paid. The A/R sales program includes thresholds for dilution, delinquency, and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At September 30, 2009, BNSF Railway was in compliance with these provisions.

See Note 10 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on the A/R sales program upon adoption.

4.      Debt

Financing Obligation

    In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. As of September 30, 2009, construction of the facility was completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF Railway leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Equipment Obligation

    In July 2009, BNSF Railway entered into an 18-year equipment obligation totaling $75 million to finance locomotives and railcars.

Capital Leases

    During the first nine months of 2009, BNSF Railway entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF Railway entered into capital leases totaling $96 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

Fair Value of Debt Instruments

At September 30, 2009 and December 31, 2008, the fair value of BNSF Railway’s debt, excluding capital leases, was $964 million and $805 million, respectively, while the book value was $875 million and $794 million, respectively. The fair value of BNSF Railway’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

Guarantees

As of September 30, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$48	$67	$67	9	$27	b
Westside Intermodal Transportation Corporation	0.0%	$37	$55	$–	14	$29	b
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12	$17	$–	14	$9	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	8	$11	c
Various lessors (Residual value guarantees)	0.0%	N/A	$270	$270	Various	$68	c
All other	0.0%	$4	$4	$1	Various	$–
a Reflects the maximum amount the Company could recover from a third party other than the counterparty.
b Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.
c Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.
d There is no cap to the liability that can be sought from BNSF for BNSF’s negligence or the negligence of the indemnified party. However, BNSF could receive reimbursement from certain insurance policies if the liability exceeds a certain amount.

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

Kansas City Terminal Intermodal Transportation Corporation

    BNSF Railway and another major railroad jointly and severally guarantee $48 million of debt of Kansas City Terminal Intermodal Transportation Corporation, the proceeds of which were used to finance construction of a double track grade separation bridge in Kansas City, Missouri, which is operated and used by Kansas City Terminal Railway Company (KCTRC). BNSF Railway has a 25 percent ownership in KCTRC, accounts for its interest using the equity method of accounting and would be required to fund a portion of the remaining obligation upon default by the original debtor.

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

Residual Value Guarantees (RVG)

    In the normal course of business, the Company enters into leases in which it guarantees the residual value of certain leased equipment. Some of these leases have renewal or purchase options, or both, that the Company may exercise at the end of the lease term. If the Company elects not to exercise these options, it may be required to pay the lessor an amount not exceeding the RVG. The amount of any payment is contingent upon the actual residual value of the leased equipment. Some of these leases also require the lessor to pay the Company any surplus if the actual residual value of the leased equipment is over the RVG. These guarantees will expire between 2010 and 2011.

    The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that the Company could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of September 30, 2009, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVG.

All Other

    As of September 30, 2009, BNSF Railway guaranteed $4 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $4 million of guarantees. These guarantees expire between 2011 and 2013.

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

    During the third quarter of 2009 and 2008, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarters of 2009 and 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2010.

    Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

    The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$244	$261	$251	$270
Accruals	–	–	–	–
Payments	(3)	(5)	(10)	(14)
Ending balance at September 30,	$241	$256	$241	$256

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    Of the September 30, 2009 obligation, $199 million was related to unasserted claims while $42 million was related to asserted claims. At September 30, 2009, $17 million was included in current liabilities. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

    The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Claims unresolved at beginning of period	1,750	1,800	1,833	1,781
Claims filed	89	143	236	415
Claims settled, dismissed or otherwise resolved	(96)	(83)	(326)	(336)
Claims unresolved at September 30,	1,743	1,860	1,743	1,860

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

    Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $217 million to $262 million. However, BNSF Railway believes that the $241 million recorded is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$436	$474	$442	$439
Accruals	22	34	76	136
Payments	(28)	(37)	(88)	(104)
Ending balance at September 30,	$430	$471	$430	$471

    At September 30, 2009, $153 million was included in current liabilities. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

    The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Claims unresolved at beginning of period	3,155	3,941	3,349	3,322
Claims filed	1,175	994	2,632	3,441
Claims settled, dismissed or otherwise resolved	(834)	(861)	(2,485)	(2,689)
Claims unresolved at September 30,	3,496	4,074	3,496	4,074

    Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $375 million to $530 million. However, BNSF Railway believes that the $430 million recorded is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company

    Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2009 and 2008, BNSF IC wrote insurance coverage with premiums totaling $154 million and $167 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $116 million and $126 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. During both the nine months ended September 30, 2009 and 2008, BNSF IC made claim payments totaling $87 million and $88 million, respectively, for settlement of covered claims. At September 30, 2009 and December 31, 2008, receivables from BNSF IC for claims paid were $7 million and $23 million, respectively.

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

    Liabilities for environmental cleanup costs are recorded when BNSF Railway’s liability for environmental cleanup is probable and reasonably estimable. Subsequent adjustments to initial estimates are recorded as necessarybased upon additional information developed in subsequent periods. Environmental costs include initial site surveys and environmental studies as well as costs for remediation of sites determined to be contaminated.

    BNSF Railway estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites.

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

    During the third quarters of 2009 and 2008, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2009 and 2008, management recorded additional expense of approximately $25 million and $13 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2010.

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2009, was approximately $14 million.

    BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 316 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$529	$545	$546	$380
Accruals	32	26	60	223
Payments	(24)	(28)	(69)	(60)
Ending balance at September 30,	$537	$543	$537	$543

At September 30, 2009, $75 million was included in current liabilities.

    In the second quarter of 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF Railway, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the increase in the number of claims against BNSF Railway and others resulting from this decision, and the completion of the analysis caused BNSF Railway to record additional pre-tax environmental expenses of $175 million in the second quarter of 2008 for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF Railway’s Montana sites.

    BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2009, will be paid over the next ten years, and no individual site is considered to be material.

    The following table summarizes the environmental sites:

	Three Months Ended September 30,		Nine Months Ended September 30,
BNSF Railway Sites	2009	2008	2009	2008
Number of sites at beginning of period	318	350	336	346
Sites added during the period	−	4	9	16
Sites closed during the period	(2)	(14)	(29)	(22)
Number of sites at September 30,	316	340	316	340

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

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $390 million to $850 million. However, BNSF Railway believes that the $537 million recorded at September 30, 2009, is the best estimate of the Company’s future obligation for environmental costs.

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

Coal Rate Case Decision

On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable. During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed for prior periods. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway.  In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009.  WFA challenged BNSF Railway’s methodology for implementing those rates before the STB and on July 27, 2009, the STB issued a decision that largely adopted the methodology advocated for by BNSF Railway.  The final amount of approximately $120 million in reparations, which includes interest, was submitted by WFA to the STB with BNSF Railway’s concurrence.  The STB approved the final amount of reparations on October 22, 2009, with the Company to pay the reparations within 30 days. On March 4, 2009, BNSF Railway filed a petition for judicial review of the 2009 decision of the STB to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092), and briefing is underway.

    In accordance with the final amount of reparations, during the third quarter of 2009 BNSF Railway recorded an adjustment to amounts previously accrued in the first quarter of 2009, resulting in a gain of $31 million, of which $30 million and $1 million were recorded as an increase to freight revenues and a reduction to interest expense, respectively. As such, the net impact in the first nine months of 2009 resulting from the STB’s decision was a loss of $74 million in excess of amounts previously accrued. Of the total loss, $66 million and $8 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

6.    Employee Separation Costs

Employee separation costs activity was as follows (in millions):

Nine Months Ended September 30,	2009	2008
Beginning balance at January 1,	$79	$91
Accruals	12	3
Payments	(10)	(11)
Ending balance at September 30,	$81	$83

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    Employee separation liabilities of $81 million were included in the Consolidated Balance Sheet at September 30, 2009, and principally represent the following: (i) $79 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; (ii) less than $1 million for employee-related severance costs for the consolidation of clerical functions, material handlers in mechanical shops and trainmen on reserve boards; and (iii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At September 30, 2009, $26 million of the remaining liabilities was included in current liabilities.

    The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation. These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2009 and 2020. As of September 30, 2009, the Company had updated its estimate and recorded an additional liability of $12 million related to deferred benefits. The remaining costs for (ii) above are expected to be paid out between 2009 and approximately 2011, and the costs for (iii) above are expected be paid out between 2009 and 2021 based on deferral elections made by the affected employees.

7.    Employment Benefit Plans

Components of the net cost were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Cost	2009	2008	2009	2008
Service cost	$7	$7	$21	$19
Interest cost	25	25	76	76
Expected return on plan assets	(27)	(28)	(80)	(84)
Amortization of net loss	7	4	19	12
Net cost recognized	$12	$8	$36	$23

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Cost	2009	2008	2009	2008
Service cost	$1	$1	$2	$2
Interest cost	4	4	11	13
Amortization of net loss	−	1	1	3
Amortization of prior service credit	(1)	(1)	(4)	(5)
Net cost recognized	$4	$5	$10	$13

In the second quarter of 2009, the Company made a voluntary contribution of $33 million to BNSF’s qualified pension plan. The Company is not required to make any additional contributions to BNSF’s qualified pension plan in 2009.

8.    Related Party Transactions

    BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $443 million and $699 million during the first nine months of 2009 and 2008, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    At September 30, 2009 and December 31, 2008, BNSF Railway had $43 million and $53 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, BNSF Railway had $78 million and $60 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

    At September 30, 2009 and December 31, 2008, BNSF Railway had $694 million and $6 million, respectively, of intercompany notes receivable from BNSF. The $688 million increase in intercompany notes receivable is due to $842 million of loans to BNSF, partially offset by repayments of $154 million during the first nine months of 2009. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

    BNSF Railway earned revenues of $25 million and $31 million for the nine months ended September 30, 2009 and 2008, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $18 million and $29 million for the nine month periods ended September 30, 2009 and 2008.

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

9.    Comprehensive Income

    Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholder’s Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans and accounting for derivative financial instruments, which qualify for cash flow hedge accounting.

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$546	$759	$1,394	$1,703
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	3	2	9	6
Change in fuel hedge mark-to-market and other items, net of tax (see Note 2)	8	(89)	208	(36)
Change in unrealized loss on securities held by equity method investees, net of tax	1	(1)	1	(1)
Total comprehensive income	$558	$671	$1,612	$1,672

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

    The following table provides the components of accumulated other comprehensive loss (in millions):

	September 30, 2009	December 31, 2008
Unrecognized prior service credit and actuarial losses, net of tax (see Note 7)	$(514)	$(523)
Fuel/interest hedge mark-to-market and other items, net of tax (see Note 2)	(73)	(281)
Unrealized loss on securities held by equity method investees, net of tax	(6)	(7)
Total Accumulated other comprehensive loss	$(593)	$(811)

10.    Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. SFAS 166 limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE), which will require companies to evaluate former QSPEs for consolidation.

    In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends existing guidance used to determine whether or not a company is required to consolidate a variable interest entity (VIE) and requires enhanced disclosures. SFAS No. 167 eliminates quantitative-based assessments and will require companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

Both SFAS 166 and SFAS 167 are effective for the Company on January 1, 2010.

    As discussed in Note 3, the Company’s A/R sales program involves a master trust that issues an undivided interest in receivables to investors.  The A/R sales master trust is not currently consolidated in the Company’s financial statements and the undivided interest in receivables that have been sold to investors is derecognized.  These new pronouncements will require the Company to consolidate the A/R sales master trust and to no longer derecognize the undivided interest sold to investors effective January 1, 2010.  As a result, the Company’s Consolidated Balance Sheets will reflect an increase in accounts receivable, net and an increase in current liabilities for the amount of undivided interest sold to investors and any related cash flow impacts will be included in Financing Activities rather than Operating Activities in the Consolidated Statements of Cash Flows. There was no outstanding interest held by investors under the A/R sales program at September 30, 2009. Outstanding undivided interests held by investors under the A/R sales program was $50 million at December 31, 2008.

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

We have reviewed the accompanying consolidated balance sheet of BNSF Railway Company and its subsidiaries ("the Company") as of September 30, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008 and consolidated statement of changes in stockholder's equity for the nine-month period ended September 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of changes in stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 12, 2009 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
October 23, 2009

 Item 2.    Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Results of Operations

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008

Revenues Summary

The following table presents BNSF Railway’s revenue information by business group for the nine months ended September 30, 2009 and 2008.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
	2009	2008	2009	2008	2009	2008
Consumer Products	$3,176	$4,643	2,912	3,655	$1,091	$1,270
Coal	2,678	2,903	1,820	1,868	1,471	1,554
Industrial Products	2,152	3,109	888	1,245	2,423	2,497
Agricultural Products	2,012	2,603	686	817	2,933	3,186
Total Freight Revenues	10,018	13,258	6,306	7,585	$1,589	$1,748
Other Revenues	189	210
Total Operating Revenues	$10,207	$13,468

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. BNSF Railway’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. In certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following table presents fuel surcharge and fuel expense information for the nine months ended September 30, 2009 and 2008 (in millions).

	2009	2008

Total fuel expense a	$1,729	$3,685
BNSF fuel surcharges	$859	$2,500

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Revenues

    Freight revenues for the first nine months of 2009 were $10,018 million, 24 percent lower than the same 2008 period, on a 17-percent decline in unit volumes resulting from the economic downturn. Average revenue per car/unit was 9 percent lower in the first nine months of 2009 than the first nine months of 2008 primarily due to a decrease in fuel surcharges.

Consumer Products

    The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

    Consumer Products revenues of $3,176 million for the first nine months of 2009 were $1,467 million, or 32 percent less than the first nine months of 2008. This reflects lower international intermodal, domestic intermodal and automotive volumes due to the economy and a reduction in average revenue per unit due primarily to lower fuel surcharges.

Coal

    BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

    Coal revenues of $2,678 million for the first nine months of 2009 declined $225 million, or 8 percent, compared with the same 2008 period. The decline was due to decreased fuel surcharges, lower unit volumes and a $66 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision during the first quarter of 2009 (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision.”) These declines were partially offset by improved yields from renewed contracts and a $22 million favorable coal rate case decision during the second quarter of 2009.

Industrial Products

    The Industrial Products’ freight business consists of five business areas: construction products, building products, petroleum products, chemicals & plastic products and food & beverages.

    Industrial Products revenues of $2,152 million for the first nine months of 2009 were $957 million, or 31 percent less than the first nine months of 2008 due to lower unit volumes, driven primarily by decreased demand for construction and building products, and lower fuel surcharges, partially offset by improved yields.

Agricultural Products

    The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

    Agricultural Products revenues of $2,012 for the first nine months of 2009 decreased $591 million, or 23 percent. This decrease was due mainly to lower fuel surcharges, as well as lower unit volumes predominately due to reduced domestic loadings and international grain shipments, partially offset by improved yields.

Other Revenues

    Other revenues decreased $21 million, or 10 percent, to $189 million for the first nine months of 2009. This was primarily due to a decrease in charges for storage costs.

Expenses

    Total operating expenses for the first nine months of 2009 were $7,864 million, a decrease of $2,814 million, or 26 percent, from the same period in 2008.

Compensation and benefits

    Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

    Compensation and benefits expenses of $2,546 million in the first nine months of 2009 were $386 million, or 13 percent lower than the same prior year period. This reduction was primarily the result of decreased volumes, effective cost controls, as well as lower incentive compensation costs, which cover all non-union and about one quarter of union employees. The average number of employees decreased 8 percent compared to the same 2008 period.

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

    Fuel expenses of $1,729 million for the first nine months of 2009 were $1,956 million, or 53 percent lower than the first nine months of 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.50 to $1.83, resulting in a $1,340 million decrease in expense. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.75, or a $1,569 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 25 cents per gallon, or $229 million (first nine months 2009 loss of $185 million less first nine months 2008 benefit of $44 million). Locomotive fuel consumption for the first nine months of 2009 decreased by 168 million gallons to 900 million gallons, when compared with consumption in the same 2008 period, resulting in a decrease in expense of $566 million. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

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

    Purchased service expenses of $1,382 million for the first nine months of 2009 were $169 million, or 11 percent lower than the first nine months of 2008. Variable expenses on lower volumes led to decreased costs in ramping, drayage, car repairs and other volume related costs.

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

    Depreciation and amortization expenses of $1,133 million for the first nine months of 2009 were $95 million, or 9 percent higher than the same period in 2008. This increase in depreciation expense was primarily due to capital expenditures and due to updated depreciation rates that went into effect in April 2008 for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery.

Equipment rents

    Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

    Equipment rents expenses of $591 million for the first nine months of 2009 were $91 million, or 13 percent lower than the first nine months of 2008. Improved car velocity, lower volumes and the return of leased equipment all contributed to the decrease.

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

    Materials and other expenses of $483 million for the first nine months of 2009 were $307 million or 39 percent lower than the first nine months of 2008 due largely to expenses in connection with environmental matters in Montana during the second quarter of 2008, lower derailment and personal injury costs, reduced volumes and effective cost controls.

Interest expense

    Interest expense of $92 million for the first nine months of 2009 was $22 million, or 31 percent higher than the first nine months of 2008. This was primarily due to the unfavorable coal rate case decision, which increased interest expense by $8 million (see Note 5 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”). The remainder of the increase was primarily due to a higher average debt balance. Favorable tax settlements impacted interest expense for both of the nine month periods ended September 30, 2009 and 2008.

Income taxes

    The effective tax rate for the nine months ended September 30, 2009, was 38.0 percent compared with 37.3 percent for the same prior year period. Favorable tax settlements impacted both of the nine month periods ended September 30, 2009 and 2008.

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
commitments, contingent liabilities, U.S. Surface Transportation Board and other governmental and regulatory investigations and proceedings, and changes in the economic laws and regulations applicable to the rail industry;

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

    •    Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, volatility in the capital or credit markets including changes affecting the timely availability and cost of capital, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns, and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

     •    Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, other more general legislative actions, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

    •    Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 4.    Controls and Procedures.

    Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, BNSF Railway’s principal executive officer and principal financial officer have concluded that BNSF Railway’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by BNSF Railway in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to BNSF Railway’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As discussed below, management effected changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting. There were no other changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

In July 2009, the Company implemented a new Enterprise Resource Planning (ERP) system. The implementation of this new ERP system involved changes to the Company’s procedures for internal control over financial reporting. The Company followed a system implementation life cycle process that required pre-implementation planning, design and testing. The Company conducted post-implementation monitoring, testing and process modifications to ensure the effectiveness of internal control over financial reporting. The Company does not believe that this ERP system implementation had an adverse effect on the Company’s internal control over financial reporting.

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

    Reference is made to the Company’s Form 10-Q for the quarter ending March 31, 2009, with respect to the  February 17, 2009 decision of the United States Surface Transportation Board (STB) in Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088), and BNSF Railway Company’s appeal of this STB decision to the United States Court of Appeals for the District of Columbia Circuit (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. Surface Transportation Board and United States of America, Consolidated Docket Nos. 08-1167 and 09-1092). For information relating to these matters, see Note 5, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 6.    Exhibits.

    See Index to Exhibits on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNSF Railway Company (Registrant)

By:	/s/ Thomas N. Hund
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Dated: October 23, 2009

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