Form 10-K
period 2009-12-31
BNSF RAILWAY CO
filed 2010-02-11
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [x]

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
1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 11, 2010.

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

On December 30, 1996, BNI merged with and into SFP. On December 31, 1996, The Atchison, Topeka and Santa Fe Railway Company merged with and into BNRR, and BNRR changed its name to The Burlington Northern and Santa Fe Railway Company. On January 2, 1998, SFP merged with and into The Burlington Northern and Santa Fe Railway Company. On January 20, 2005, The Burlington Northern and Santa Fe Railway Company changed its name to BNSF Railway Company.

BNSF Railway is a wholly-owned subsidiary of BNSF. Berkshire Hathaway Inc., a Delaware corporation (Berkshire), R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Berkshire (Merger Sub), and BNSF have entered into a definitive Agreement and Plan of Merger (the Merger Agreement) dated as of November 2, 2009. Pursuant to the Merger Agreement and subject to the conditions set forth therein, BNSF will merge with and into Merger Sub (the Merger) with Merger Sub surviving as an indirect wholly owned subsidiary of Berkshire. Merger Sub will change its name to Burlington Northern Santa Fe, LLC upon completion of the Merger.  After the Merger is consummated, BNSF Railway will be a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC.

The Merger is subject to the approval of (i) the holders of at least 66-2/3% of the issued and outstanding shares of BNSF common stock not owned by Berkshire or any of its affiliates or associates and (ii) the holders of a majority of the issued and outstanding shares of BNSF common stock, as well as to the satisfaction or waiver of other conditions as provided in the Merger Agreement. The Merger is expected to be completed on February 12, 2010. Further information on the proposed Merger is incorporated by reference from Note 1 to the Consolidated Financial Statements.

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2009, BNSF Railway had approximately 35,000 employees.

BNSF Railway’s internet address is www.bnsf.com. Through this internet Web site (under the “Investors” link), BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the SEC).

Further discussion of the Company’s business, including equipment and business sectors, is incorporated by reference from Item 2, “Properties.”

Item 1A. Risk Factors

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of carbon dioxide emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulation with respect to its rates and practices, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. Federal legislation enacted in 2008 mandates the implementation of positive train control technology by December 31, 2015, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation hazardous materials are transported. This type of technology is new and deploying it across BNSF Railway’s system and other railroads may pose significant operating and implementation risks and will require significant capital expenditures.

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
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. This competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, have had and will continue to have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire and maintain its rail system, trucks and barges are able to use public rights-of-way maintained by public entities. Any material increase in the capacity and quality of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain could also have an adverse effect on the Company’s volumes and revenues.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. Railroads are capital-intensive and must finance a portion of the building and maintenance of infrastructure as well as locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk for its cash investments and its hedge arrangements. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

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
The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather and natural disasters, such as tornados, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

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
Terrorist attacks and any government response to those types of attacks and war or risk of war may adversely affect the Company’s results of operations, financial condition or liquidity. The Company’s rail lines and facilities could be direct targets or indirect casualties of an act or acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues, which could have an adverse effect on operating results and financial condition. Such effects could be magnified if releases of hazardous materials are involved. Any act of terror, retaliatory strike, sustained military campaign or war or risk of war may have an adverse impact on the Company’s operating results and financial condition by causing unpredictable operating or financial conditions, including disruptions of BNSF Railway or connecting rail lines, loss of critical customers or partners, volatility or sustained increase of fuel prices, fuel shortages, general economic decline and instability or weakness of financial markets. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically, the coverage available may not adequately compensate it for certain types of incidents and certain coverages may not be available to the Company in the future.

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
The Company is subject to various personal injury claims by third parties and employees, including claims by employees who worked around asbestos until 1985, when its use at BNSF Railway was substantially eliminated. Personal injury claims by BNSF Railway employees are subject to the Federal Employees’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Future events, such as increases in the number of claims that are filed, developments in legislative and judicial standards and the costs of settling claims, could result in an adverse effect on the Company’s operating results, financial condition and liquidity.

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

The unavailability of qualified personnel could adversely affect the Company’s operations.
Changes in demographics, training requirements and the unavailability of qualified personnel, particularly engineers and trainmen, could negatively impact the Company’s ability to meet demand for rail service. Recruiting and retaining qualified personnel, particularly those with expertise in the railroad industry, are vital to operations. Although the Company has adequate personnel for the current business environment, unpredictable increases in demand for rail services may exacerbate the risk of not having sufficient numbers of trained personnel, which could have a negative impact on operational efficiency and otherwise have a material adverse effect on the Company’s operating results, financial condition or liquidity.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Track Configuration
BNSF Railway operates one of the largest railroad networks in North America with approximately 32,000 route miles of track, excluding multiple main tracks, yard tracks and sidings, approximately 23,000 miles of which are owned route miles, including easements, in 28 states and two Canadian provinces as of December 31, 2009. Approximately 9,000 route miles of BNSF Railway’s system consist of trackage rights that permit BNSF Railway to operate its trains with its crews over other railroads’ tracks.

As of December 31, 2009, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of approximately 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for approximately 10,000 route miles operated under trackage rights. At December 31, 2009, approximately 26,000 miles of BNSF Railway’s track consisted of 112-pound per yard or heavier rail, including approximately 20,000 track miles of 131-pound per yard or heavier rail.

Equipment Configuration
BNSF Railway owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock and other equipment as of the dates shown below. During 2009, BNSF Railway continued phasing out intermodal equipment (domestic chassis, domestic containers and trailers) due to an increase in customers providing their own equipment for services versus BNSF Railway maintaining a rail-controlled fleet. Certain prior period amounts have been adjusted to conform to current year presentation.

At December 31,	2009	2008	2007

Locomotives	6,759	6,510	6,400

Freight cars:
Covered hopper	33,878	35,381	36,439
Gondola	13,559	14,485	13,690
Open hopper	11,028	11,046	11,428
Flat	10,179	10,073	10,470
Box	5,493	6,145	7,948
Refrigerator	3,653	3,944	4,196
Auto rack	709	618	416
Tank	433	447	427
Other	397	416	324
Total freight cars	79,329	82,555	85,338

Domestic chassis	6,034	11,336	11,714
Domestic containers	775	3,246	3,253
Trailers	−	1,195	1,200
Maintenance of way and other	4,637	4,499	4,232
Commuter passenger cars	164	163	163

Average age from date of manufacture–locomotive fleet (years)a	16	15	15
Average age from date of manufacture–freight car fleet (years)a	19	18	18
aThese averages are not weighted to reflect the greater capacities of the newer equipment.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, including containers, chassis and vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic.

Business Mix
In serving the Midwest, Pacific Northwest and the Western, Southwestern and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from manufacturing, agricultural and natural resource industries. Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2009 was approximately 49 percent. Over half of the freight revenues of the Company are covered by contractual agreements of varying durations, while the balance is subject to common carrier, published prices or quotations offered by the Company. BNSF Railway’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline partners. BNSF Railway has also entered into marketing agreements with CSX Transportation, Canadian National Railway Company and Kansas City Southern Railway Company, expanding the marketing reach for each railroad and their customers.

BNSF Railway and Trackage Rights
Regional Connections
Intermodal Haulage Arrangement

Consumer Products:
The Consumer Products’ freight business provided approximately 32 percent of freight revenues in 2009.

Coal:
In 2009, the transportation of coal contributed about 26 percent of freight revenues.

Industrial Products:
The Industrial Products’ freight business provided approximately 21 percent of BNSF Railway’s freight revenues in 2009.

Agricultural Products:
The transportation of Agricultural Products provided approximately 21 percent of 2009 freight revenues.

Railroad Retirement
Railroad industry personnel are covered by the Railroad Retirement System instead of Social Security. BNSF Railway’s contributions under the Railroad Retirement System have been higher than those in industries covered by Social Security. The Railroad Retirement System, funded primarily by payroll taxes on covered employers and employees, includes a benefit roughly equivalent to Social Security (Tier I), an additional benefit similar to that allowed in some private defined-benefit plans (Tier II) and other benefits. For 2009, the Railroad Retirement System required a 19.75 percent contribution by railroad employers on eligible wages, while the Social Security and Medicare Acts only required a 7.65 percent contribution on similar wage bases.

Employee and Labor Relations
A significant majority of BNSF Railway’s employees are union-represented. Final agreements have been reached in the most recent bargaining round covering 100 percent of BNSF Railway’s unionized workforce. These agreements resolved all wage, work rule, and health and welfare issues through December 31, 2009, and will remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of U.S. presidential intervention) are exhausted. Negotiations for the new bargaining round began November 1, 2009.

In the new bargaining round, an agreement covering wage and work rules issues was reached with the Brotherhood of Locomotive Engineers and Trainmen (BLET), representing nearly 7,000 BNSF Railway engineers, which covers the period from January 1, 2010 through December 31, 2014. Also in the new bargaining round, BNSF Railway has joined industry-wide (or “national”) bargaining with all unions on health and welfare issues and with all unions except BLET on wage and work rule issues.

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

Results of Operations

Revenues Summary
The following table presents BNSF Railway’s revenue information by business group for the years ended December 31, 2009 and 2008.

	Revenues (in millions)		Cars / Units (in thousands)		Average Revenue Per Car / Unit
Year ended December 31,	2009	2008	2009	2008	2009	2008

Consumer Products	$4,316	$6,064	3,911	4,818	$1,104	$1,259
Coal	3,564	3,970	2,390	2,516	1,491	1,578
Industrial Products	2,874	4,028	1,172	1,598	2,452	2,521
Agricultural Products	2,834	3,441	945	1,062	2,999	3,240
Total freight revenues	13,588	17,503	8,418	9,994	$1,614	$1,751
Other revenues	260	284
Total operating revenues	$13,848	$17,787

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

The following table presents fuel surcharge and fuel expense information for the years ended December 31, 2009 and 2008 (in millions).

	2009	2008

Total fuel expense a	$2,372	$4,640
BNSF fuel surcharges	$1,226	$3,255
a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Expense Table
The following table presents BNSF Railway’s expense information for the years ended December 31, 2009 and 2008 (in millions):

Year ended December 31,	2009	2008

Compensation and benefits	$3,458	$3,859
Fuel	2,372	4,640
Purchased services	1,859	2,074
Depreciation and amortization	1,534	1,395
Equipment rents	777	901
Materials and other	640	1,022
Total operating expenses	$10,640	$13,891

Interest expense	$124	$97
Interest income, related parties	$(3)	$(19)
Other expense, net	$6	$18
Income tax expense	$1,067	$1,438

Year Ended December 31, 2009, Compared with Year Ended December 31, 2008
BNSF Railway recorded net income for 2009 of $2,014 million. In comparison, net income for 2008 was $2,362 million.

Revenues
Freight
Freight revenues of $13,588 million for 2009 were $3,915 million, or 22 percent lower than 2008. Freight revenues reflected a 16-percent decrease in unit volumes resulting from the economic downturn. Freight revenues included a decrease of $2,029 million in fuel surcharges compared with the same 2008 period.  Decreased fuel surcharges were the primary driver of the 8-percent decrease in revenue per car/unit in 2009.

Consumer Products
The Consumer Products’ freight business includes a significant intermodal component and consists of the following three business areas: international intermodal, domestic intermodal and automotive.

Consumer Products revenues of $4,316 million for 2009 were $1,748 million, or 29 percent lower than 2008. The decrease in revenue was driven by lower international intermodal, domestic intermodal and automotive volumes primarily due to the economy and lower revenue per unit driven by decreased fuel surcharges.

Coal
BNSF Railway is one of the largest transporters of low-sulfur coal in the United States. More than 90 percent of all BNSF Railway’s coal tons originate from the Powder River Basin of Wyoming and Montana.

Coal revenues of $3,564 million for 2009 declined $406 million, or 10 percent, versus a year ago, due to decreased fuel surcharges, lower unit volumes and a $66 million loss in excess of amounts previously accrued related to the unfavorable coal rate case decision during the first quarter of 2009 (see Note 10 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision.”) These declines were partially offset by improved yields and approximately $30 million for contract settlements and adjustments with specific customers.

Industrial Products
The Industrial Products’ freight business consists of the following five business areas: construction products, building products, petroleum products, chemicals & plastic products and food & beverages.

Industrial Products revenues of $2,874 million for 2009 decreased $1,154 million, or 29 percent, due to lower unit volumes, driven primarily by decreased demand for construction and building products, and lower fuel surcharges, partially offset by improved yields.

Agricultural Products
The Agricultural Products’ freight business transports agricultural products including corn, wheat, soybeans, bulk foods, ethanol, fertilizer and other products.

Agricultural Products revenues of $2,834 million for 2009 were $607 million, or 18 percent lower than revenues for 2008. This decrease was due mainly to lower fuel surcharges, as well as lower unit volumes predominately due to reduced domestic loadings and international grain shipments, partially offset by improved yields.

Other Revenues
Other revenues decreased $24 million, or 8 percent, to $260 million for 2009 compared to 2008. This decrease was primarily due to a decrease in charges for storage costs and demurrage.

Expenses
Total operating expenses for 2009 were $10,640 million, a decrease of $3,251 million, or 23 percent versus 2008.

Compensation and Benefits
Compensation and benefits includes expenses for BNSF Railway employee wages, health and welfare, payroll taxes and other related items. The primary factors influencing the expenses recorded are volume, headcount, utilization, wage rates, incentives earned during the period, benefit plan participation and pension expenses.

Compensation and benefits expenses of $3,458 million were $401 million, or 10 percent lower than 2008. This reduction was primarily the result of decreased unit volumes, effective cost controls, as well as lower incentive compensation costs, which cover nearly all non-union and about one quarter of union employees. The average number of employees decreased 9 percent compared with 2008.

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

Fuel expenses of $2,372 million for 2009 were $2,268 million, or 49 percent lower than 2008. The decrease in fuel expense was primarily due to a decrease in the average all-in cost per gallon of locomotive diesel fuel. The average all-in cost per gallon of locomotive diesel fuel decreased by $1.27 to $1.89, or $1,520 million. The decrease in the average all-in cost reflected a decrease in the average purchase price per gallon of $1.43, or a $1,710 million decrease in locomotive fuel expense, offset by an increase in the hedge loss of 16 cents per gallon, or $190 million (2009 loss of $195 million less 2008 loss of $5 million). Locomotive fuel consumption in 2009 decreased 217 million gallons to 1,198 million gallons when compared with consumption in 2008, resulting in a $684 million decrease in fuel expense. The remainder of the decrease was primarily due to lower non-locomotive fuel prices.

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

Purchased services expenses of $1,859 million for 2009 were $215 million, or 10 percent lower than 2008. Variable expenses on lower volumes led to decreased costs in ramping, drayage, car repairs and other volume-related costs.

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

Depreciation and amortization expenses of $1,534 million for 2009 were $139 million, or 10 percent higher than 2008. This increase in depreciation expense was primarily due to capital expenditures.

Equipment Rents
Equipment rents expense includes long-term and short-term payments primarily for locomotives, freight cars, containers and trailers. The expense is driven primarily by volume, lease and rental rates, utilization of equipment and changes in business mix resulting in equipment usage variances.

Equipment rents expenses for 2009 of $777 million were $124 million, or 14 percent lower than 2008. Improved car velocity, lower volumes and the return of leased equipment all contributed to the decrease.

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

Materials and other expenses of $640 million for 2009, were $382 million, or 37 percent lower than 2008, due largely to expenses in connection with environmental matters in Montana during the second quarter of 2008, lower derailment and personal injury costs, reduced volumes and effective cost controls.

Interest Expense
Interest expense of $124 million for 2009 was $27 million, or 28 percent higher than 2008. This was primarily due to the unfavorable coal rate case decision, which increased interest expense by $8 million (see Note 10 to the Consolidated Financial Statements under the heading “Coal Rate Case Decision”). The remainder of the increase was primarily due to a higher average debt balance. Favorable tax settlements impacted interest expense for both 2009 and 2008.

Income Taxes
The effective rate in 2009 was 34.6 percent compared with 37.8 percent for the prior year. The decrease was primarily related to a tax benefit related to the fourth-quarter donation of a portion of a line segment located in Washington State. There were also favorable tax settlements for both 2009 and 2008.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, volatility in the capital or credit markets, including changes affecting the timely availability and cost of capital, changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base and in the industries and geographic areas that produce and consume freight, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, competition and consolidation within the transportation industry, the extent to which BNSF Railway is successful in gaining new long-term relationships with customers or retaining existing ones, level of service failures that could lead customers to use competitors' services, changes in fuel prices and other key materials and disruptions in supply chains for these materials, increased customer bankruptcies, closures or slowdowns and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, other more general legislative actions, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations and developments in and losses resulting from other types of claims and litigation, including those relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•
Operating factors: technical difficulties, changes in operating conditions and costs, changes in business mix, the availability of equipment and human resources to meet changes in demand, the extent of the Company’s ability to achieve its operational and financial initiatives and to contain costs in response to changes in demand and other factors, the effectiveness of steps taken to maintain and improve operations and velocity and network fluidity, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, BNSF Railway utilizes various financial instruments that inherently have some degree of market risk. The following table summarizes the impact of these hedging activities on the Company’s results of operations (in millions):

Year ended December 31,	2009	2008

Fuel-hedge loss (including ineffective portion of unexpired hedges)	$(195)	$(5)
Tax effect	75	2
Hedge loss, net of tax	$(120)	$(3)

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

Commodity Price Sensitivity
BNSF Railway engages in hedging activities to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Existing hedge transactions as of December 31, 2009, are based on the front month settlement prices of New York Mercantile Exchange (NYMEX) #2 heating oil (HO), West Texas Intermediate (WTI) crude oil, or the HO refining spread (HO-WTI), which is the difference between HO and WTI. A WTI hedge combined with a HO-WTI hedge will result in the equivalent of a HO hedge. For swaps, BNSF Railway either pays or receives the difference between the hedge price and the actual average price of the hedge commodity during a specified determination period for a specified number of gallons. For costless collars, if the average hedge commodity price for a specified determination period is greater than the cap price, BNSF Railway receives the difference for a specified number of gallons. If the average commodity price is less than the floor price, BNSF Railway pays the difference for a specified number of gallons. If the commodity price is between the floor price and the cap price, BNSF Railway neither makes nor receives a payment. Hedge transactions are generally settled with the counterparty in cash. Based on historical information, BNSF Railway believes there is a significant correlation between the market prices for diesel fuel, HO and WTI.

At December 31, 2009, BNSF Railway had recorded a net fuel-hedging asset of $23 million for fuel hedges covering 2010 through 2012.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the twelve-month period ending December 31, 2010, and the balance sheet impact from the hypothetical price changes on all open hedges, both based on the Company’s hedge position at December 31, 2009:

Sensitivity Analysis

Hedged Commodity Price Change	Fuel-Hedge Annual Pre-Tax Earnings Impact	Balance Sheet Impact of Change in Fuel-Hedge Fair Value
10-percent increase	$54 million increase	$112 million increase
10-percent decrease	$51 million decrease	$108 million decrease

Based on locomotive fuel consumption during the twelve-month period ended December 31, 2009, of 1,198 million gallons and fuel prices during that same period, excluding the impact of the Company’s hedging activities, a 10-percent increase or decrease in the commodity price per gallon would result in an approximate $199 million increase or decrease, respectively, in fuel expense (pre-tax) on an annual basis. Additionally, the Company uses fuel surcharges, which it believes substantially mitigates the risk of fuel price volatility.

At December 31, 2009, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF Railway’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF Railway’s overall financial position. Further information on fuel hedges is incorporated by reference from Note 3 to the Consolidated Financial Statements.

Interest Rate Sensitivity
At December 31, 2009, the fair value of BNSF Railway’s debt, excluding capital leases, was $936 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2010, based on debt levels as of December 31, 2009:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt

1-percent decrease	$79 million increase
1-percent increase	$70 million decrease

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

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BNSF Railway Company and its subsidiaries (the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Fort Worth, Texas
February 11, 2010

BNSF Railway Company and Subsidiaries

Consolidated Statements of Income
In millions

Year ended December 31,	2009	2008	2007

Revenues	$13,848	$17,787	$15,610
Operating expenses:
Compensation and benefits	3,458	3,859	3,754
Fuel	2,372	4,640	3,327
Purchased services	1,859	2,074	1,995
Depreciation and amortization	1,534	1,395	1,292
Equipment rents	777	901	942
Materials and other	640	1,022	790
Total operating expenses	10,640	13,891	12,100
Operating income	3,208	3,896	3,510
Interest expense	124	97	87
Interest income, related parties	(3)	(19)	(191)
Other expense, net	6	18	31
Income before income taxes	3,081	3,800	3,583
Income tax expense	1,067	1,438	1,384
Net income	$2,014	$2,362	$2,199

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Balance Sheets
Dollars in millions

December 31,	2009	2008

Assets
Current assets:
Cash and cash equivalents	$20	$209
Accounts receivable, net	810	873
Materials and supplies	632	524
Current portion of deferred income taxes	282	434
Other current assets	375	337
Total current assets	2,119	2,377

Property and equipment, net of accumulated depreciation of $10,731 and $9,908, respectively	32,278	30,838
Other assets	3,193	2,910
Total assets	$37,590	$36,125

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$2,548	$3,114
Long-term debt due within one year	335	254
Total current liabilities	2,883	3,368

Long-term debt	2,118	1,821
Deferred income taxes	9,360	8,672
Casualty and environmental liabilities	899	959
Pension and retiree health and welfare liability	783	1,047
Other liabilities	1,799	1,892
Total liabilities	17,842	17,759
Commitments and contingencies (see Notes 3, 9 and 10)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in-capital	6,331	6,331
Retained earnings	14,866	12,852
Intercompany notes receivable	(948)	(6)
Accumulated other comprehensive loss	(501)	(811)
Total stockholder’s equity	19,748	18,366
Total liabilities and stockholder’s equity	$37,590	$36,125

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Cash Flows
In millions

Year ended December 31,		2009	2008	2007

Operating Activities
Net income		$2,014	$2,362	$2,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,534	1,395	1,292
Deferred income taxes		610	420	302
Long-term casualty and environmental liabilities, net		(90)	150	26
Other, net		(261)	11	80
Changes in current assets and liabilities:
Accounts receivable, net		120	176	(120)
Change in accounts receivable sales program		(50)	(250)	–
Materials and supplies		(108)	55	(91)
Other current assets		(36)	(28)	12
Accounts payable and other current liabilities		(245)	(49)	(123)
Net cash provided by operating activities		3,488	4,242	3,577

Investing Activities
Capital expenditures excluding equipment		(1,988)	(2,165)	(2,248)
Acquisition of equipment		(733)	(949)	(745)
Proceeds from sale of equipment financed		368	348	778
Construction costs for facility financing obligation		(37)	(64)	(37)
Net increase in intercompany notes receivable		−	−	(993)
Other, net		(238)	(228)	(147)
Net cash used for investing activities		(2,628)	(3,058)	(3,392)

Financing Activities
Proceeds from issuance of long-term debt		75	−	−
Payments on long-term debt		(228)	(216)	(182)
Proceeds from facility financing obligation		51	68	41
Net increase in intercompany notes receivable classified as equity		(942)	(850)	−
Net decrease in intercompany notes payable		−	−	(35)
Other, net		(5)	(1)	(4)
Net cash used for financing activities		(1,049)	(999)	(180)
(Decrease) increase in cash and cash equivalents		(189)	185	5
Cash and cash equivalents:
Beginning of year		209	24	19
End of year		$20	$209	$24

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized		$113	$112	$75
Income taxes paid, net of refunds		$626	$1,052	$930
Non-cash asset financing		$514	$258	$461
Non-cash dividend	$	−	$1,300	$4,100

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity
In millions

	Common Stock and Paid-in-Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2006	$6,331	$13,711	$–	$(286)	$19,756
Comprehensive income:
Net income	–	2,199	–	–	2,199
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $76	–	–	–	122	122
Change in fuel hedge mark-to-market, net of tax expense of $11	–	–	–	16	16
Total comprehensive income	–	2,199	–	138	2,337
Adjustment for the adoption of authoritative accounting guidance related to accounting for uncertainty in income taxes	–	(13)	–	–	(13)
Non-cash dividend ($4.1 per share)	–	(4,100)	–	–	(4,100)
Intercompany notes receivable	–	–	(456)	–	(456)
Balance at December 31, 2007	6,331	11,797	(456)	(148)	17,524
Comprehensive income:
Net income	–	2,362	–	–	2,362
Change in unrecognized prior service credit and actuarial losses, net of tax benefit of $219	–	–	–	(353)	(353)
Change in fuel hedge mark-to-market, net of tax benefit of $189	–	–	–	(305)	(305)
Change in other comprehensive income of equity method investees	–	–	–	(5)	(5)
Total comprehensive income	–	2,362	–	(663)	1,699
Adjustment to change the measurement date pursuant to adoption of authoritative accounting guidance related to defined benefit pension and other postretirement plans, net of tax benefit of $3	–	(7)	–	2	(5)
Adjustment to initially apply authoritative accounting guidance related to defined benefit pension and other postretirement plans to equity method investees	–	–	–	(2)	(2)
Non-cash dividend ($1.3 per share)	–	(1,300)	–	–	(1,300)
Intercompany notes receivable	–	–	450	–	450
Balance at December 31, 2008	6,331	12,852	(6)	(811)	18,366
Comprehensive income:
Net income	–	2,014	–	–	2,014
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $13	–	–	–	24	24
Change in fuel hedge mark-to-market, net of tax expense of $177	–	–	–	286	286
Total comprehensive income	–	2,014	–	310	2,324
Intercompany notes receivable	–	–	(942)	–	(942)
Balance at December 31, 2009	$6,331	$14,866	$(948)	$(501)	$19,748

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) operates one of the largest railroad networks in North America with approximately 32,000 route miles in 28 states and two Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Coal, Industrial Products and Agricultural Products, derived from manufacturing, agricultural and natural resource industries, which constituted 32 percent, 26 percent, 21 percent and 21 percent, respectively, of total freight revenues for the year ended December 31, 2009.

Proposed Merger of Burlington Northern Santa Fe Corporation

BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF). Berkshire Hathaway Inc., a Delaware corporation (Berkshire), R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Berkshire (Merger Sub), and BNSF have entered into a definitive Agreement and Plan of Merger (the Merger Agreement) dated as of November 2, 2009. Pursuant to the Merger Agreement and subject to the conditions set forth therein, BNSF will merge with and into Merger Sub (the Merger) with Merger Sub surviving as an indirect wholly owned subsidiary of Berkshire. Merger Sub will change its name to Burlington Northern Santa Fe, LLC upon completion of the Merger.  After the Merger is consummated, BNSF Railway will be a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC.

On February 11, 2010, the Merger Agreement was adopted by the necessary votes of BNSF stockholders. The Merger is expected to close on February 12, 2010.

2. Significant Accounting Policies

Adoption of Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative Generally Accepted Accounting Principles (GAAP) for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance on July 1, 2009, the adoption of which did not have a material effect on the Company’s consolidated financial statements.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of BNSF Railway. All significant intercompany accounts and transactions have been eliminated. The Company evaluates its less than majority-owned investments for consolidation pursuant to authoritative accounting guidance related to the consolidation of variable interest entities.

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

Property and Equipment, Net
Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment property and every six years for track structure and other roadway property. Changes in the estimated service lives of the assets and their related depreciation rates are implemented prospectively, and the difference between the calculated accumulated depreciation and the amount recorded is amortized over the average remaining service lives of the assets. Upon normal sale or retirement of certain depreciable railroad property, cost less net salvage value is charged to accumulated depreciation, and no gain or loss is recognized. The disposals of land and non-rail property as well as significant premature retirements are recorded as gains or losses at the time of their occurrence.

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

Planned Major Maintenance Activities
The Company utilizes the deferral method of accounting for leased locomotive overhauls, which includes the refurbishment of the engine and related components. Accordingly, BNSF Railway has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, is amortized to expense using the straight-line method until the next overhaul is performed or the end of the lease, whichever comes first, typically between six and eight years.

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

Income Taxes
Deferred tax assets and liabilities are measured using the tax rates that apply to taxable income in the period in which the deferred tax asset or liability is expected to be realized or paid. Changes in the Company’s estimates regarding the statutory tax rate to be applied to the reversal of deferred tax assets and liabilities could materially affect the effective tax rate. Valuation allowances are established to reduce deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. BNSF Railway has not recorded a valuation allowance, as it believes that the deferred tax assets will be fully realized in the future. Investment tax credits are accounted for using the flow-through method.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Stock-Based Compensation
BNSF granted options to BNSF Railway employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway also participated in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. BNSF Railway recognizes the compensation expense related to the cost of employee services received in exchange for company equity interests over the award’s vesting period based on the award’s fair value at the date of grant.

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

Fair Value Measurements
In September 2006, the FASB issued authoritative accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements around fair value measurements.

The authoritative accounting guidance specifies a three-level hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures.

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

The authoritative accounting guidance requires companies to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value.

The Company adopted the authoritative accounting guidance for financial assets and liabilities on January 1, 2008, and recorded no financial statement adjustments as a result of adoption. The Company has applied the provisions of the standard to its fuel and interest rate hedges (see Note 3 to the Consolidated Financial Statements).

Beginning January 1, 2009, the Company applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, and to any business combinations or asset retirement obligations as required by authoritative accounting guidance. This adoption did not have a material impact on the Company’s results of operations, financial condition or liquidity.

Subsequent Events
BNSF Railway has evaluated subsequent events through February 11, 2010, which represents the date the Consolidated Financial Statements were issued.

Proposed Merger of BNSF
See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger with Berkshire.

Gain on Land Sale
On January 11, 2010, BNSF Railway transferred operations which completed the sale of a line segment in the State of Washington, which will result in a gain of $74 million in the first quarter of 2010. The gain will be reported in the Consolidated Statement of Income in materials and other.

Reclassifications
Certain comparative prior year amounts in the Consolidated Financial Statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported operating income or net income.

3. Hedging Activities

The Company uses derivative financial instruments to hedge against increases in diesel fuel prices. The Company does not use derivative financial instruments for trading or speculative purposes. The Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

BNSF Railway monitors its hedging positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of December 31, 2009. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of December 31, 2009, was $73 million. There were no financial instruments in asset positions as of December 31, 2008. Other than as disclosed under the heading “Fuel; Total Fuel-Hedging Activities,” the Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s hedge instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $59 million as of December 31, 2009. There was no net exposure to counterparty credit risk at December 31, 2008 since all financial instruments were in a net liability position at that date.

Additional disclosures related to derivative instruments are included in Note 8 and Note 9 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows (in millions). These amounts exclude $106 million of collateral posted for certain fuel hedge contracts as of December 31, 2008.

Year ended December 31,	2009	2008

Short-term hedge asset	$20	$	−
Long-term hedge asset	40		−
Short-term hedge liability	(25)		(279)
Long-term hedge liability	(12)		(193)
Total derivatives	$23		$(472)

The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions).

Fair Value of Derivative Instruments

Asset Derivatives
				Balance Sheet
December 31,	2009	2008		Location

Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$20	$	−	Other current assets
Fuel Contracts	40		−	Other assets
Fuel Contracts	10		−	Accounts payable and other current liabilities
Fuel Contracts	3		−	Other liabilities
Total Asset Derivatives designated as hedging instruments under ASC 815-20	$73	$	−

Liability Derivatives
			Balance Sheet
December 31,	2009	2008	Location

Derivatives designated as hedging instruments under ASC 815-20
Fuel Contracts	$35	$279	Accounts payable and other current liabilities
Fuel Contracts	15	193	Other liabilities
Total Liability Derivatives designated as hedging instruments under ASC 815-20	$50	$472

The Effect of Derivative Instruments Gains and Losses for the Twelve Month Periods Ended December 31, 2009, 2008 and 2007

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)				Location of Gain or (Loss) Recognized from AOCL into Income	Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	2009		2008	2007		2009	2008	2007		2009	2008	2007
Fuel Contracts	$ $	268	$(499)	$58	Fuel expense	$(227)	$12	$30	Fuel expense	$32	$(17)	$1
Total derivatives	$ $	268	$(499)	$58		$(227)	$12	$30		$32	$(17)	$1

a    No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Fuel
Fuel costs represented 22 percent, 33 percent and 27 percent of total operating expenses during 2009, 2008 and 2007, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into hedges to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel hedges include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices. Based on locomotive fuel consumption (which represents substantially all fuel consumption) during 2009 and excluding the impact of the hedges, each one-cent increase in the price of fuel per gallon would result in approximately $12 million of additional fuel expense on an annual basis. However, BNSF Railway believes any fuel price increase would be substantially offset by the Company’s fuel surcharge program.

Total Fuel-Hedging Activities
As of December 31, 2009, BNSF Railway’s total fuel-hedging positions for 2010, 2011 and 2012 represent 21 percent, 17 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Hedge positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period.

The amounts recorded in the Consolidated Balance Sheets for settled fuel-hedge transactions were as follows (in millions):

December 31,	2009	2008

Settled fuel-hedging contracts payable	$(23)	$(38)

Certain of the Company’s fuel-hedge instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position on December 31, 2009, of $18 million, which was below the collateral threshold. As such, there was no posted collateral outstanding at December 31, 2009. As of December 31, 2008, the aggregate fair value of all open fuel-hedge instruments under these provisions was in a net liability position of $131 million for which the Company posted collateral of $106 million. Additional collateral of $20 million was posted related to settled fuel-hedging contracts payable at December 31, 2008. The collateral was reflected as a reduction to either accounts payable and other current liabilities or other liabilities in the Consolidated Balance Sheet, depending on the expiration date of the related fuel hedges. The settled fuel-hedge liabilities presented in the table above do not reflect a reduction for the posted collateral.

The Company uses the forward commodity price for the periods hedged to value its fuel-hedge swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

New York Mercantile Exchange (NYMEX) #2 Heating Oil (HO) Hedges
As of December 31, 2009, BNSF Railway had entered into fuel swap agreements utilizing NYMEX #2 HO. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences that may occur between the prices of HO and the purchase price of BNSF Railway’s diesel fuel. Over the twelve months ended December 31, 2009, the sum of all such costs averaged approximately 9 cents per gallon.

During 2009, the Company entered into fuel swap agreements utilizing HO to hedge the equivalent of approximately 77.35 million gallons of fuel with an average swap price of $1.95 per gallon. The following tables provide fuel-hedge data based on the quarter being hedged for all HO fuel hedges outstanding as of December 31, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	5.60	8.35	6.10	6.50	26.55
Average swap price (per gallon)	$1.79	$1.81	$1.87	$1.93	$1.85
Fair value (in millions)	$2	$3	$2	$2	$9

	Quarter Ending
2011	March 31,	June 30,	September 30,	December 31,	Annual

HO Swaps
Gallons hedged (in millions)	8.30	8.30	7.50	7.50	31.60
Average swap price (per gallon)	$1.91	$1.89	$1.95	$2.01	$1.94
Fair value (in millions)	$3	$3	$3	$3	$12

	Quarter Ending
2012	March 31,	June 30,		September 30,		December 31,		Annual

HO Swaps
Gallons hedged (in millions)	17.20		2.00		−		−	19.20
Average swap price (per gallon)	$2.08		$2.18	$	−	$	−	$2.09
Fair value (in millions)	$5	$	−	$	−	$	−	$5

West Texas Intermediate (WTI) Crude Oil Hedges
In addition, BNSF Railway enters into fuel swap and costless collar agreements utilizing WTI crude oil. The hedge prices do not include taxes, transportation costs, certain other fuel handling costs and any differences which may occur between the prices of WTI and the purchase price of BNSF Railway’s diesel fuel, including refining costs. Over the twelve months ended December 31, 2009, the sum of all such costs averaged approximately 29 cents per gallon.

During 2009, the Company entered into fuel swap agreements utilizing WTI to hedge the equivalent of approximately 890 thousand barrels of fuel with an average swap price of $76.44 per barrel and costless collar agreements utilizing WTI to hedge the equivalent of approximately 80 thousand barrels of fuel with an average cap price of $79.86 per barrel and an average floor price of $70.06 per barrel. The following tables provide fuel-hedge data based on the quarter being hedged for all WTI fuel hedges outstanding as of December 31, 2009.

	Quarter Ending
2010	March 31,	June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)	1,210	1,110	1,125	1,235	4,680
Equivalent gallons hedged (in millions)	50.82	46.62	47.25	51.87	196.56
Average swap price (per barrel)	$85.05	$87.89	$87.82	$86.27	$86.71
Fair value (in millions)	$(6)	$(7)	$(5)	$(2)	$(20)

WTI Costless Collars
Barrels hedged (in thousands)	420	420	420	320	1,580
Equivalent gallons hedged (in millions)	17.64	17.64	17.64	13.44	66.36
Average cap price (per barrel)	$78.23	$79.79	$81.33	$82.84	$80.40
Average floor price (per barrel)	$72.35	$73.84	$75.15	$76.54	$74.34
Fair value (in millions)	$1	$2	$2	$1	$6

	Quarter Ending
2011	March 31,		June 30,	September 30,	December 31,	Annual

WTI Swaps
Barrels hedged (in thousands)		995	1,000	1,005	1,055	4,055
Equivalent gallons hedged (in millions)		41.79	42.00	42.21	44.31	170.31
Average swap price (per barrel)		$85.59	$85.20	$85.52	$85.88	$85.55
Fair value (in millions)	$	−	$1	$1	$1	$3

WTI Costless Collars
Barrels hedged (in thousands)		200	200	200	200	800
Equivalent gallons hedged (in millions)		8.40	8.40	8.40	8.40	33.60
Average cap price (per barrel)		$84.00	$84.70	$85.39	$86.10	$85.05
Average floor price (per barrel)		$77.75	$78.40	$79.05	$79.70	$78.73
Fair value (in millions)		$1	$1	$1	$1	$4

	Quarter Ending
2012	March 31,	June 30,	September 30,		December 31,		Annual

WTI Swaps
Barrels hedged (in thousands)	205	200		−		−	405
Equivalent gallons hedged (in millions)	8.61	8.40		−		−	17.01
Average swap price (per barrel)	$76.95	$77.52	$	−	$	−	$77.23
Fair value (in millions)	$2	$2	$	−	$	−	$4

NYMEX #2 Heating Oil Refining Spread Hedges

During 2009, the Company entered into fuel swap agreements utilizing the HO refining spread (HO-WTI) to hedge the equivalent of approximately 800 thousand barrels of fuel with an average swap price of $8.92 per barrel. HO-WTI is the difference in price between HO and WTI; therefore, a HO-WTI swap in combination with a WTI swap is equivalent to a HO swap. The following table provides fuel-hedge data based upon the quarter being hedged for all HO-WTI fuel hedges outstanding as of December 31, 2009.

	Quarter Ending
2010	March 31,		June 30,		September 30,		December 31,		Annual

HO-WTI Swaps
Barrels hedged (in thousands)		215		180		135		100		630
Equivalent gallons hedged (in millions)		9.03		7.56		5.67		4.20		26.46
Average swap price (per barrel)		$7.82		$7.64		$8.61		$10.03		$8.29
Fair value (in millions)	$	−	$	−	$	−	$	−	$	−

	Quarter Ending
2011	March 31,		June 30,		September 30,		December 31,		Annual

HO-WTI Swaps
Barrels hedged (in thousands)		−		−		85		85		170
Equivalent gallons hedged (in millions)		−		−		3.57		3.57		7.14
Average swap price (per barrel)	$	−	$	−		$10.49		$12.03		$11.26
Fair value (in millions)	$	−	$	−	$	−	$	−	$	−

Summarized Comparative Prior Year Information

The following table provides summarized comparative information for fuel-hedge transactions outstanding as of December 31, 2008.

Year ending December 31,	2009	2010	2011
WTI Swaps
Barrels hedged (in thousands)	5,005	4,680	3,570
Equivalent gallons hedged (in millions)	210.21	196.56	149.94
Average swap price (per barrel)	$74.71	$86.71	$86.88
Fair value (in millions)	$(98)	$(104)	$(62)
WTI Costless Collars
Barrels hedged (in thousands)	2,725	1,500	800
Equivalent gallons hedged (in millions)	114.45	63.00	33.60
Average cap price (per barrel)	$129.95	$80.43	$85.05
Average floor price (per barrel)	$119.82	$74.57	$78.73
Fair value (in millions)	$(181)	$(19)	$(8)

4. Other Expense, Net

Other expense, net includes the following (in millions):

Year ended December 31,	2009	2008	2007

Accounts receivable sales fees	$3	$12	$19
Loss from participation in synthetic fuel partnership	−	−	5
Miscellaneous, net	3	6	7
Total	$6	$18	$31

The decrease in other expense, net was predominantly due to lower accounts receivable sales fees, (see Note 6 to the Consolidated Financial Statements for additional information).

During the fourth quarter of 2004, BNSF Railway indirectly purchased a 4.17 percent ownership of a synthetic fuel partnership through a 50 percent interest in a limited liability company with an unrelated entity. The synthetic fuel partnership generated Section 29 synthetic fuel tax credits, which reduced the Company’s effective tax rate (see Note 5 to the Consolidated Financial Statements for additional information). In 2007, BNSF Railway received a tax benefit from its participation in the partnership of approximately $7 million related to the fuel tax credits and the deduction of partnership operating losses. In 2007, the Company recorded approximately $5 million of other expense, net related to the Company’s share of the partnership’s losses under the equity method of accounting. The partnership did not qualify for consolidation under authoritative accounting guidance related to the consolidation of variable interest entities, as BNSF Railway was not the primary beneficiary of the partnership. Under the tax law, the Section 29 synthetic fuel tax credits terminated on December 31, 2007; under the BNSF Railway’s purchase agreement, it did not have any additional exposure to loss from the synthetic fuel partnership after that date.

5. Income Taxes

Income tax expense was as follows (in millions):

Year ended December 31,	2009	2008	2007
Current:
Federal	$420	$866	$950
State	38	152	132
Total current	458	1,018	1,082

Deferred:
Federal	554	382	248
State	55	38	54
Total deferred	609	420	302
Total	$1,067	$1,438	$1,384

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

Year ended December 31,	2009	2008	2007

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	3.2	3.4
Property donations	(2.6)	–	–
Synthetic fuel credits	–	–	(0.1)
Other, net	0.2	(0.4)	0.3
Effective tax rate	34.6%	37.8%	38.6%

The components of deferred tax assets and liabilities were as follows (in millions):

December 31,	2009	2008
Deferred tax liabilities:
Depreciation and amortization	$(9,938)	$(9,503)
Hedging	(10)	−
Other	(182)	(174)
Total deferred tax liabilities	(10,130)	(9,677)
Deferred tax assets:
Casualty and environmental	382	409
Pension and retiree health and welfare benefits	328	431
Compensation and benefits	139	178
Hedging	−	167
Other	203	254
Total deferred tax assets	1,052	1,439
Net deferred tax liability	$(9,078)	$(8,238)

Non-current deferred income tax liability	$(9,360)	$(8,672)
Current portion of deferred income taxes	282	434
Net deferred tax liability	$(9,078)	$(8,238)

BNSF Railway is included in the consolidated federal income tax return of BNSF.  In accordance with the income tax allocation agreement between BNSF and BNSF Railway, the Company makes payments to or receives refunds from BNSF based on its separate consolidated tax liabilities.

All federal income tax returns of BNSF are closed through 1999. Internal Revenue Service (IRS) examination of the years 2000 through 2007 for BNSF is completed, and the un-agreed issues for 2000 through 2007 are pending before IRS Appeals. It is anticipated that a settlement with the IRS for the years 2000 through 2005 may be reached within the next twelve months. BNSF is currently under examination for year 2008.

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

A significant portion of the audit issues relate to state income tax issues with various taxing authorities and with the IRS related to whether certain valuations of donated property are appropriate. A provision for taxes resulting from ongoing and future federal and state audits is based on an estimation of aggregate adjustments that may be required as a result of the audits. The Company believes that adequate provision has been made for any adjustment that might be assessed for open years through 2009.

Uncertain Tax Positions
The amount of unrecognized tax benefits at December 31, 2009, 2008 and 2007, was $166 million, $150 million and $125 million, respectively. The amount of unrecognized tax benefits at December 31, 2009, that would affect the Company’s effective tax rate if recognized was $97 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008	2007

Beginning balance	$150	$125	$87
Additions for tax positions related to current year	49	19	29
(Reductions) additions for tax positions taken in prior years	(8)	9	12
(Reductions) additions for tax positions as a result of:
Settlements	(13)	2	−
Lapse of statute of limitations	(12)	(5)	(3)
Ending balance	$166	$150	$125

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF Railway does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $23 million and $33 million for the payment of interest and penalties for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company recognized a reduction of approximately $8 million, $18 million and $7 million in interest and penalty expense, respectively.

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

BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at December 31, 2009, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. There was no outstanding undivided interest held by investors at December 31, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008, with $12.5 million allocated to each facility. The undivided interests in receivables held by investors are excluded from accounts receivable by BNSF Railway in connection with the sale of undivided interests under the A/R sales program. As of December 31, 2009 and 2008, an interest in $801 million and $878 million, respectively, of receivables had been transferred by SFRC to the master trust. When SFRC transfers the interest in these receivables to the master trust, it retains an undivided interest in the receivables, which is included in accounts receivable in the Company’s Consolidated Balance Sheets. The interest that continued to be held by SFRC of $801 million and $828 million at December 31, 2009 and 2008, respectively, less an allowance for uncollectible accounts, reflected the total accounts receivable transferred by SFRC to the master trust less $50 million of outstanding undivided interests held by investors at December 31, 2008. Due to a relatively short collection cycle, the fair value of the undivided interest transferred to investors in the A/R sales program approximated book value, and there was no gain or loss from the transaction.

BNSF Railway retains the collection responsibility with respect to the accounts receivable. Proceeds from collections reinvested in the A/R sales program were approximately $15.2 billion, $19.5 billion and $16.8 billion in 2009, 2008 and 2007, respectively. No servicing asset or liability has been recorded because the fees BNSF Railway receives for servicing the receivables approximate the related costs. SFRC’s costs of the sale of receivables are included in other expense, net and were $3 million, $12 million and $19 million for the years ended December 31, 2009, 2008 and 2007, respectively. These costs fluctuate monthly with changes in prevailing interest rates as well as unused available commitments and include interest, discounts associated with transferring the receivables under the A/R sales program to SFRC, program fees paid to banks, incidental commercial paper issuing costs and fees for unused commitment availability.

The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. At December 31, 2009, the effective capacity under the A/R sales program was $611 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. BNSF Railway has historically experienced very low levels of dilution or delinquency and was below the established reserve threshold at December 31, 2009. Based on the current levels, if dilution or delinquency percentages were to increase by one percentage point, there would be no impact to the amount of undivided interests BNSF Railway could sell.

Receivables eligible under the A/R sales program do not include receivables over 90 days past due or concentrations over certain limits with any one customer and certain other receivables. At December 31, 2009 and 2008, $11 million and $9 million, respectively, of such accounts receivable were greater than 90 days old.

BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At December 31, 2009 and 2008, $31 million and $43 million, respectively of such allowances had been recorded, of which $31 million and $42 million, respectively, had been recorded as a reduction to accounts receivable, net. The remaining $1 million at December 31, 2008, had been recorded in accounts payable and other current liabilities because it relates to the outstanding undivided interests held by investors. During the years ended December 31, 2009 and 2008, $16 million and $15 million, respectively, of accounts receivable were written off, net of recoveries. Credit losses are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category.

The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC until after the creditors have been paid and SFRC and the master trust have been terminated. The A/R sales program includes thresholds for dilution, delinquency and write-off ratios that, if exceeded, allow the investors participating in this program, at their option, to cancel the program. At December 31, 2009, BNSF Railway was in compliance with these provisions.

See Note 15 to the Consolidated Financial Statements for information about recent accounting pronouncements that will have an impact on the A/R sales program upon adoption.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the weighted average annual depreciation rates (%) were as follows:

December 31,	2009	2008	2009 Depreciation Rates

Land	$1,803	$1,751	–%
Track structure	20,281	19,108	3.5%
Other roadway	13,245	12,922	2.6%
Locomotives	4,759	4,210	7.2%
Freight cars and other equipment	2,246	2,140	5.1%
Computer hardware and software	675	615	11.8%
Total cost	43,009	40,746
Less accumulated depreciation and amortization	(10,731)	(9,908)
Property and equipment, net	$32,278	$30,838

The Consolidated Balance Sheets at December 31, 2009 and 2008, included $1,876 million, net of $772 million of amortization and $1,648 million, net of $572 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $18 million, $17 million and $17 million of interest for the years ended December 31, 2009, 2008 and 2007, respectively.

A depreciation rate study completed and implemented in April 2008 resulted in the Company adopting new depreciation rates for other roadway property, which includes items such as bridges, office buildings and facilities, telecommunication and information technology systems and machinery, that resulted in a net increase in 2008 depreciation expense of approximately $13 million and approximately $18 million on an ongoing annual basis. A study conducted in 2007 resulted in the Company adopting new depreciation rates for locomotives that resulted in a net increase in 2007 depreciation expense of $17 million and approximately $22 million on an ongoing annual basis, as calculated using the asset base at the time of the rate change. All rate studies are current under the STB’s requirements.

8. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

December 31,	2009	2008

Compensation and benefits payable	$510	$609
Accounts payable	305	346
Rents and leases	283	276
Casualty and environmental liabilities	250	280
Property tax liabilities	177	157
Customer incentives	125	141
Income tax liabilities	106	286
Hedge liabilitiesa	48	225
Other	744	794
Total	$2,548	$3,114
a 2008 hedge liabilities include a reduction of $92 million for collateral paid (see Note 3 to the Consolidated Financial Statements for additional information).

9. Debt

Debt outstanding was as follows (in millions):
December 31,	2009a		2008a

Notes and debentures, due 2022	$200	8.8%	$200	8.8%
Equipment obligations, due 2010 to 2027	271	6.2	244	6.7
Capitalized lease obligations, due 2010 to 2028	1,589	5.5	1,281	5.3
Mortgage bonds, due 2010 to 2047	94	5.9	97	6.0
Financing obligations, due 2010 to 2028	323	6.2	278	6.2
Unamortized discount and other, net	(24)		(25)
Total	2,453		2,075
Less current portion of long-term debt	(335)	6.2%	(254)	6.7%
Long-term debt	$2,118		$1,821
a Amounts represent debt outstanding and weighted average effective interest rates for 2009 and 2008, respectively. Maturities are as of December 31, 2009.

As of December 31, 2009, certain BNSF Railway properties and other assets were subject to liens securing $94 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The following table provides fair value information for the Company’s debt obligations including principal cash flows and related weighted average interest rates by contractual maturity dates.

	December 31, 2009
							Total Including Capital Leases	Total Excluding Capital Leases	Fair Value Excluding Capital Leases
	Maturity Date
	2010	2011	2012	2013	2014	Thereafter

Fixed-rate debt (in millions)	$335	$273	$209	$196	$138	$1,302	$2,453	$864	$936
Average interest rate	6.2%	5.9%	6.0%	6.2%	5.9%	6.4%	6.2%

As of December 31, 2008, the fair value excluding capital leases of fixed-rate debt was $805 million.

The fair value of BNSF Railway’s long-term debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities. Capital leases have been excluded from the calculation of fair value.

During 2007, BNSF Railway made net repayments of $35 million of variable rate notes. Interest expense on intercompany notes payable is reflected in interest income, related parties in the Consolidated Statements of Income. No intercompany notes payable were outstanding at December 31, 2009 or 2008.

Equipment Obligation
2009
In July 2009, BNSF Railway entered into an 18-year equipment obligation totaling $75 million to finance locomotives and railcars.

Capital Leases
2009
In 2009, BNSF Railway entered into a 12-year capital lease to finance $368 million of locomotives and freight cars. Additionally, BNSF Railway entered into capital leases totaling $146 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

2008
In 2008, BNSF Railway entered into a capital lease for approximately $158 million to finance locomotives and freight cars. The term of the lease is 20 years. Additionally, BNSF Railway entered into capital leases totaling $100 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

2007
In 2007, BNSF Railway entered into several capital leases totaling approximately $325 million to finance locomotives and freight cars. The terms of the leases are between 15 and 20 years. Additionally, BNSF Railway entered into capital leases totaling $119 million to finance maintenance of way and other vehicles and equipment with lease terms of three to seven years.

Financing Obligation
In 2005, the Company commenced the construction of an intermodal facility that it intended to sell to a third party and subsequently lease back. In 2009, construction of the facility was completed for a cost of approximately $160 million. All improvements have been sold to the third party and BNSF Railway leased the facility from the third party for 20 years. This sale leaseback transaction was accounted for as a financing obligation due to continuing involvement. The outflows from the construction of the facility were classified as investing activities, and the inflows from the associated financing proceeds were classified as financing activities in the Company’s Consolidated Statements of Cash Flows.

Guarantees
As of December 31, 2009, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2009, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount a		Remaining Term (in years	)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$–		Termination of Ownership		$–
Kansas City Terminal Intermodal Transportation Corporation	0.0%	$48		$67		$67		9		$27	b
Westside Intermodal Transportation Corporation	0.0%	$37		$54		$–		14		$29	b
The Unified Government of Wyandotte County/Kansas City, Kansas	0.0%	$12		$17		$–		14		$9	b
Chevron Phillips Chemical Company, LP	0.0%	N/A	d	N/A	d	N/A	d	8		$11	c
Various lessors (Residual value guarantees)	0.0%	N/A		$270		$270		Various		$68	c
All other	0.0%	$3		$4		$1		Various		$–
aReflects the maximum amount the Company could recover from a third party other than the counterparty.

bReflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

cReflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

The maximum future payments, as disclosed in the Guarantees table above, represent the undiscounted maximum amount that BNSF Railway could be required to pay in the event the Company did not exercise its renewal option and the fair market value of the equipment had significantly declined. As of December 31, 2009, BNSF Railway does not anticipate such a large reduction in the fair market value of the leased equipment. As of December 31, 2009, the Company had recorded a $68 million asset and corresponding liability for the fair value of RVG.

All Other
As of December 31, 2009, BNSF Railway guaranteed $3 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $3 million of guarantees. These guarantees expire between 2011 and 2013.

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

10. Commitments and Contingencies

Lease Commitments
BNSF Railway has substantial lease commitments for locomotives, freight cars, trailers and containers, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2009, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	a

2010	$349	$613
2011	285	601
2012	215	541
2013	169	516
2014	138	499
Thereafter	922	3,553
Total	2,078	$6,323
Less amount representing interest	(489)
Present value of minimum lease payments	$1,589
aExcludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $643 million, $689 million and $706 million for the years ended December 31, 2009, 2008 and 2007, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

Key elements of the assessment include:

•Because BNSF Railway did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using Company employee data from 1970 forward and estimated the BNSF Railway employee base from 1938-1969 using railroad industry historical census data and estimating BNSF Railway’s representation in the total railroad population.

•The projected incidence of disease was estimated based on epidemiological studies using employees’ age, duration and intensity of exposure while employed.

•An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates for the period 2004-2006.

•An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2005-2007.

•An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2005-2007.

From these assumptions, BNSF Railway projected the incidence of each type of disease to the estimated population to arrive at an estimate of the total number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were then applied to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate BNSF Railway’s future liability for unasserted asbestos claims.

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF Railway used a multi-year calibration period (i.e., the average historical filing rate for the period 2004-2006) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF Railway declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF Railway believes the average claim values by type of disease from the historical period 2005-2007 are most representative of future claim values. Non-malignant claims, which represent approximately 90 percent of the total number and 75 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant.

During the third quarters of 2009, 2008 and 2007, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In 2007, management recorded a decrease in expense of $17 million due to a statistically significant reduction in filing rate experience for non-malignant claims. In 2009 and 2008, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2010.

Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

The following table summarizes the activity in the Company’s accrued obligations for both asserted and unasserted asbestos matters (in millions):

	2009	2008	2007

Beginning balance	$251	$270	$306
Accruals	–	–	(17)
Payments	(15)	(19)	(19)
Ending balance at December 31,	$236	$251	$270

Of the obligation at December 31, 2009, $198 million was related to unasserted claims while $38 million was related to asserted claims. At December 31, 2009 and 2008, $16 million and $17 million was included in current liabilities, respectively. The recorded liability was not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for asbestos-related claims.

The following table summarizes information regarding the number of asserted asbestos claims filed against BNSF Railway:

	2009	2008

Claims unresolved at January 1,	1,833	1,781
Claims filed	290	494
Claims settled, dismissed or otherwise resolved	(512)	(442)
Claims unresolved at December 31,	1,611	1,833

Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 55, 75 and 90 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

Because of the uncertainty surrounding the factors used in the study, it is reasonably possible that future costs to settle asbestos claims may range from approximately $212 million to $257 million. However, BNSF Railway believes that the $236 million recorded at December 31, 2009, is the best estimate of the Company’s future obligation for the settlement of asbestos claims.

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

Key elements of the actuarial assessment include:

•Size and demographics (employee age and craft) of the workforce.

•Activity levels (manhours by employee craft and carloadings).

•Expected claim frequency rates by type of claim (employee FELA or third-party liability) based on historical claim frequency trends.

•Expected dismissal rates by type of claim based on historical dismissal rates.

•Expected average paid amounts by type of claim for open and incurred but not reported claims that eventually close with payment.

From these assumptions, BNSF Railway estimates the number of open claims by accident year that will likely require payment by the Company. The projected number of open claims by accident year that will require payment is multiplied by the expected average cost per claim by accident year and type to determine BNSF Railway’s estimated liability for all asserted claims. Additionally, BNSF Railway estimates the number of its incurred but not reported claims that will likely result in payment based upon historical emergence patterns by type of claim. The estimated number of projected claims by accident year requiring payment is multiplied by the expected average cost per claim by accident year and type to determine BNSF Railway’s estimated liability for incurred but not reported claims.

BNSF Railway monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claims payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for other personal injury matters (in millions):

	2009	2008	2007

Beginning balance	$442	$439	$439
Accruals	73	159	190
Payments	(119)	(156)	(190)
Ending balance at December 31,	$396	$442	$439

At December 31, 2009 and 2008, $144 million and $183 million were included in current liabilities, respectively. BNSF Railway’s liabilities for other personal injury claims are undiscounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is substantially self-insured for other personal injury claims.

The following table summarizes information regarding the number of personal injury claims, other than asbestos, filed against BNSF Railway:

	2009	2008

Claims unresolved at January 1,	3,349	3,322
Claims filed	3,460	4,313
Claims settled, dismissed or otherwise resolved	(3,437)	(4,286)
Claims unresolved at December 31,	3,372	3,349

Because of the uncertainty surrounding the ultimate outcome of other personal injury claims, it is reasonably possible that future costs to settle other personal injury claims may range from approximately $345 million to $495 million. However, BNSF Railway believes that the $396 million recorded at December 31, 2009, is the best estimate of the Company’s future obligation for the settlement of other personal injury claims.

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

BNSF Insurance Company
Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks incurred after April 1, 1998, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage incurred after January 1, 2002, and certain other claims which are subject to reinsurance. During the years ended December 31, 2009, 2008 and 2007, BNSF IC wrote insurance coverage with premiums totaling $155 million, $168 million and $165 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $155 million, $168 million, and $165 million, respectively in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. During 2009, 2008 and 2007, BNSF IC made claim payments totaling $111 million, $118 million and $150 million, respectively, for settlement of covered claims. At December 31, 2009 and 2008, receivables from BNSF IC for claims paid were $6 million and $23 million, respectively.

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

BNSF Railway estimates the ultimate cost of cleanup efforts at its known environmental sites on an annual basis during the third quarter. Ultimate cost estimates for environmental sites are based on historical payment patterns, current estimated percentage to closure ratios and benchmark patterns developed from data accumulated from industry and public sources, including the Environmental Protection Agency and other governmental agencies. These factors incorporate into the estimates experience gained from cleanup efforts at other similar sites. The most significant assumptions are as follows: (i) historical payment patterns of site development and (ii) variance from benchmark costs.

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

During the third quarter of 2009, 2008 and 2007, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarter of 2009, 2008 and 2007, management recorded additional expense of approximately $25 million, $13 million and $20 million as of the June 30 measurement date, respectively. The Company plans to update its study again in the third quarter of 2010.

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of December 31, 2009, is approximately $13 million.

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 320 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	2009	2008	2007

Beginning balance	$546	$380	$318
Accruals	64	251	126
Payments	(93)	(85)	(64)
Ending balance at December 31,	$517	$546	$380

At December 31, 2009 and 2008, $90 million and $80 million were included in current liabilities, respectively.

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

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2009, will be paid over the next ten years, and no individual site is considered to be material.

The following table summarizes the environmental sites:

	BNSF Railway Sites
	2009	2008

Number of sites at January 1,	336	346
Sites added during the period	13	19
Sites closed during the period	(29)	(29)
Number of sites at December 31,	320	336

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $370 million to $830 million. However, BNSF Railway believes that the $517 million recorded at December 31, 2009, is the best estimate of the Company’s future obligation for environmental costs.

Although the final outcome of these environmental matters cannot be predicted with certainty, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

Coal Rate Case Decision
On February 17, 2009, the United States Surface Transportation Board (STB) issued a new decision in a rate dispute between Western Fuels Association, Inc. and Basin Electric Power Cooperative, Inc. (collectively, WFA) and BNSF Railway Company (BNSF Railway). (Western Fuels Association, Inc. and Basin Electric Power Cooperative v. BNSF Railway Company, STB Docket No. 42088). The dispute relates to the reasonableness of rates BNSF Railway charges to WFA for the transportation of approximately 8 million tons of coal a year from Powder River Basin mines in Wyoming to the Laramie River Station Plant at Moba Junction, Wyoming. The STB previously ruled in this matter in 2007 that the challenged rates were not shown unreasonable. During the pendency of the case, the STB issued new guidelines for reviewing the reasonableness of rates in cases such as this and then permitted WFA to submit new evidence. In its new 2009 decision, the STB found that these same challenged rates were not commercially reasonable. The STB ordered BNSF Railway to reimburse WFA for amounts previously collected above the new levels prescribed for prior periods. The STB also prescribed maximum rates through 2024 at levels substantially below the rates previously set by BNSF Railway. In compliance with the STB’s decision, BNSF Railway published new rates to the Laramie River Station effective March 20, 2009. WFA challenged BNSF Railway’s methodology for implementing those rates before the STB and on July 27, 2009, the STB issued a decision that largely adopted the methodology advocated for by BNSF Railway. The final amount of approximately $120 million in reparations, which includes interest, was submitted by WFA to the STB with BNSF Railway’s concurrence. The STB approved the final amount of reparations. BNSF Railway paid the reparations during the fourth quarter of 2009.

The net impact in 2009 resulting from the STB’s decision was a loss of $74 million in excess of amounts previously accrued. Of the total loss, $66 million and $8 million were recorded as a reduction to freight revenues and an increase to interest expense, respectively.

11. Employee Separation Costs

Employee separation costs activity was as follows (in millions):
	2009	2008	2007

Beginning balance at January 1,	$79	$91	$107
Accruals	15	3	5
Payments	(17)	(15)	(21)
Ending balance at December 31,	$77	$79	$91

Employee separation liabilities of $77 million were included in the Consolidated Balance Sheet at December 31, 2009, and principally represent the following: (i) $75 million for deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers; and (ii) $2 million for certain non-union employee severance costs. Employee separation expenses are recorded in materials and other in the Consolidated Statements of Income. At December 31, 2009, $27 million of the remaining liabilities were included in current liabilities.

The deferred benefits payable upon separation or retirement to certain active conductors, trainmen and locomotive engineers were primarily incurred in connection with labor agreements reached prior to the business combination of BNSF’s predecessor companies, Burlington Northern Inc. and Santa Fe Pacific Corporation. These agreements, among other things, reduced train crew sizes and allowed for more flexible work rules. The majority of the remaining costs will be paid between 2010 and 2020. As of December 31, 2009, the Company had updated its estimate and recorded an additional liability of $15 million related to deferred benefits (see (i) above). The remaining costs for the non-union employee severance costs (ii) are expected to be paid out between 2010 and approximately 2021 based on deferral elections made by the affected employees.

12. Employment Benefit Plans

BNSF sponsors a funded, noncontributory qualified pension plan, the BNSF Retirement Plan, which covers most non-union employees, and an unfunded non-tax-qualified pension plan, the BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF Railway. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plan.

Certain salaried employees of BNSF Railway that have met age and years of service requirements are eligible for life insurance coverage and medical benefits, including prescription drug coverage, during retirement. This postretirement benefit plan, referred to as the retiree health and welfare plan, is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The basic life insurance plan is noncontributory and covers retirees only. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. BNSF’s policy is to fund benefits payable under the medical and life insurance plans as they come due. Generally, employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for medical benefits during retirement.

In September 2006, the FASB issued authoritative accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s Consolidated Balance Sheets. This portion of the new guidance was adopted by the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year-end effective December 31, 2008. This authoritative accounting guidance provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. BNSF Railway elected to apply the transition option under which a 15-month measurement was determined as of September 30, 2007, that covered the period until the fiscal year-end measurement was required on December 31, 2008. As a result, the Company recorded a $7 million decrease to retained earnings in January 2008.

Components of the net cost for these plans were as follows (in millions):
	Pension Benefits			Retiree Health and Welfare Benefits
Year ended December 31,	2009	2008	2007	2009	2008	2007

Service cost	$28	$25	$25	$3	$2	$2
Interest cost	102	102	97	15	18	17
Expected return on plan assets	(107)	(112)	(105)	–	–	–
Amortization of net loss	24	16	35	1	5	6
Amortization of prior service credit	–	–	–	(6)	(8)	(8)
Net cost recognized	$47	$31	$52	$13	$17	$17

The projected benefit obligation is the present value of benefit earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation based on the respective measurement dates (in millions):
	Pension Benefits			Retiree Health and Welfare Benefits
Change in Benefit Obligation	2009	2008	a	2009	2008	a

Benefit obligation at beginning of period	$1,840		$1,763	$269		$304
Service cost	28		32	3		3
Interest cost	102		127	15		22
Plan participants’ contributions	–		–	9		11
Actuarial loss (gain)	35		86	–		(36)
Medicare subsidy	–		–	2		2
Benefits paid	(141)		(168)	(32)		(37)
Projected benefit obligation at end of period	1,864		1,840	266		269
Component representing future salary increases	(53)		(82)	–		–
Accumulated benefit obligation at end of period	$1,811		$1,758	$266		$269
a In accordance with the transition to new authoritative accounting guidance, the beginning balance in 2009 and 2008 was December 31, 2008, and September 30, 2007, respectively; therefore, 2008 includes 15 months of activity.

Both the BNSF Retirement Plan and the BNSF Supplemental Retirement Plan had accumulated and projected benefit obligations in excess of plan assets at December 31, 2009 and 2008.

The following table shows the change in plan assets of the plans based on the respective measurement dates (in millions):
	Pension Benefits			Retiree Health and Welfare Benefits
Change in Plan Assets	2009	2008	a	2009	2008	a

Fair value of plan assets at beginning of period	$1,034		$1,588	$–	$–
Actual return on plan assets	160		(395)	–	–
Employer contributionsb	266		9	21	24
Plan participants’ contributions	–		–	9	11
Medicare subsidy	–		–	2	2
Benefits paid	(141)		(168)	(32)	(37)
Fair value of plan assets at measurement date	$1,319		$1,034	$–	$–
a  In accordance with the transition to new authoritative accounting guidance, the beginning balance in 2009 and 2008 was December 31, 2008, and September 30, 2007, respectively; therefore, 2008 includes 15 months of activity.

b Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation, as of December 31 (in millions):
	Pension Benefits		Retiree Health and Welfare Benefits
	2009	2008	2009	2008

Funded status (plan assets less projected benefit obligations)	$(545)	$(806)	$(266)	$(269)

Of the combined pension and retiree health and welfare benefits liability of $811 million and $1,075 million recognized as of December 31, 2009 and 2008, respectively, $28 million was included in other current liabilities as of both dates.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to AOCL. Beginning in 2007, the Company recognized actuarial gains and losses and prior service credits in AOCL as they arose. The following table shows the pre-tax change in AOCL attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits			Retiree Health and Welfare Benefits
Change in AOCL	2009	2008	2007	2009	2008	2007

Balance at January 1,	$834	$233	$429	$14	$46	$48
Measurement date adjustment pursuant to adoption of authoritative accounting guidance issued September 2006	–	(4)	–	–	1	–
Amortization of actuarial loss	(24)	(16)	(35)	(1)	(5)	(6)
Amortization of prior service credit	–	–	–	6	8	8
Actuarial (gain) loss	(18)	621	(161)	–	(36)	(4)
Balance at December 31,	$792	$834	$233	$19	$14	$46

The estimated net actuarial loss for these defined benefit pension plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $32 million. The estimated net actuarial loss and prior service credit for the retiree health and welfare benefit plans that will be amortized from AOCL into net periodic benefit cost over the next fiscal year is expected to be $1 million and $4 million, respectively. Pre-tax amounts currently recognized in AOCL consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2009	2008	2009	2008

Net actuarial loss	$792	$834	$25	$26
Prior service credit	−	−	(6)	(12)
Pre-tax amount recognized in AOCL at December 31,	792	834	19	14
After-tax amount recognized in AOCL at December 31,	$489	$515	$11	$9

The assumptions used in accounting for the BNSF plans were as follows:

Assumptions Used to Determine Net Cost for Fiscal Years Ended December 31,	Pension Benefits			Retiree Health and Welfare Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	5.75%	6.00%	5.50%	5.75%	6.00%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	–%	–%	–%
Rate of compensation increase	3.80%	3.80%	3.90%	3.80%	3.80%	3.90%

Assumptions Used to Determine Benefit Obligations at December 31,	Pension Benefits		Retiree Health and Welfare Benefits
	2009	2008	2009	2008

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	3.80%	3.80%	3.80%	3.80%

At December 31, 2009, the Company determined the discount rate by utilizing the Mercer Yield Curve applied to the future estimated cash flows of the Company’s pension and retiree health and welfare plans. At December 31, 2008, the Company determined the discount rate by averaging the Mercer Yield Curve and the Moody’s Aa Corporate bond yield, with the latter measure adjusted to reflect the future estimated cash flows of the Company’s pension and retiree health and welfare plans. The Company believes the Mercer Yield Curve is, in general, a better model to determine discount rates as it utilizes a much larger and more diverse population of highly rated bonds than the Moody’s Aa Corporate bond yield. However, given the volatility experienced in late 2008, the Company was concerned that some of the bonds included in the Mercer Yield Curve, such as financial institutions, may have higher yields because their market risk had not yet fully been reflected in their credit rating. Therefore, the Company decided it most appropriate to average the Mercer Yield Curve with the Moody’s Aa Corporate bond yield, which had no financial institutions in its population. The discount rate used for the 2010 calculation of net benefit cost remained at 5.75 percent which reflects market conditions at the December 31, 2009, measurement date.

The expected long-term rate of return is the return the Company anticipates earning, net of plan expenses, over the period that benefits are paid. It reflects the rate of return on present investments and on expected contributions. In determining the expected long-term rate of return, BNSF considered the following: (i) forward looking capital market forecasts; (ii) historical returns for individual asset classes; and (iii) the impact of active portfolio management. The expected rate of return on plan assets remained consistent from 2009 to 2010, and the Company does not expect any near-term significant changes to the current investment allocation of assets. However, unforeseen changes in the investment markets or other external factors could prompt changes in these estimates in future years.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension	Retiree Health and Welfare
50 basis point decrease	$6 million increase	$200 thousand decrease
50 basis point increase	$6 million decrease	$100 thousand increase

Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$7 million increase
50 basis point increase	$7 million decrease

The following table presents assumed health care cost trend rates:
December 31,	2009	2008	2007

Assumed health care cost trend rate for next year	9.00%	9.75%	10.50%
Rate to which health care cost trend rate is expected to decline and remain	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):
	One Percentage-Point Increase	One Percentage-Point Decrease

Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$20	$(17)

The BNSF Retirement Plan asset allocation at December 31, 2009 and 2008, and the target allocation for 2009 by asset category are as follows:

	Target Allocation	Percentage of Pension Plan Assets
Plan Asset Allocation	2009	2009	2008

Equity Securities	45 – 75%	62%	55%
Fixed Income Securities	20 – 40%	30	30
Real Estate	5 – 15%	8	15
Total		100%	100%

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

Assets are primarily managed by external Investment Managers each with a specific asset class mandate as directed by management. There are currently at least two Investment Managers in each of the above asset classes.

Concentration in a single security or credit issuer is generally limited to 5% of each Investment Manager’s portfolio (excluding U.S. government and agencies, authorized commingled funds, and other manager specific exceptions as authorized by management). Real estate investment trust investments may not exceed 10% of any equity manager’s portfolio.

The Fixed Income allocation may include Core, Core “Plus”, and/or Long Duration portfolios.  “Plus” strategies (higher risk investments such as high yield, emerging markets, and non-dollar denominated securities) are limited to 30% of the Core Plus portfolio value.

Real Estate is generally accessed through direct investment in one or more commingled funds with reasonable diversification by property type and geographic location.

Derivative investments are permitted under certain circumstances.

Investments are stated at fair value. The various types of investments are valued as follows: (i) Equity securities are valued at the last trade price at primary exchange close time on the last business day of the year (Level 1 input). If the last trade price is not available, values are based on bid, ask/offer quotes from contracted pricing vendors, brokers, or investment managers (Level 3 input). (ii) Corporate debt securities, government debt securities, and collateralized obligations and mortgage backed securities are valued based on institutional bid evaluations from contracted vendors. Where available, vendors use observable market-based data to evaluate prices (Level 2 input). This also applies to U.S. Treasury securities included in cash and cash equivalents. If observable market-based data is not available, unobservable inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices representing the price a dealer would pay for the security (Level 3 input). (iii) Shares of real estate commingled funds are valued at the quarterly net asset value of units held at year end. Net asset value is based on independent appraisals obtained at least annually for each property and is considered a Level 3 input as the funds impose ongoing limitations on the availability of share redemptions. (iv) Registered investment companies are valued at the daily net asset value of shares held at year end. Net asset value is considered a Level 1 input if redemptions at this value are available to all shareholders without restriction. Net asset value is considered a Level 2 input if the fund may restrict share redemptions under limited circumstances. Net asset value is considered a Level 3 input if shares could not be redeemed on the reporting date and net asset value can not be corroborated by trading activity.

The following table summarizes the Plan’s investments as of December 31, 2009, based on the inputs used to value them (in millions):

Asset Category	Total as of December 31, 2009	Level 1 Inputs a	Level 2 Inputs a		Level 3 Inputs a
Equity securities:
U. S.	$443	$443	$	−	$	−
International	336	336		−		−
Corporate debt securities	157	−		157		−
Government debt securities	114	−		114		−
Real estate	103	−		−		103
Collateralized obligations and mortgage backed securities (MBS)	78	−		77		1
Cash and cash equivalents	48	38		10		−
Registered investment companies	34	23		11		−
Total b	$1,313	$840		$369		$104
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.

b  Excludes $6 million accrued for dividend and interest receivable.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2009 (in millions):
Level 3 Inputs	Total	U.S. Equity Securities		Corporate Debt Securities		Real Estate	Collateralized Obligations & MBS	Cash and Cash Equivalentsa		Registered Investment Companies

Balance as of December 31, 2008	$162		$1		$6	$151	$4		$(2)		$2
Actual return on plan assets:
Relating to assets still held at reporting date	(399)		−		2	(42)	(1)		2		−
Relating to assets sold during the period	(5)		(1)		−	(2)	−		(2)		−
Purchases, sales and settlements	(8)		−		(3)	(4)	(1)		2		(2)
Transfers out of Level 3	(6)		−		(5)	−	(1)		−		−
Balance as of December 31, 2009	$104	$	−	$	−	$103	$1	$	−	$	−
a Balance at December 31, 2008, represents a temporary deficit in a securities lending program. As of December 31, 2009, the Company no longer participates in the program.

The Company is not required to make contributions to the BNSF Retirement Plan in 2010. The Company expects to make benefit payments in 2010 of $8 million from its non-qualified defined benefit plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments and Medicare Part D subsidy receipts for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):
Fiscal year	Expected Pension Plan Benefit Payments	a	Expected Retiree Health and Welfare Payments	Expected Medicare Subsidy

2010	$137		$23	$(2)
2011	138		24	(3)
2012	139		24	(3)
2013	139		24	(3)
2014	141		24	(3)
2015–2019	702		118	(17)
aPrimarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. The Company matches 50 percent of the first six percent of non-union employees’ contributions and matches 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Non-union employees are eligible to receive an annual discretionary matching contribution of up to 30 percent of the first six percent of their contributions. Employer contributions for all non-union employees are subject to a five-year length of service vesting schedule. The Company’s 401(k) matching expense was $22 million, $29 million and $21 million in 2009, 2008 and 2007, respectively.

Other
Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $54 million, $54 million and $46 million, in 2009, 2008 and 2007, respectively (see Note 11 to the Consolidated Financial Statements for other deferred benefits payable to certain conductors, trainmen and locomotive engineers).

13. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $626 million, $1,052 million and $930 million during 2009, 2008 and 2007, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

During 2008 and 2007, BNSF Railway declared in-kind dividends of $1.3 billion, or $1.3 million per share, and $4.1 billion, or $4.1 million per share, to BNSF, respectively. The in-kind dividend declared in 2008 reduced notes receivable. The in-kind dividend declared in 2007 reduced notes receivable and accounts receivable by $3,854 million and $246 million, respectively.

At December 31, 2009 and 2008, BNSF Railway had $43 million and $53 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At December 31, 2009 and 2008, BNSF Railway had $66 million and $60 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At December 31, 2009 and 2008, BNSF Railway had $948 million and $6 million, respectively, of intercompany notes receivable from BNSF. The $942 million increase in intercompany notes receivable is due to loans to BNSF of $1,147 million, partially offset by repayments of $205 million. During 2008 and 2007, additional borrowings were $1,296 million and $1,708 million, respectively, and repayments were $446 million and $715 million, respectively. Additionally, during 2008, BNSF Logistics, a wholly-owned subsidiary of BNSF that specializes in third-party logistics services, borrowed and repaid $12 million on an intercompany note with BNSF Railway. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway earned revenues of $34 million, $43 million and $28 million for the years ended December 31, 2009, 2008 and 2007, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $23 million, $42 million and $30 million for the years ended December 31, 2009, 2008 and 2007, which are classified as purchased services in the Consolidated Statements of Income.

Under various stock incentive plans, BNSF granted options to BNSF Railway employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway also participated in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program. See Notes 2 and 14 to the Consolidated Financial Statements for additional information regarding compensation expense recorded for stock incentive plans.

14. Stock-Based Compensation

On April 15, 1999, BNSF shareholders approved the Burlington Northern Santa Fe 1999 Stock Incentive Plan and authorized 20 million shares of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. On April 18, 2001, April 17, 2002, April 21, 2004 and April 19, 2006, BNSF shareholders approved the amendments to the Burlington Northern Santa Fe 1999 Stock Incentive Plan, which authorized additional awards of 9 million, 6 million, 7 million and 11 million shares, respectively, of BNSF common stock to be issued in connection with stock options, restricted stock, restricted stock units and performance stock. Approximately 5 million common shares were available for future grant at December 31, 2009.

Additionally, on April 18, 1996, BNSF shareholders approved the non-employee directors’ stock plan and authorized 900,000 shares of BNSF common stock to be issued in connection with this plan. Approximately 403,000 common shares were available for future grant at December 31, 2009.

Upon completion of the proposed Merger, no further grants of BNSF stock will be made under the BNSF stock-based compensation plans. See Note 1 to the Consolidated Financial Statements for information related to the proposed Merger.

Stock Options
Under BNSF’s stock plans, options were granted to directors, officers and salaried employees of BNSF Railway at the fair market value of BNSF’s common stock on the date of grant. Stock option grants generally vest ratably over three years and expire within ten years after the date of grant. Shares issued upon exercise of options may be issued from treasury shares or from authorized but unissued shares.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions apply to the options granted for the periods presented:

Year ended December 31,	2009	2008	2007

Weighted average expected life (years)	4.8	4.7	4.6
Weighted average expected volatility	29.6%	24.0%	24.0%
Weighted average expected dividend yield	1.96%	1.50%	1.15%
Weighted average risk free interest rate	2.15%	3.09%	4.31%
Weighted average fair value per share at date of grant	$15.09	$22.92	$21.91

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

A summary of the status of stock options as of, and for the year ended December 31, 2009, is presented below (options in thousands, aggregate intrinsic value in millions):

Year ended December 31, 2009	Options	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at beginning of year	9,668	$62.95
Granted	2,556	64.63
Exercised	(2,027)	37.27
Cancelled	(177)	81.54
Balance at end of year	10,020	$68.24	6.16	$316

Options exercisable at year end	6,334	$62.35	4.65	$235

The total intrinsic value of options exercised was $87 million, $207 million and $281 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Other Incentive Programs
BNSF had other long-term incentive programs that utilize restricted shares/units. A summary of the status of restricted shares/units and the weighted average grant date fair values as of, and for the year ended December 31, 2009, is presented below (shares in thousands):
Year ended December 31, 2009	Time Based		Performance Based Units		Performance Stock		BNSF Incentive Bonus Stock Program			BNSF Discounted Stock Purchase Program		Total

Balance at beginning of year	457	$76.49	1,056	$92.48	612	$89.24	64		$81.31	20	$81.34	2,209	$87.84
Granted	58	66.67	558	64.97	279	59.75	−		−	23	66.25	918	63.52
Vested	(233)	75.74	(209)	80.17	(54)	80.17	(64)		81.31	(12)	81.32	(572)	78.52
Forfeited	(6)	84.77	(40)	88.18	(171)	81.26	−		−	−	−	(217)	82.62
Balance at end of year	276	$74.89	1,365	$83.24	666	$79.67	−	$	−	31	$70.41	2,338	$81.06

A summary of the weighted average grant date fair market values of the restricted share/units as of, and for the years ended December 31, 2008 and 2007, is presented below:

Grant Date Fair Market Value of Awards Granted	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program		BNSF Discounted Stock Purchase Program

Year ended December 31, 2008	$102.06	$105.23	$100.13	$	−	$86.56
Year ended December 31, 2007	$86.38	$88.80	$88.77	$	−	$79.28

A summary of the fair value of the restricted share/units vested during the years ended December 31, 2009, 2008 and 2007 is presented below:

Total Fair Value of Shares Vested (in millions)	Time Based	Performance Based Units	Performance Stock	BNSF Incentive Bonus Stock Program	BNSF Discounted Stock Purchase Program	Total

Year ended December 31, 2009	$15	$14	$4	$4	$1	$38
Year ended December 31, 2008	$31	$30	$15	$51	$1	$128
Year ended December 31, 2007	$49	$21	$–	$18	$1	$89

Time-based awards were granted to senior managers within BNSF Railway primarily as a retention tool and to encourage ownership in BNSF. They generally vest over three years, although in some cases up to five years, and are contingent on continued salaried employment.

Performance-based units were granted to senior managers within BNSF Railway to encourage ownership in BNSF and to align management’s interest with those of its shareholders. Performance-based units generally vest over three years and are contingent on the achievement of certain predetermined corporate performance goals (e.g., return on invested capital (ROIC)) and continued salaried employment.

Additionally, eligible employees could earn performance stock contingent upon achievement of higher ROIC goals and continued salaried employment.

Certain employees were eligible to exchange through the Burlington Northern Santa Fe Incentive Bonus Stock Program the cash payment of their bonus for grants of restricted stock. In September 2005, the program was amended so that exchanges of cash bonus payments for awards of restricted stock were no longer permitted after February 2006.

Certain other salaried employees were eligible to participate in the BNSF Discounted Stock Purchase Program and use their bonus to purchase shares of BNSF common stock at a discount from the market price. These shares immediately vest but are restricted for a three-year period. This program was terminated in December 2009.

Shares awarded under each of the plans may not be sold or used as collateral and are generally not transferable by the holder until the shares awarded become free of restrictions. Compensation cost, net of tax, recorded under the BNSF Stock Incentive Plans is shown in the following table (in millions):

	2009	2008	2007

Compensation cost	$41	$69	$66
Income tax benefit	(15)	(25)	(23)
Total	$26	$44	$43

Compensation cost capitalized	$6	$6	$7

At December 31, 2009, there was $89 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.58 years.

Upon completion of the proposed Merger, each outstanding stock option or share award of BNSF common stock was converted into an option or restricted stock unit of Berkshire Class B Common Stock, in accordance with a formula to convert such awards.

15. Accounting Pronouncements

In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updates existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminates the concept of a qualifying special-purpose entity (QSPE), which will require companies to evaluate former QSPEs for consolidation.

In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The amended authoritative accounting guidance updates existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminates quantitative-based assessments and will require companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

The Company adopted the amended authoritative accounting guidance on January 1, 2010.

As discussed in Note 6, the Company’s A/R sales program involves a master trust that issues an undivided interest in receivables to investors. The A/R sales master trust is not currently consolidated in the Company’s financial statements and the undivided interest in receivables that have been sold to investors is derecognized. The amended authoritative accounting guidance will require the Company to consolidate the A/R sales master trust and to no longer derecognize the undivided interest sold to investors effective January 1, 2010. The Company intends to apply this guidance prospectively. As a result, the Company’s Consolidated Balance Sheets will reflect an increase in accounts receivable, net and an increase in current liabilities for the amount of undivided interests sold to investors and any related cash flow impacts will be included in Financing Activities rather than Operating Activities in the Consolidated Statements of Cash Flows. There were no outstanding undivided interests held by investors under the A/R sales program at December 31, 2009. Outstanding undivided interests held by investors under the A/R sales program were $50 million at December 31, 2008.

The Company did not record any additional financial statement adjustments as a result of the adoption of the amended authoritative accounting guidance.

16. Accumulated Other Comprehensive Loss

The following table provides the components of accumulated other comprehensive loss (in millions):

As of December 31,	2009	2008

Unrecognized prior service credit and actuarial losses, net of tax (see Note 12)	$(500)	$(524)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	5	(281)
Accumulated other comprehensive income of equity method investees, net of tax	(6)	(6)
Total Accumulated other comprehensive loss	$(501)	$(811)

17. Quarterly Financial Data—Unaudited

Dollars in millions	Fourth	Third	Second	First

2009
Revenues	$3,641	$3,549	$3,275	$3,383
Operating income	$865	$890	$792	$661
Net income	$620	$546	$464	$384

2008
Revenues	$4,319	$4,837	$4,420	$4,211
Operating income	$1,106	$1,197	$711	$882
Net income	$659	$759	$417	$527

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

Management assessed the effectiveness of the BNSF Railway’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on management’s assessment, management concluded that as of December 31, 2009, BNSF Railway’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting
As of the period covered by this report, the Company has concluded that there have been no changes in BNSF Railway's internal control over financial reporting that occurred during BNSF Railway’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway's internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services

BNSF Railway is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation (BNSF) and does not have an audit committee of its Board of Directors. Services provided by the registrant's principal accountant and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of BNSF. Information concerning principal accountant fees and services for BNSF including its wholly-owned subsidiary, BNSF Railway, will be provided under the heading "Item 2: Appointment of Independent Auditor; Independent Auditor Fees" in BNSF's proxy statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

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

BNSF Railway Company

	By:	/s/ Matthew K. Rose
Dated: February 11, 2010		Matthew K. Rose
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Chairman, President and Chief Executive Officer
Matthew K. Rose	(Principal Executive Officer), and Director

/s/ Thomas N. Hund	Executive Vice President and Chief Financial Officer
Thomas N. Hund	(Principal Financial Officer), and Director

/s/ Julie A. Piggott	Vice President - Planning & Studies and Controller
Julie A. Piggott	(Principal Accounting Officer)

/s/ Carl R. Ice	Director
Carl R. Ice

/s/ John P. Lanigan, Jr.	Director
John P. Lanigan, Jr.

/s/ Roger Nober	Director
Roger Nober

Dated:  February 11, 2010

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