Form 10-Q
period 2010-03-31
BNSF RAILWAY CO
filed 2010-05-07
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2010
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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 7, 2010
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Revenues	$2,045	$1,768	$3,383

Operating expenses:
Compensation and benefits	527	439	862
Fuel	330	329	614
Purchased services	238	211	476
Depreciation and amortization	227	192	370
Equipment rents	102	97	201
Materials and other	90	1	199
Total operating expenses	1,514	1,269	2,722
Operating income	531	499	661
Interest expense	15	16	42
Interest income, related parties	(1)	(1)	–
Other expense, net	–	2	3

Income before income taxes	517	482	616
Income tax expense	176	200	232
Net income	$341	$282	$384

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$13	$20
Accounts receivable, net	955	810
Materials and supplies	634	632
Current portion of deferred income taxes	228	282
Other current assets	277	375
Total current assets	2,107	2,119

Property and equipment, net of accumulated depreciation of $297 and $10,731, respectively	44,219	32,278
Goodwill	14,803	−
Intangible assets, net	1,967	−
Other assets	2,298	3,193
Total assets	$65,394	$37,590

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,548	$2,548
Long-term debt due within one year	327	335
Total current liabilities	2,875	2,883

Deferred income taxes	13,696	9,360
Long-term debt	2,288	2,118
Intangible liabilities, net	2,016	−
Casualty and environmental liabilities	898	899
Pension and retiree health and welfare liability	869	783
Other liabilities	550	1,799
Total liabilities	23,192	17,842
Commitments and contingencies (see Notes 3, 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,919	6,331
Retained earnings	341	14,866
Intercompany notes receivable	(1,095)	(948)
Accumulated other comprehensive income (loss)	37	(501)
Total stockholder’s equity	42,202	19,748
Total liabilities and stockholder’s equity	$65,394	$37,590

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor		Predecessor
	February 13 – March 31, 2010		January 1 – February 12, 2010	Three Months Ended March 31, 2009

OPERATING ACTIVITIES
Net income	$341		$282	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227		192	370
Deferred income taxes	(54)		134	121
Long-term casualty and environmental liabilities, net	(25)		(2)	(1)
Other, net	(12)		(73)	6
Changes in current assets and liabilities:
Accounts receivable, net	(358)		217	86
Change in accounts receivable sales program	−		−	(50)
Materials and supplies	(6)		4	(13)
Other current assets	10		(129)	(129)
Accounts payable and other current liabilities	664		(574)	(160)
Net cash provided by operating activities	787		51	614
INVESTING ACTIVITIES
Capital expenditures excluding equipment	(202)		(137)	(462)
Acquisition of equipment	(81)		(67)	(286)
Proceeds from sale of equipment financed	−		−	368
Construction costs for facility financing obligation	−		−	(13)
Other, net	(216)		66	4
Net cash used for investing activities	(499)		(138)	(389)
FINANCING ACTIVITIES
Payments on long-term debt	(32)		(29)	(58)
Proceeds from facility financing obligation	−		−	15
Net (increase) decrease in intercompany notes receivable classified as equity	(257)		110	(195)
Other, net	−		−	(2)
Net cash (used for) provided by financing activities	(289)		81	(240)
Decrease in cash and cash equivalents	(1)		(6)	(15)
Cash and cash equivalents:
Beginning of period	14		20	209
End of period	$13		$14	$194
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$23		$10	$18
Income taxes paid, net of refunds	$102	$	−	$253
Non-cash asset financing	$4		$8	$395

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

Predecessor	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2009	$6,331	$14,866	$(948)	$(501)	$19,748
Change in intercompany notes receivable	–	–	110	–	110
Comprehensive income:
Net income	–	282	–	–	282
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1	–	–	–	2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28	–	–	–	(45)	(45)
Change in other comprehensive income of equity method investees	–	–	–	2	2
Total comprehensive income					241
Balance at February 12, 2010	$6,331	$15,148	$(838)	$(542)	$20,099

Successor	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at February 12, 2010	$–	$–	$(838)	$–	$(838)
Net contribution from Berkshire Hathaway Inc.	42,919	–	–	–	42,919
Change in intercompany notes receivable	–	–	(257)	–	(257)
Comprehensive income:
Net income	–	341	–	–	341
Change in fuel/interest hedge mark-to-market, net of tax expense of $24	–	–	–	37	37
Total comprehensive income					378
Balance at March 31, 2010	$42,919	$341	$(1,095)	$37	$42,202

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF.

As further discussed in Note 2 to the Consolidated Financial Statements, on February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire.

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. In turn, BNSF’s basis in BNSF Railway has been pushed-down to establish a new accounting basis in BNSF Railway. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2010 (Successor), and the results of operations for the periods February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the three months ended March 31, 2009 (Predecessor).

New Accounting Policies Adopted Upon Merger

Goodwill

    Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. As a result of the Merger, BNSF recognized goodwill as well as additional intangible assets and liabilities (see Note 2 to the Consolidated Financial Statements for further information related to the Merger).

    Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test encompasses calculating a fair value of the assets and comparing the fair value to its carrying value. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Rail Grinding Costs

    Upon the Merger discussed in Note 2, BNSF Railway adopted the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

Adoption of New Accounting Pronouncement

    In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updates existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminates the concept of a qualifying special-purpose entity (QSPE), which requires companies to evaluate former QSPEs for consolidation.

    In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The amended authoritative accounting guidance updates existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminates quantitative-based assessments and requires companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

    The Company prospectively adopted the amended authoritative accounting guidance on January 1, 2010. See Note 4 and Note 6 to the Consolidated Financial Statements for information related to the impact of the adoption of the amended authoritative accounting guidance.

2.    Merger of BNSF

    As discussed in Note 1 to the Consolidated Financial Statements, on February 12, 2010, Burlington Northern Santa Fe Corporation was acquired by Berkshire pursuant to the Agreement and Plan of Merger, dated as of November 2, 2009 (the Merger Agreement). Immediately prior to completion of the Merger, Berkshire and its affiliates and associates owned 76,777,029 shares of Burlington Northern Santa Fe Corporation common stock, representing 22.5% of the total issued and outstanding shares of its common stock. As a result of the Merger, each share of common stock of Burlington Northern Santa Fe Corporation, par value $0.01 per share, other than shares owned by Berkshire, Burlington Northern Santa Fe Corporation or any of their respective subsidiaries, were converted into the right to receive, at the election of the stockholder (subject to the proration and reallocation procedures described in the Merger Agreement), either (i) $100.00 in cash, without interest, or (ii) a portion of a share of Berkshire Class A common stock equal to the exchange ratio, which was calculated by dividing $100.00 by the average of the daily volume–weighted average trading prices per share of Berkshire Class A common stock over the ten trading day period ending on the second full trading day prior to completion of the Merger. Fractional shares of Berkshire Class A common stock were not issued in the Merger. Instead, shares of Berkshire Class B common stock were issued in lieu of fractional shares of Berkshire Class A common stock, and cash was paid in lieu of fractional shares of Berkshire Class B common stock. Approximately 60% of the total merger consideration paid by Berkshire to stockholders of Burlington Northern Santa Fe Corporation was in the form of cash and approximately 40% was in the form of Berkshire common stock.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the new basis of accounting totaling $42,919 million, which was pushed down by BNSF, was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price allocation at March 31, 2010, is substantially complete; however, additional analysis primarily related to the value of property and equipment and intangibles, and any associated tax impacts could result in a change in the total amount of goodwill. The purchase price allocation is summarized in the following tables (in millions):

Assets		Liabilities and net assets acquired
Cash and cash equivalents	$14	Accounts payable and other current liabilities	$2,197
Accounts receivable, net	829	Long-term debt due within one year	342
Materials and supplies	629	Long-term debt	2,326
Current portion of deferred income taxes	202	Deferred income taxes	13,696
Other current assets	272	Intangible liabilities, net	2,056
Property and equipment, net	43,970	Casualty and environmental liabilities	928
Goodwill	14,803	Pension and retiree health and welfare liability	865
Intangible assets, net	2,018	Other liabilities	492
Other assets	2,246	Intercompany notes receivable	(838)
		Net assets acquired	42,919
Total assets	$64,983	Total liabilities and net assets acquired	$64,983

The fair value of assets acquired included accounts receivable of $829 million, consisting of the gross amount due under contracts of $883 million, net of $54 million estimated to be uncollectible.

The fair value of assets acquired also included intangible assets of $2,018 million, with a weighted average amortization rate of 10 years. The fair value of liabilities acquired included intangible liabilities of $2,056 million, with a weighted average amortization life of 16 years. See Note 5 to the Consolidated Financial Statements for further information related to intangible assets and liabilities.

Liabilities acquired included contingencies related to casualty and environmental liabilities in the amount of $1,178 million. Casualty liabilities were measured at fair value, and environmental liabilities were measured in accordance with ASC Topic 450, Contingencies. See Note 7 to the Consolidated Financial Statements for further information related to casualty and environmental liabilities.

    The following unaudited pro forma financial data summarizes BNSF Railway’s results of operations as if the Merger had occurred as of January 1, 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues	$3,845	$3,451
Net income	$654	$413

    The pro forma amounts represent BNSF Railway’s results of operations with appropriate adjustments, which are expected to have a continuing impact, resulting from the application of acquisition method accounting. The unaudited pro forma financial data is provided for informational purposes only and is not necessarily indicative of what BNSF Railway’s results of operations would have been if the Merger had occurred as of January 1, 2009, or the results of operations for any future periods.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

3.    Derivative Activities

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

    Upon application of acquisition method accounting due to the Merger, the Company was required to re-designate its outstanding derivatives as hedges under authoritative accounting guidance. Certain costless collar derivatives did not qualify for re-designation as they were in net written positions as of the Merger date. As a result, hedge accounting was discontinued on these instruments. The Company will continue to hold these financial instruments to hedge against increases in diesel fuel prices, recognizing any gains and losses from changes in fair value in current period earnings.

    BNSF Railway monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of March 31, 2010. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of March 31, 2010 and December 31, 2009, was $75 million and $73 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $64 million and $59 million as of March 31, 2010, and December 31, 2009, respectively.

Additional disclosure related to derivative instruments is included in Note 10 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor	Predecessor
	March 31, 2010	December 31, 2009

Short-term hedge asset	$34	$20
Long-term hedge asset	36	40
Short-term hedge liability	(21)	(25)
Long-term hedge liability	(11)	(12)
Total derivatives	$38	$23

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives

	Successor	Predecessor
	March 31, 2010	December 31, 2009		Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$31		$20	Other current assets
Fuel contracts	33		40	Other assets
Fuel contracts	1		10	Accounts payable and other current liabilities
Fuel contracts	−		3	Other liabilities
Total asset derivatives designated as hedging instruments under ASC 815-20	$65		$73

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$7	$	−	Other current assets
Fuel contracts	3		−	Other assets
Total asset derivatives not designated as hedging instruments under ASC 815-20	$10	$	−

Total asset derivatives	$75		$73

Liability Derivatives

	Successor	Predecessor
	March 31, 2010	December 31, 2009	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$4	$ −	Other current assets
Fuel contracts	22	35	Accounts payable and other current liabilities
Fuel contracts	11	15	Other liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$37	$50

Total liability derivatives	$37	$50

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Fuel Contracts	$74	$(79)	$(32)
Total derivatives	$74	$(79)	$(32)

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor	Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Fuel Contracts	Fuel expense	$13	$(6)	$(106)
Total derivatives		$13	$(6)	$(106)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor	Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Fuel Contracts	Fuel expense	$8	$(7)	$1
Total derivatives		$8	$(7)	$1

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – March 31, 2010		January 1 – February 12, 2010		Three Months Ended March 31, 2009
Fuel Contracts	Fuel expense	$13	$	−	$	−
Total derivatives		$13	$	−	$	−

    As of March 31, 2010, the Company estimates that within the next twelve months approximately $39 million in hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

Fuel

    Fuel costs represented 22 percent, 26 percent and 23 percent of total operating expenses during the periods February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the three months ended March 31, 2009 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The hedging is intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-hedge instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities

    As of March 31, 2010, BNSF Railway’s total fuel-derivative positions for the remainder of 2010, 2011, and 2012, of which the majority are designated as cash flow hedges, covered approximately 22 percent, 18 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of March 31, 2010, and December 31, 2009, BNSF Railway had entered into fuel-derivative agreements covering approximately 506 million gallons and 561 million gallons, respectively.

    Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on March 31, 2010 and December 31, 2009, of $13 million and $18 million, respectively, which was below the collateral threshold. As such, there was no posted collateral outstanding at March 31, 2010 or December 31, 2009.

    The Company uses the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. This methodology is a market approach, which under authoritative accounting guidance related to fair value measurements utilizes Level 2 inputs as it uses market data for similar instruments in active markets.

4.    Accounts Receivable, Net

    BNSF Railway transfers a portion of its accounts receivable to a wholly-owned subsidiary, Santa Fe Receivables Corporation (SFRC). SFRC transfers an undivided interest in such receivables, with limited exceptions, to a master trust and causes the trust to issue an undivided interest in the receivables to investors (the A/R sales program). The undivided interests in the master trust purchased by investors may be in the form of certificates or purchased interests. BNSF Railway retains the collection responsibility with respect to the accounts receivable transferred. The investors in the master trust have no recourse to BNSF Railway’s other assets except for customary warranty and indemnity claims. Creditors of BNSF Railway have no recourse to the assets of the master trust or SFRC until after the creditors have been paid and SFRC and the master trust have been terminated.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at March 31, 2010, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At March 31, 2010, the effective capacity under the A/R sales program was $700 million.

    As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2010, BNSF Railway prospectively adopted authoritative accounting guidance which amended accounting guidance related to transfers of assets and VIEs. The amended guidance also eliminated the concept of a QSPE.

    At January 1, 2010, the A/R sales program master trust was considered a VIE as it does not retain sufficient equity to finance its activities without the support of BNSF Railway. BNSF Railway has a variable interest in the master trust as it absorbs any losses related to the receivables transferred in the event of default. BNSF Railway is the primary beneficiary of the VIE as it (1) directs the amount of undivided interest in receivables sold to investors by the master trust, and thus holds the power to direct the activities of the master trust that most significantly impact performance and (2) has the obligation to absorb the losses in the event of defaulted receivables, which could potentially be significant to the master trust. As the primary beneficiary of the master trust, BNSF Railway fully consolidated the master trust at January 1, 2010. The consolidation did not impact the Company’s consolidated financial statements as there were no outstanding undivided interests held by investors under the A/R sales program at January 1, 2010. Prior to 2010, the A/R sales master trust was considered a QSPE and was not consolidated.

    As of March 31, 2010 and December 31, 2009, there were no outstanding undivided interests held by investors under the A/R sales program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. For the quarter ended March 31, 2009, $50 million of cash flows related to the A/R sales program was classified as Operating Activities in the Consolidated Statement of Cash Flows. Upon adoption of the aforementioned guidance on January 1, 2010, any prospective activity will be classified as Financing Activities in the Consolidated Statements of Cash Flows. For the quarter ended March 31, 2010, there was no cash flow activity related to the A/R sales program.

    BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

    At March 31, 2010 and December 31, 2009, $9 million and $21 million, respectively, of accounts receivable were greater than 90 days old.

    BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At March 31, 2010, and December 31, 2009, $13 million and $31 million, respectively, of such allowances had been recorded.

5.   Goodwill and Other Intangible Assets and Liabilities

    During the periods February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and quarter ending March 31, 2009 (Predecessor), no impairment losses related to goodwill were incurred.  As of March 31, 2010 and December 31, 2009, there were no accumulated impairment losses related to goodwill.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The changes in the carrying amount of goodwill were as follows (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010		Three Months Ended March 31, 2009
Beginning balance	$ −	$	−	$	−
Additions	14,803		−		−
Ending balance	$14,803	$	−	$	−

Amortized intangible assets and liabilities were as follows (in millions):

	Successor		Predecessor
	As of March 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets	$2,018	$51	$	−	$	−
Amortized intangible liabilities	$2,056	$40	$	−	$	−

Amortized intangible assets primarily consisted of internally developed software and franchise & customer assets. Amortized intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

    Amortized intangible assets and liabilities are amortized either on a straight-line basis over their estimated economic lives or based on the pattern in which the economic benefits are consumed. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible net assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

    Amortization of intangible assets and liabilities was as follows (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010		Three Months Ended March 31, 2009
Amortization of intangible assets	$51	$	−	$	−
Amortization of intangible liabilities	$40	$	−	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Future amortization of intangible assets and liabilities is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2010	$231	$226
2011	$307	$293
2012	$307	$282
2013	$307	$252
2014	$307	$179

6.      Debt

Capital Leases

    During the periods February 13 – March 31, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF Railway entered into capital leases totaling $4 million and $8 million, respectively to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Fair Value of Debt Instruments

    At March 31, 2010, and December 31, 2009, the fair value of BNSF Railway’s debt, excluding capital leases, was $1,149 million and $936 million, respectively, while the book value was $1,082 million and $864 million, respectively. The fair value of BNSF Railway’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

Guarantees

As of March 31, 2010, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2010, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	8	$12	c
All other	0.0%	$3	$3	$1	Various	$–
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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

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

All Other

    As of March 31, 2010, BNSF Railway guaranteed $3 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $3 million of guarantees. These guarantees expire between 2011 and 2013.

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

Variable Interest Entities

    As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2010, BNSF Railway prospectively adopted authoritative accounting guidance which amended accounting guidance related to VIEs.

    BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs.  These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions.  In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs.  The future minimum lease payments associated with the VIE leases were $5,432 million as of March 31, 2010.

    In the event the leased equipment is destroyed, BNSF Railway is obligated to either replace the equipment or pay a fixed loss amount. The inclusion of the fixed loss amount is a standard clause within equipment lease arrangements. Historically, BNSF Railway has not incurred significant losses related to this clause. As such, it is not anticipated that the maximum exposure to loss would materially differ from the future minimum lease payments.

    BNSF Railway does not provide financial support to the VIEs that it was not previously contractually obligated to provide.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway maintains and operates the equipment based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry.  As such, BNSF has no control over activities that could materially impact the fair value of the leased equipment. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are expected to be minimal.  Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs.  As BNSF Railway is not the primary beneficiary and the VIE leases are classified as operating leases, there are no assets or liabilities related to the VIEs recorded in the Company's consolidated statement of financial position.

7.     Commitments and Contingencies

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

    Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 2 to the Consolidated Financial Statements, BNSF Railway records a liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.” Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

    BNSF Railway assesses its unasserted asbestos liability exposure on an annual basis during the third quarter. BNSF Railway determines its asbestos liability by estimating its exposed population, the number of claims likely to be filed, the number of claims that will likely require payment, and the estimated cost per claim. Estimated filing and dismissal rates and average cost per claim are determined utilizing recent claim data and trends.

    Throughout the year, BNSF Railway monitors actual experience against the number of forecasted claims and expected claim payments and will record adjustments to the Company’s estimates as necessary.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Based on BNSF Railway’s estimate of the potentially exposed employees and related mortality assumptions, it is anticipated that unasserted asbestos claims will continue to be filed through the year 2050. The Company recorded an amount for the full estimated filing period through 2050 because it had a relatively finite exposed population (former and current employees hired prior to 1985), which it was able to identify and reasonably estimate and about which it had obtained reliable demographic data (including age, hire date and occupation) derived from industry or BNSF Railway specific data that was the basis for the study. BNSF Railway projects that approximately 55, 75 and 90 percent of the future unasserted asbestos claims will be filed within the next 10, 15 and 25 years, respectively.

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

    The following table summarizes the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Beginning balance	$664	$632	$693
Accruals	5	10	28
Payments	(21)	(9)	(33)
Ending balance	$648	$633	$688

    At March 31, 2010, $165 million was included in current liabilities. The recorded liabilities were not discounted. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

    Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $575 million to $765 million. However, BNSF Railway believes that the $648 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

    The amounts recorded by BNSF Railway for personal injury liabilities were based upon currently known facts. Future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding personal injury litigation in the United States, could cause the actual costs to be higher or lower than projected.

    While the final outcome of personal injury matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, the occurrence of a number of these items in the same period could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

BNSF Insurance Company

    Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC did not write any insurance coverage premiums during the period of February 13 – March 31, 2010 (Successor). During the periods of January 1 – February 12, 2010 (Predecessor), and the three months ended March 31, 2009 (Predecessor), BNSF IC wrote insurance coverage with premiums totaling $116 million and $136 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $17 million, $16 million and $38 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2010, unamortized premiums remaining on the Consolidated Balance Sheet were $87 million. During the periods of February 13 – March 31, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the three month ended March 31, 2009 (Predecessor), BNSF IC made claim payments totaling $6 million, $11 million and $43 million, respectively, for settlement of covered claims. At March 31, 2010 and December 31, 2009, receivables from BNSF IC for claims paid were $7 million and $6 million, respectively.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of March 31, 2010, is approximately $13 million.

    BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 306 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

    The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Beginning balance	$514	$517	$546
Accruals	1	6	31
Payments	(10)	(9)	(27)
Ending balance	$505	$514	$550

At March 31, 2010, $90 million was included in current liabilities.

    BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2010, will be paid over the next ten years, and no individual site is considered to be material.

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

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $355 million to $815 million. However, BNSF Railway believes that the $505 million recorded at March 31, 2010, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

  Other Claims and Litigation

    In addition to asbestos, other personal injury and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of BNSF Railway that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

8.    Employment Benefit Plans

Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Successor	Predecessor
Net Cost	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Service cost	$4	$3	$7
Interest cost	14	12	26
Expected return on plan assets	(13)	(14)	(27)
Amortization of net loss	–	4	6
Net cost recognized	$5	$5	$12

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Net Cost	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Interest cost	$2	$2	$4
Amortization of prior service credit	–	–	(1)
Net cost recognized	$2	$2	$3

9.    Related Party Transactions

    BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $102 million and $253 million during periods of February 13 – March 31, 2010 and the three months ended March 31, 2009, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. BNSF Railway did not make any federal and state income tax payments during the period January 1 – February 12, 2010.

    At March 31, 2010 and December 31, 2009, BNSF Railway had $54 million and $43 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2010 and December 31, 2009, BNSF Railway had $97 million and $66 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    At March 31, 2010 and December 31, 2009, BNSF Railway had $1,095 million and $948 million, respectively, of intercompany notes receivable from BNSF. During the periods of February 13 – March 31, 2010 and January 1 – February 12, 2010, loans to BNSF were $257 million and $7 million, respectively. No repayments were received during the period of February 13 – March 31, 2010. During the period of  January 1 – February 12, 2010, $117 million in repayments were received. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

    BNSF Railway earned revenues of $5 million, $3 million and $9 million during periods of February 13 – March 31, 2010, January 1 – February 12, 2010 and the three months ended March 31, 2009, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $3 million, $3 million and $7 million during periods of February 13 – March 31, 2010, January 1 – February 12, 2010 and the three months ended March 31, 2009, which are classified as purchased services in the Consolidated Statements of Income.

    Prior to the Merger of BNSF, under various stock incentive plans, BNSF granted options to BNSF Railway employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway also participated in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program.

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

The following table provides a reconciliation of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Net income	$341	$282	$384
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	–	2	3
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	37	(45)	45
Change in unrealized loss on securities held by equity method investees	–	2	–
Total comprehensive income	$378	$241	$432

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The following table provides the components of accumulated other comprehensive income (loss) (in millions):

	Successor	Predecessor
	March 31, 2010	December 31, 2009
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$–	$(500)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	37	5
Accumulated other comprehensive loss of equity method investees	–	(6)
Total accumulated other comprehensive income (loss)	$37	$(501)

Item 2.    Management’s Narrative Analysis of Results of Operations.

    Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. In turn, BNSF’s basis in BNSF Railway has been pushed-down to establish a new accounting basis in BNSF Railway. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010, and a comparative analysis of the Successor period of February 13 – March 31, 2010 and the Predecessor period of the three months ended March 31, 2009.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor	Predecessor		Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Consumer Products	$577	$515	$1,051	502	453	976
Coal	546	442	863	310	259	627
Agricultural Products	471	417	679	143	126	227
Industrial Products	422	352	719	167	139	298
Total Freight Revenues	2,016	1,726	3,312	1,122	977	2,128
Other Revenues	29	42	71
Total Operating Revenues	$2,045	$1,768	$3,383

	Average Revenue Per Car / Unit
	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009
Consumer Products	$1,149	$1,137	$1,077
Coal	1,761	1,707	1,376
Agricultural Products	3,294	3,310	2,991
Industrial Products	2,527	2,532	2,413
Total Freight Revenues	$1,797	$1,767	$1,556

Fuel Surcharges

    Freight revenues include both revenue for transportation services and fuel surcharges. BNSF’s fuel surcharge program is intended to recover its incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. In certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor	Predecessor
	February 13 – March 31, 2010	January 1 – February 12, 2010	Three Months Ended March 31, 2009

Total fuel expense a	$330	$329	$614
BNSF fuel surcharges	$230	$192	$318

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel hedges, which do not impact the fuel surcharge program.

Predecessor Period of January 1 – February 12, 2010

Significant changes in the underlying trends affecting the Company’s revenues and expenses during the Predecessor period of January 1 – February 12, 2010, were as follows:

▪	Sale of a line segment in the State of Washington was completed, resulting in a gain to materials and other expenses of $74 million.

Successor Period of February 13 – March 31, 2010 vs Predecessor Period of the Three Months Ended March 31, 2009

Revenues

    Revenues for the period of February 13 – March 31, 2010, were $2,045 million, down 40 percent compared with the quarter ended March 31, 2009. The decrease in revenues is directly attributable to comparing operating results for a 47-day period to one consisting of 90 days, which primarily caused the 47-percent decrease in unit volumes.

    In addition to the unfavorable impact of comparing operating results for a 47-day period to one consisting of 90 days, the change in revenues was driven by the following:

▪	Consumer Products revenues included decreased domestic intermodal and international intermodal unit volumes, partially offset by stronger automotive volumes and improved yields.

▪
Coal revenues were impacted by lower unit volumes due to customer stockpiles and soft economic conditions. First-quarter 2009 coal revenues included a $96 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision.

▪	Industrial Products revenues included increased unit volumes due to increased demand in construction products as well as improved yields.

▪	Agricultural Products were impacted by higher unit volumes due to increased international grain shipments and improved fertilizer and ethanol loadings, as well as improved yields.

▪	Increased fuel surcharges per unit, primarily due to increased fuel prices, impacted revenues in each of the business units.

Expenses

Operating expenses for the period of February 13 – March 31, 2010, were $1,514 million, a decrease of $1,208 million, or 44 percent, from the first quarter in 2009. The majority of this decrease is due to comparing expenses for a 47-day period to one consisting of 90 days. The following changes in underlying trends also impacted the change in operating expenses:

▪
Improved performance against targets related to incentive compensation and profit sharing, which cover nearly all non-union and about one quarter of union employees, increased compensation and benefits expenses, as well as increased health and welfare expenses and wage inflation.

▪	Higher fuel prices increased fuel expenses, offset by a higher loss from closed fuel derivatives in the first quarter of 2009.

▪	New intangible asset amortization resulting from the application and amortization of acquisition method accounting increased depreciation and amortization expenses.

▪	Lower environmental expenses decreased materials and other expenses.

▪	There were no significant changes in the underlying trends for purchased services expenses and equipment rents expenses.

▪
Interest expense included the impact of merger-related adjustments resulting from the application of acquisition method accounting, which decreased the expense. First-quarter 2009 interest expense included a $9 million loss related to an unfavorable coal rate case decision.

▪	The effective tax rate for the period of February 13 – March 31, 2010, was 34.0 percent, compared with 37.7 percent for the three months ended March 31, 2009.

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

• Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally, volatility in the capital or credit markets including changes affecting the timely availability and cost of capital, changes in customer demand, and effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, changes in demand due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials and changes in crew availability, labor costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services, the ultimate outcome of shipper and rate claims subject to adjudication or claims, investigations or litigation alleging violations of the antitrust laws, increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services, developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations, and losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases, the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•   Operating factors: changes in operating conditions and costs, operational and other difficulties in implementing positive train control technology, restrictions on development and expansion plans due to environmental concerns, constraints due to the nation’s aging infrastructure, disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: May 7, 2010

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