Form 10-Q
period 2010-06-30
BNSF RAILWAY CO
filed 2010-08-06
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2010
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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 6, 2010
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Revenues	$4,031	$3,275	$6,076	$1,768	$6,658

Operating expenses:
Compensation and benefits	969	818	1,496	439	1,680
Fuel	762	509	1,092	329	1,123
Purchased services	484	462	722	211	938
Depreciation and amortization	433	378	660	192	748
Equipment rents	187	196	289	97	397
Materials and other	124	120	214	1	319
Total operating expenses	2,959	2,483	4,473	1,269	5,205
Operating income	1,072	792	1,603	499	1,453
Interest expense	16	35	31	16	77
Interest income, related parties	(4)	–	(5)	(1)	–
Other expense, net	2	–	2	2	3

Income before income taxes	1,058	757	1,575	482	1,373
Income tax expense	402	293	578	200	525
Net income	$656	$464	$997	$282	$848

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$26	$20
Accounts receivable, net	1,000	810
Materials and supplies	602	632
Current portion of deferred income taxes	256	282
Other current assets	295	375
Total current assets	2,179	2,119

Property and equipment, net of accumulated depreciation of $446 and $10,731, respectively	44,724	32,278
Goodwill	14,803	−
Intangible assets, net	1,885	−
Other assets	2,205	3,193
Total assets	$65,796	$37,590

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,747	$2,548
Long-term debt due within one year	337	335
Total current liabilities	3,084	2,883

Deferred income taxes	13,912	9,360
Long-term debt	2,206	2,118
Intangible liabilities, net	1,941	−
Casualty and environmental liabilities	864	899
Pension and retiree health and welfare liability	469	783
Other liabilities	552	1,799
Total liabilities	23,028	17,842
Commitments and contingencies (see Notes 3, 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	6,331
Retained earnings	997	14,866
Intercompany notes receivable	(1,146)	(948)
Accumulated other comprehensive loss	(3)	(501)
Total stockholder’s equity	42,768	19,748
Total liabilities and stockholder’s equity	$65,796	$37,590

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)
	Successor		Predecessor
	February 13 – June 30, 2010		January 1 – February 12, 2010	Six Months Ended June 30, 2009

OPERATING ACTIVITIES
Net Income	$997		$282	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	660		192	748
Deferred income taxes	103		134	316
Long-term casualty and environmental liabilities, net	(59)		(2)	(30)
Contribution to defined benefit pension plan	(400)		−	−
Other, net	(58)		(73)	(35)
Changes in current assets and liabilities:
Accounts receivable, net	(414)		217	91
Change in accounts receivable sales program	−		−	(50)
Materials and supplies	27		4	(9)
Other current assets	(12)		(129)	(164)
Accounts payable and other current liabilities	798		(574)	(233)
Net cash provided by operating activities	1,642		51	1,482
INVESTING ACTIVITIES
Capital expenditures excluding equipment	(741)		(137)	(1,079)
Acquisition of equipment	(249)		(67)	(456)
Proceeds from sale of equipment financed	−		−	368
Construction costs for facility financing obligation	−		−	(31)
Other, net	(232)		66	(94)
Net cash used for investing activities	(1,222)		(138)	(1,292)
FINANCING ACTIVITIES
Payments on long-term debt	(100)		(29)	(122)
Proceeds from facility financing obligation	−		−	51
Net (increase) decrease in intercompany notes receivable classified as equity	(308)		110	(316)
Other, net	−		−	(3)
Net cash (used for) provided by financing activities	(408)		81	(390)
Increase (decrease) in cash and cash equivalents	12		(6)	(200)
Cash and cash equivalents:
Beginning of period	14		20	209
End of period	$26		$14	$9
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$50		$10	$52
Income taxes paid, net of refunds	$362	$	−	$356
Non-cash asset financing	$19		$8	$433

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

Predecessor	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2009	$6,331	$14,866	$(948)	$(501)	$19,748
Change in intercompany notes receivable	–	–	110	–	110
Comprehensive income:
Net income	–	282	–	–	282
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1	–	–	–	2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28	–	–	–	(45)	(45)
Change in other comprehensive income of equity method investees	–	–	–	2	2
Total comprehensive income					241
Balance at February 12, 2010	$6,331	$15,148	$(838)	$(542)	$20,099

Successor	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at February 12, 2010	$–	$–	$(838)	$–	$(838)
Net contribution from Berkshire Hathaway Inc.	42,919	–	–	–	42,919
Capital contribution from Burlington Northern Santa Fe, LLC	1	–	–	–	1
Change in intercompany notes receivable	–	–	(308)	–	(308)
Comprehensive income:
Net income	–	997	–	–	997
Change in fuel/interest hedge mark-to-market, net of tax benefit of $1	–	–	–	(3)	(3)
Total comprehensive income					994
Balance at June 30, 2010	$42,920	$997	$(1,146)	$(3)	$42,768

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2010 (Successor), and the results of operations for the three months ended June 30, 2010 (Successor) and 2009 (Predecessor), the periods February 13 – June 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the six months ended June 30, 2009 (Predecessor).

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

Subsequent Event

    In July 2010, the Company entered into a low-income housing partnership as the limited partner, holding a 99.9% interest in the partnership. The general partner, who holds a 0.1% interest in the partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the partnership. Of the total investment of $591 million, $443 million was paid at closing, with remaining commitments of $130 million and $18 million due at the end of 2012 and 2013, respectively.

2.    Merger of BNSF

    As discussed in Note 1 to the Consolidated Financial Statements, on February 12, 2010, Burlington Northern Santa Fe Corporation was acquired by Berkshire pursuant to the Agreement and Plan of Merger, dated as of November 2, 2009 (the Merger Agreement). Immediately prior to completion of the Merger, Berkshire and its affiliates and associates owned 76,777,029 shares of Burlington Northern Santa Fe Corporation common stock, representing 22.5% of the total issued and outstanding shares of its common stock. As a result of the Merger, each share of common stock of Burlington Northern Santa Fe Corporation, par value $0.01 per share, other than shares owned by Berkshire, Burlington Northern Santa Fe Corporation or any of their respective subsidiaries, was converted into the right to receive, at the election of the stockholder (subject to the proration and reallocation procedures described in the Merger Agreement), either (i) $100.00 in cash, without interest, or (ii) a portion of a share of Berkshire Class A common stock equal to the exchange ratio, which was calculated by dividing $100.00 by the average of the daily volume–weighted average trading prices per share of Berkshire Class A common stock over the ten trading day period ending on the second full trading day prior to completion of the Merger. Fractional shares of Berkshire Class A common stock were not issued in the Merger. Instead, shares of Berkshire Class B common stock were issued in lieu of fractional shares of Berkshire Class A common stock, and cash was paid in lieu of fractional shares of Berkshire Class B common stock. Approximately 60% of the total merger consideration paid by Berkshire to stockholders of Burlington Northern Santa Fe Corporation was in the form of cash and approximately 40% was in the form of Berkshire common stock.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

     The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the new basis of accounting totaling $42,919 million, which was pushed down by BNSF, was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price allocation at June 30, 2010, is substantially complete; however, additional analysis primarily related to the value of property and equipment and intangibles, and any associated tax impacts could result in a change in the total amount of goodwill. The purchase price allocation is summarized in the following tables (in millions):

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

The fair value of assets acquired also included intangible assets of $2,018 million, with a weighted average amortization life of 10 years. The fair value of liabilities acquired included intangible liabilities of $2,056 million, with a weighted average amortization life of 16 years. See Note 5 to the Consolidated Financial Statements for further information related to intangible assets and liabilities.

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

	Six Months Ended June 30,
	2010	2009
Revenues	$7,877	$6,796
Net income	$1,314	$926

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

    BNSF Railway monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of June 30, 2010. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of June 30, 2010 and December 31, 2009, was $22 million and $73 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $17 million and $59 million as of June 30, 2010, and December 31, 2009, respectively.

Additional disclosure related to derivative instruments is included in Note 10 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor	Predecessor
	June 30, 2010	December 31, 2009
Short-term derivative asset	$8	$20
Long-term derivative asset	10	40
Short-term derivative liability	(38)	(25)
Long-term derivative liability	(13)	(12)
Total derivatives	$(33)	$23

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives

	Successor	Predecessor
	June 30, 2010	December 31, 2009	Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$10	$20	Other current assets
Fuel contracts	11	40	Other assets
Fuel contracts	1	10	Accounts payable and other current liabilities
Fuel contracts	−	3	Other liabilities
Total asset derivatives designated as hedging instruments under ASC 815-20	$22	$73

Total asset derivatives	$22	$73

Liability Derivatives

	Successor	Predecessor
	June 30, 2010	December 31, 2009		Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$2	$	−	Other current assets
Fuel contracts	1		−	Other assets
Fuel contracts	38		35	Accounts payable and other current liabilities
Fuel contracts	12		15	Other liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$53		$50

Liability derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$1	$	−	Accounts payable and other current liabilities
Fuel contracts	1		−	Other liabilities
Total liability derivatives not designated as hedging instruments under ASC 815-20	$2	$	−

Total liability derivatives	$55		$50

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Month Periods Ended June 30, 2010 and 2009

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	2010	2009
Fuel Contracts	$(58)	$204
Total derivatives	$(58)	$204

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	Successor	Predecessor
	from AOCI into Income	2010	2009
Fuel Contracts	Fuel expense	$7	$(60)
Total derivatives		$7	$(60)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	Location of Gain or (Loss) Recognized	Successor	Predecessor
	in Income on Derivatives	2010	2009
Fuel Contracts	Fuel expense	$(7)	$15
Total derivatives		$(7)	$15

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized	Successor		Predecessor
	in Income on Derivatives	2010		2009
Fuel Contracts	Fuel expense	$(12)	$	−
Total derivatives		$(12)	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses for the Periods
February 13 – June 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor)
and the Six Months Ended June 30, 2009 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Fuel Contracts	$10	$(79)	$172
Total derivatives	$10	$(79)	$172

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
	Location of Gain or	Successor	Predecessor
	(Loss) Recognized from AOCI into Income	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Fuel Contracts	Fuel expense	$14	$(6)	$(166)
Total derivatives		$14	$(6)	$(166)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	Location of Gain or	Successor	Predecessor
	(Loss) Recognized in Income on Derivatives	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Fuel Contracts	Fuel expense	$1	$(7)	$16
Total derivatives		$1	$(7)	$16

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or	Successor		Predecessor
	(Loss) Recognized in Income on Derivatives	February 13 – June 30, 2010		January 1 – February 12, 2010		Six Months Ended June 30, 2009
Fuel Contracts	Fuel expense	$1	$	−	$	−
Total derivatives		$1	$	−	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    As of June 30, 2010, the Company estimates that within the next twelve months approximately $8 million in pre-tax hedge instrument losses will be reclassified from accumulated other comprehensive income into earnings.

Fuel

    Fuel costs represented 24 percent, 26 percent and 22 percent of total operating expenses during the periods February 13 – June 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the six months ended June 30, 2009 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The derivatives are intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities

    As of June 30, 2010, BNSF Railway’s total fuel-derivative positions for the remainder of 2010, 2011, and 2012, of which the majority are designated as cash flow hedges, covered approximately 22 percent, 18 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of June 30, 2010, and December 31, 2009, BNSF Railway had entered into fuel-derivative agreements covering approximately 432 million gallons and 561 million gallons, respectively.

    Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on June 30, 2010 and December 31, 2009, of $16 million and $18 million, respectively, which was below the collateral threshold. As such, there was no posted collateral outstanding at June 30, 2010 or December 31, 2009.

    The Company utilizes a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. As such, the fair values of these instruments are classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at June 30, 2010, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At June 30, 2010, the effective capacity under the A/R sales program was $700 million.

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

    As of June 30, 2010 and December 31, 2009, there were no outstanding undivided interests held by investors under the A/R sales program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. For the six months ended June 30, 2009, $50 million of cash flows related to the A/R sales program was classified as Operating Activities in the Consolidated Statement of Cash Flows. Upon adoption of the aforementioned guidance on January 1, 2010, any prospective activity will be classified as Financing Activities in the Consolidated Statements of Cash Flows. For the quarter ended June 30, 2010, there was no cash flow activity related to the A/R sales program.

    BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

At June 30, 2010 and December 31, 2009, $12 million and $21 million, respectively, of accounts receivable were greater than 90 days old.

    BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At June 30, 2010, and December 31, 2009, $17 million and $31 million, respectively, of such allowances had been recorded.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

5.   Goodwill and Other Intangible Assets and Liabilities

    During the periods February 13 – June 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and six months ending June 30, 2009 (Predecessor), no impairment losses related to goodwill were incurred. As of June 30, 2010 and December 31, 2009, there were no accumulated impairment losses related to goodwill.

    The changes in the carrying amount of goodwill were as follows (in millions):

	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010		Six Months Ended June 30, 2009
Beginning balance	$ −	$	−	$	−
Additions	14,803		−		−
Ending balance	$14,803	$	−	$	−

Amortized intangible assets and liabilities were as follows (in millions):

	Successor		Predecessor
	As of June 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets	$2,012	$127	$	−	$	−
Amortized intangible liabilities	$2,056	$115	$	−	$	−

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

    Amortization of intangible assets and liabilities was as follows (in millions):

	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010		Six Months Ended June 30, 2009
Amortization of intangible assets	$127	$	−	$	−
Amortization of intangible liabilities	$115	$	−	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Future amortization of intangible assets and liabilities is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2010	$154	$151
2011	$307	$293
2012	$307	$282
2013	$307	$252
2014	$307	$179

6.      Debt

Capital Leases

    During the periods February 13 – June 30, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF Railway entered into capital leases totaling $19 million and $8 million, respectively to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Fair Value of Debt Instruments

    At June 30, 2010, and December 31, 2009, the fair value of BNSF Railway’s debt, excluding capital leases, was $961 million and $936 million, respectively, while the book value was $924 million and $864 million, respectively. The fair value of BNSF Railway’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

Guarantees

    As of June 30, 2010, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2010, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	7	$12	c
All other	0.0%	$3	$3	$1	Various	$–
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

All Other

    As of June 30, 2010, BNSF Railway guaranteed $3 million of other debt and leases. BNSF Railway holds a performance bond and has the option to sub-lease property to recover up to $1 million of the $3 million of guarantees. These guarantees expire between 2011 and 2013.

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

    BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of June 30, 2010.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway maintains and operates the equipment based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased equipment. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the VIE leases are classified as operating leases, there are no assets or liabilities related to the VIEs recorded in the Company's consolidated statement of financial position.

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

    Other than the fair value adjustments recorded in the application of acquisition method accounting, as discussed in Note 2 to the Consolidated Financial Statements, BNSF Railway records an undiscounted liability for personal injury claims when the expected loss is both probable and reasonably estimable. The liability and ultimate expense projections are estimated using standard actuarial methodologies. Liabilities recorded for unasserted personal injury claims are based on information currently available. Due to the inherent uncertainty involved in projecting future events such as the number of claims filed each year, developments in judicial and legislative standards and the average costs to settle projected claims, actual costs may differ from amounts recorded. BNSF Railway has obtained insurance coverage for certain claims, as discussed under the heading “BNSF Insurance Company.” Expense accruals and any required adjustments are classified as materials and other in the Consolidated Statements of Income.

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

    BNSF Railway monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claim payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or revised estimates develop.

    The following tables summarize the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Three Months Ended June 30,
	Successor	Predecessor
	2010	2009
Beginning balance	$648	$688
Accruals	9	26
Payments	(31)	(34)
Ending balance	$626	$680

	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Beginning balance	$664	$632	$693
Accruals	14	10	54
Payments	(52)	(9)	(67)
Ending balance	$626	$633	$680

    At June 30, 2010, $165 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

    Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $555 million to $735 million. However, BNSF Railway believes that the $626 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

    Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC wrote insurance coverage premiums totaling $17 million during the period of February 13 – June 30, 2010 (Successor). During the periods of January 1 – February 12, 2010 (Predecessor), and the six months ended June 30, 2009 (Predecessor), BNSF IC wrote insurance coverage with premiums totaling $116 million and $153 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $51 million, $16 million and $77 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2010, unamortized premiums remaining on the Consolidated Balance Sheet were $70 million. During the periods of February 13 – June 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the six months ended June 30, 2009 (Predecessor), BNSF IC made claim payments totaling $32 million, $11 million and $62 million, respectively, for settlement of covered claims. At June 30, 2010 and December 31, 2009, receivables from BNSF IC for claims paid were $4 million and $6 million, respectively.

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

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2010, is approximately $13 million.

    BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 297 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

    The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	Successor	Predecessor
	2010	2009
Beginning balance	$505	$550
Accruals	5	(3)
Payments	(17)	(18)
Ending balance	$493	$529

	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Beginning balance	$514	$517	$546
Accruals	6	6	28
Payments	(27)	(9)	(45)
Ending balance	$493	$514	$529

At June 30, 2010, $90 million was included in current liabilities.

    BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2010, will be paid over the next ten years, and no individual site is considered to be material.

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

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $345 million to $805 million. However, BNSF Railway believes that the $493 million recorded at June 30, 2010, is the best estimate of the Company’s future obligation for environmental costs.

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

8.    Employment Benefit Plans

Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
	Successor	Predecessor
Net Cost	2010	2009
Service cost	$8	$7
Interest cost	27	25
Expected return on plan assets	(27)	(26)
Amortization of net loss	–	6
Net cost recognized	$8	$12

	Pension Benefits
	Successor	Predecessor
Net Cost	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Service cost	$12	$3	$14
Interest cost	41	12	51
Expected return on plan assets	(40)	(14)	(53)
Amortization of net loss	–	4	12
Net cost recognized	$13	$5	$24

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
	Successor	Predecessor
Net Cost	2010	2009
Service cost	$1	$1
Interest cost	3	3
Amortization of net loss	–	1
Amortization of prior service credit	–	(2)
Net cost recognized	$4	$3

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Net Cost	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Service cost	$1	$–	$1
Interest cost	5	2	7
Amortization of net loss	–	–	1
Amortization of prior service credit	–	–	(3)
Net cost recognized	$6	$2	$6

    In the second quarter of 2010, the Company made a voluntary contribution of $400 million to BNSF’s qualified pension plan. The Company is not required to make any contributions to BNSF’s qualified pension plan in the second half of 2010.

9.    Related Party Transactions

    BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $362 million and $356 million during periods of February 13 – June 30, 2010 and the six months ended June 30, 2009, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. BNSF Railway did not make any federal and state income tax payments during the period January 1 – February 12, 2010.

    At June 30, 2010 and December 31, 2009, BNSF Railway had $65 million and $43 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2010 and December 31, 2009, BNSF Railway had $68 million and $66 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

    At June 30, 2010 and December 31, 2009, BNSF Railway had $1,146 million and $948 million, respectively, of intercompany notes receivable from BNSF. During the periods of February 13 – June 30, 2010 and January 1 – February 12, 2010, loans to BNSF were $705 million and $7 million, respectively, partially offset by repayments received of $397 million and $117 million during the periods of February 13 – June 30, 2010 and January 1 – February 12, 2010, respectively. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway earned revenues of $15 million, $3 million and $16 million during periods of February 13 – June 30, 2010, January 1 – February 12, 2010 and the six months ended June 30, 2009, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $10 million, $3 million and $13 million during periods of February 13 – June 30, 2010, January 1 – February 12, 2010 and the six months ended June 30, 2009, which are classified as purchased services in the Consolidated Statements of Income.

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

The following tables provide reconciliations of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended June 30,
	Successor	Predecessor
	2010	2009
Net income	$656	$464
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	–	3
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	(40)	155
Change in other comprehensive income of equity method investees	–	–
Total comprehensive income	$616	$622

	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Net income	$997	$282	$848
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	–	2	6
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	(3)	(45)	200
Change in other comprehensive income of equity method investees	–	2	–
Total comprehensive income	$994	$241	$1,054

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The following table provides the components of accumulated other comprehensive loss (in millions):

	Successor	Predecessor
	June 30, 2010	December 31, 2009
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$–	$(500)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	(3)	5
Accumulated other comprehensive loss of equity method investees	–	(6)
Total accumulated other comprehensive loss	$(3)	$(501)

Item 2.    Management’s Narrative Analysis of Results of Operations.

    Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

    Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. In turn, BNSF’s basis in BNSF Railway has been pushed-down to establish a new accounting basis in BNSF Railway. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010, and a comparative analysis of the Successor period of February 13 – June 30, 2010 and the Predecessor period of the six months ended June 30, 2009.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor	Predecessor		Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Consumer Products	$1,804	$515	$2,089	1,548	453	1,934
Coal	1,603	442	1,738	900	259	1,216
Industrial Products	1,325	352	1,405	535	139	580
Agricultural Products	1,253	417	1,297	387	126	439
Total Freight Revenues	5,985	1,726	6,529	3,370	977	4,169
Other Revenues	91	42	129
Total Operating Revenues	$6,076	$1,768	$6,658

	Average Revenue Per Car / Unit
	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009
Consumer Products	$1,165	$1,137	$1,080
Coal	1,781	1,707	1,429
Industrial Products	2,477	2,532	2,422
Agricultural Products	3,238	3,310	2,954
Total Freight Revenues	$1,776	$1,767	$1,566

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor	Predecessor
	February 13 – June 30, 2010	January 1 – February 12, 2010	Six Months Ended June 30, 2009

Total fuel expense a	$1,092	$329	$1,123
BNSF Railway fuel surcharges	$707	$192	$547

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

Successor Period of February 13 – June 30, 2010 vs Predecessor Period of the Six Months Ended June 30, 2009

Revenues

    Revenues for the period of February 13 – June 30, 2010, were $6,076 million, down 9 percent compared with the six months ended June 30, 2009. The decrease in revenues is directly attributable to comparing operating results for a 138-day period to one consisting of 181 days, which primarily caused the 19-percent decrease in unit volumes.

    In addition to the unfavorable impact of comparing operating results for a 138-day period to one consisting of 181 days, the change in revenues was driven by the following:

▪	Consumer Products revenues included improvements in international intermodal and automotive unit volumes, as well as improved yields.

▪
Coal revenues were impacted by improved yields, partially offset by lower unit volumes due to customer stockpiles and soft economic conditions. Second quarter 2009 included a $22 million favorable coal rate decision, offset by the $96 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision during the first quarter of 2009.

▪	Industrial Products revenues included increased unit volumes due to increased demand in construction products.

▪	Agricultural Products reflected higher unit volumes due to increased international grain shipments and improved fertilizer and ethanol loadings, as well as improved yields.

▪	Increased fuel surcharges per unit, primarily due to increased fuel prices, impacted revenue in each of the business units.

Expenses

    Operating expenses for the period of February 13 – June 30, 2010, were $4,473 million, a decrease of $732 million, or 14 percent, from the first six months in 2009. The majority of this decrease is due to comparing expenses for a 138-day period to one consisting of 181 days. The following changes in underlying trends also impacted the change in operating expenses:

▪
Improved performance against targets related to incentive compensation and profit sharing, which cover all non-union and about one quarter of union employees, as well as merger-related stock-based compensation adjustments, higher health and welfare expenses and wage inflation all contributed to increased compensation and benefits expenses.

▪	Higher fuel prices increased fuel expenses, partially offset by a higher loss from closed fuel derivatives in the first six months of 2009.

▪	New intangible asset amortization resulting from the application and amortization of acquisition method accounting increased depreciation and amortization expenses.

▪	Lower personal injury and environmental costs decreased materials and other expenses.

▪	There were no significant changes in the underlying trends for purchased services expenses or equipment rents expenses.

▪
Interest expense included the impact of merger-related adjustments resulting from the application of acquisition method accounting, which decreased the expense.  In the first six months of 2009, interest expense included a $9 million loss related to an unfavorable coal rate case decision.

▪	The effective tax rate for the period of February 13 – June 30, 2010, was 36.7 percent, compared with 38.2 percent for the six months ended June 30, 2009.

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication or claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; the availability of adequate insurance to cover the risks associated with operations; and

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: August 6, 2010

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