Form 10-Q
period 2010-09-30
BNSF RAILWAY CO
filed 2010-11-05
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2010
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
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Shares Outstanding at November 5, 2010
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Revenues	$4,322	$3,549	$10,398	$1,768	$10,207

Operating expenses:
Compensation and benefits	1,014	866	2,510	439	2,546
Fuel	748	606	1,840	329	1,729
Purchased services	508	444	1,230	211	1,382
Depreciation and amortization	435	385	1,095	192	1,133
Equipment rents	195	194	484	97	591
Materials and other	195	164	409	1	483
Total operating expenses	3,095	2,659	7,568	1,269	7,864
Operating income	1,227	890	2,830	499	2,343
Interest expense	24	15	55	16	92
Interest income, related parties	(3)	(1)	(8)	(1)	(1)
Other expense, net	3	1	5	2	4

Income before income taxes	1,203	875	2,778	482	2,248
Income tax expense	429	329	1,007	200	854
Net income	$774	$546	$1,771	$282	$1,394

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$14	$20
Accounts receivable, net	1,083	810
Materials and supplies	584	632
Current portion of deferred income taxes	270	282
Other current assets	242	375
Total current assets	2,193	2,119

Property and equipment, net of accumulated depreciation of $576 and $10,731, respectively	45,145	32,278
Goodwill	14,803	−
Intangible assets, net	1,809	−
Other assets	2,736	3,193
Total assets	$66,686	$37,590

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,009	$2,548
Long-term debt due within one year	299	335
Total current liabilities	3,308	2,883

Deferred income taxes	14,176	9,360
Long-term debt	2,169	2,118
Intangible liabilities, net	1,865	−
Casualty and environmental liabilities	886	899
Pension and retiree health and welfare liability	475	783
Other liabilities	837	1,799
Total liabilities	23,716	17,842
Commitments and contingencies (see Notes 3, 7 and 8)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	6,331
Retained earnings	1,771	14,866
Intercompany notes receivable	(1,734)	(948)
Accumulated other comprehensive income (loss)	13	(501)
Total stockholder’s equity	42,970	19,748
Total liabilities and stockholder’s equity	$66,686	$37,590

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Successor		Predecessor
	February 13 – September 30, 2010		January 1 – February 12, 2010	Nine Months Ended September 30, 2009

OPERATING ACTIVITIES
Net income	$1,771		$282	$1,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,095		192	1,133
Deferred income taxes	390		134	540
Long-term casualty and environmental liabilities, net	(67)		(2)	(31)
Contribution to defined benefit pension plan	(400)		−	−
Other, net	(53)		(73)	(53)
Changes in current assets and liabilities:
Accounts receivable, net	(497)		217	57
Change in accounts receivable sales program	−		−	(50)
Materials and supplies	44		4	2
Other current assets	40		(129)	(101)
Accounts payable and other current liabilities	1,102		(574)	(233)
Net cash provided by operating activities	3,425		51	2,658
INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,301)		(137)	(1,665)
Acquisition of equipment	(385)		(67)	(615)
Proceeds from sale of equipment financed	−		−	368
Construction costs for facility financing obligation	−		−	(36)
Partnership investment	(443)		−	−
Other, net	(252)		66	(164)
Net cash used for investing activities	(2,381)		(138)	(2,112)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	−		−	75
Payments on long-term debt	(148)		(29)	(172)
Proceeds from facility financing obligation	−		−	51
Net (increase) decrease in intercompany notes receivable classified as equity	(896)		110	(688)
Other, net	−		−	(7)
Net cash (used for) provided by financing activities	(1,044)		81	(741)
Decrease in cash and cash equivalents	−		(6)	(195)
Cash and cash equivalents:
Beginning of period	14		20	209
End of period	$14		$14	$14
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$85		$10	$80
Income taxes paid, net of refunds	$348	$	−	$443
Non-cash asset financing	$29		$8	$464

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

Predecessor	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2009	$6,331	$14,866	$(948)	$(501)	$19,748
Change in intercompany notes receivable	–	–	110	–	110
Comprehensive income:
Net income	–	282	–	–	282
Change in unrecognized prior service credit and actuarial losses, net of tax expense of $1	–	–	–	2	2
Change in fuel/interest hedge mark-to-market, net of tax benefit of $28	–	–	–	(45)	(45)
Change in other comprehensive income of equity method investees	–	–	–	2	2
Total comprehensive income					241
Balance at February 12, 2010	$6,331	$15,148	$(838)	$(542)	$20,099

Successor	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at February 12, 2010	$–	$–	$(838)	$–	$(838)
Net contribution from Berkshire Hathaway Inc.	42,919	–	–	–	42,919
Capital contribution from Burlington Northern Santa Fe, LLC	1	–	–	–	1
Change in intercompany notes receivable	–	–	(896)	–	(896)
Comprehensive income:
Net income	–	1,771	–	–	1,771
Change in fuel/interest hedge mark-to-market, net of tax expense of $8	–	–	–	14	14
Change in other comprehensive income of equity method investees	–	–	–	(1)	(1)
Total comprehensive income					1,784
Balance at September 30, 2010	$42,920	$1,771	$(1,734)	$13	$42,970

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2010 (Successor), and the results of operations for the three months ended September 30, 2010 (Successor) and 2009 (Predecessor), the periods February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the nine months ended September 30, 2009 (Predecessor).

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

    Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test encompasses calculating a fair value of the assets and comparing the fair value to its carrying value. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. See Note 5 to the Consolidated Financial Statements for further information related to goodwill.

Rail Grinding Costs

    Upon the Merger discussed in Note 2, BNSF Railway adopted the direct expense method of accounting for rail grinding costs, under which the Company expenses rail grinding costs as incurred.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

Adoption of New Accounting Pronouncement

    In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updated existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminated the concept of a qualifying special-purpose entity (QSPE), which requires companies to evaluate former QSPEs for consolidation.

    In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities (VIEs). The amended authoritative accounting guidance updated existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminated quantitative-based assessments and requires companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.

    The Company prospectively adopted the amended authoritative accounting guidance on January 1, 2010. See Note 4, Note 6 and Note 7 to the Consolidated Financial Statements for information related to the impact of the amended authoritative accounting guidance.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The Merger was accounted for using the acquisition method under Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under the acquisition method, the new basis of accounting totaling $42,919 million, which was pushed down by BNSF, was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price allocation at September 30, 2010, is substantially complete; however, additional analysis primarily related to the value of property and equipment and intangibles, and any associated tax impacts could result in a change in the total amount of goodwill. The purchase price allocation is summarized in the following tables (in millions):

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

Liabilities acquired included contingencies related to casualty and environmental liabilities in the amount of $1,178 million. Casualty liabilities were measured at fair value, and environmental liabilities were measured in accordance with ASC Topic 450, Contingencies. See Note 8 to the Consolidated Financial Statements for further information related to casualty and environmental liabilities.

    The following unaudited pro forma financial data summarizes BNSF Railway’s results of operations as if the Merger had occurred as of January 1, 2009 (in millions):

	Nine Months Ended September 30,
	2010	2009
Revenues	$12,199	$10,413
Net income	$2,088	$1,513

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

    BNSF Railway monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A or higher as of September 30, 2010. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions as of September 30, 2010 and December 31, 2009, was $47 million and $73 million, respectively. Other than as disclosed under the heading “Fuel; Total Fuel-Derivative Activities,” the Company’s derivative agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. As such, the Company’s net asset exposure to counterparty credit risk was $44 million and $59 million as of September 30, 2010, and December 31, 2009, respectively.

Additional disclosure related to derivative instruments is included in Note 11 to the Consolidated Financial Statements.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Short-term derivative asset	$26	$20
Long-term derivative asset	17	40
Short-term derivative liability	(19)	(25)
Long-term derivative liability	(3)	(12)
Total derivatives	$21	$23

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    The tables below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives

	Successor	Predecessor
	September 30, 2010	December 31, 2009		Balance Sheet Location

Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$27		$20	Other current assets
Fuel contracts	17		40	Other assets
Fuel contracts	−		10	Accounts payable and other current liabilities
Fuel contracts	−		3	Other liabilities
Total asset derivatives designated as hedging instruments under ASC 815-20	$44		$73

Asset derivatives not designated as hedging instruments under ASC 815-20
Fuel contracts	$1	$	−	Other current assets
Fuel contracts	1		−	Accounts payable and other current liabilities
Fuel contracts	1		−	Other liabilities
Total asset derivatives not designated as hedging instruments under ASC 815-20	$3	$	−

Total asset derivatives	$47		$73

Liability Derivatives

	Successor	Predecessor
	September 30, 2010	December 31, 2009	Balance Sheet Location

Liability derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$2	$ −	Other current assets
Fuel contracts	20	35	Accounts payable and other current liabilities
Fuel contracts	4	15	Other liabilities
Total liability derivatives designated as hedging instruments under ASC 815-20	$26	$50

Total liability derivatives	$26	$50

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Month Periods Ended September 30, 2010 and 2009

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	2010	2009
Fuel Contracts	$26	$(20)
Total derivatives	$26	$(20)

			Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
	Location of Gain or (Loss) Recognized		Successor	Predecessor
	from AOCI into Income		2010	2009
Fuel Contracts	Fuel expense	$	−	$(38)
Total derivatives		$	−	$(38)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
	Location of Gain or (Loss) Recognized	Successor	Predecessor
	in Income on Derivatives	2010	2009
Fuel Contracts	Fuel expense	$11	$3
Total derivatives		$11	$3

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized	Successor		Predecessor
	in Income on Derivatives	2010		2009
Fuel Contracts	Fuel expense	$5	$	−
Total derivatives		$5	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The Effects of Derivative Instruments Gains and Losses for the Periods
February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor)
and the Nine Months Ended September 30, 2009 (Predecessor)

Derivatives in ASC 815-20 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Fuel Contracts	$36	$(79)	$152
Total derivatives	$36	$(79)	$152

		Amount of Gain or (Loss) Recognized from AOCI into Income (Effective Portion)
		Successor	Predecessor
	Location of Gain or (Loss) Recognized from AOCI into Income	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Fuel Contracts	Fuel expense	$14	$(6)	$(204)
Total derivatives		$14	$(6)	$(204)

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)a
		Successor	Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Fuel Contracts	Fuel expense	$12	$(7)	$19
Total derivatives		$12	$(7)	$19

a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

Derivatives Not Designated as Hedging Instruments under ASC 815-20

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Successor		Predecessor
	Location of Gain or (Loss) Recognized in Income on Derivatives	February 13 – September 30, 2010		January 1 – February 12, 2010		Nine Months Ended September 30, 2009
Fuel Contracts	Fuel expense	$6	$	−	$	−
Total derivatives		$6	$	−	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    As of September 30, 2010, the Company estimates that within the next twelve months approximately $16 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive income into earnings.

Fuel

    Fuel costs represented 24 percent, 26 percent and 22 percent of total operating expenses during the periods February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the nine months ended September 30, 2009 (Predecessor), respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, the Company has entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. The fuel derivatives include the use of derivatives that are accounted for as cash flow hedges. The derivatives are intended to protect the Company’s operating margins and overall profitability from adverse fuel price changes by entering into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends. However, to the extent the Company hedges portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company does not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

Total Fuel-Derivative Activities

    As of September 30, 2010, BNSF Railway’s total fuel-derivative positions for the remainder of 2010, 2011, and 2012, of which the majority are designated as cash flow hedges, covered approximately 22 percent, 18 percent and 3 percent, respectively, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of September 30, 2010, and December 31, 2009, BNSF Railway had entered into fuel-derivative agreements covering approximately 359 million gallons and 561 million gallons, respectively.

    Certain of the Company’s fuel-derivative instruments are covered by an agreement which includes a provision such that the Company either receives or posts cash collateral if the fair value of the instruments exceeds a certain net asset or net liability threshold, respectively. The threshold is based on a sliding scale, utilizing either the counterparty’s credit rating, if the instruments are in a net asset position, or BNSF’s credit rating, if the instruments are in a net liability position. If the applicable credit rating should fall below Ba3 (Moody’s) or BB- (S&P), the threshold would be eliminated and collateral would be required for the entire fair value amount. All cash collateral paid is held on deposit by the payee and earns interest to the benefit of the payor based on the London Interbank Offered Rate (LIBOR). The aggregate fair value of all open fuel-derivative instruments under these provisions was in a net liability position on September 30, 2010 and December 31, 2009, of $10 million and $18 million, respectively, which was below the collateral threshold. As such, there was no posted collateral outstanding at September 30, 2010 or December 31, 2009.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    BNSF Railway’s total capacity to sell undivided interests to investors under the A/R sales program was $700 million at September 30, 2010, which was comprised of two $175 million, 364-day accounts receivable facilities and two $175 million, 3-year accounts receivable facilities. In November 2009, BNSF Railway extended the commitment termination date of the two 364-day facilities to November 2010. The two 3-year facilities were entered into in November 2007 and have a commitment termination date in November 2010. Each of the financial institutions providing credit for the facilities is rated Aa3/A+ or higher. The amount of undivided interests in the accounts receivable sold by BNSF Railway to investors fluctuates based on borrowing needs and upon the availability of receivables and is directly affected by changing business volumes and credit risks, which may, from time to time, reduce the effective capacity of the program to less than the $700 million. Additionally, if the combined dilution and delinquency percentages exceed an established threshold, there would be an impact on the amount of undivided interest that BNSF Railway could sell. At September 30, 2010, the effective capacity under the A/R sales program was $700 million.

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

    As of September 30, 2010 and December 31, 2009, there were no outstanding undivided interests held by investors under the A/R sales program; thus, no asset or related liability was recorded in the Company’s Consolidated Balance Sheets. For the nine months ended September 30, 2009, $50 million of cash flows related to the A/R sales program was classified as Operating Activities in the Consolidated Statement of Cash Flows. Upon adoption of the aforementioned guidance on January 1, 2010, any prospective activity will be classified as Financing Activities in the Consolidated Statements of Cash Flows. For the quarter ended September 30, 2010, there was no cash flow activity related to the A/R sales program.

    BNSF Railway does not provide financial support to the master trust that it was not previously contractually obligated to provide.

At September 30, 2010 and December 31, 2009, $19 million and $21 million, respectively, of accounts receivable were greater than 90 days old.

    BNSF Railway maintains an allowance for bill adjustments and uncollectible accounts based upon the expected collectibility of accounts receivable, including receivables transferred to the master trust. At September 30, 2010, and December 31, 2009, $23 million and $31 million, respectively, of such allowances had been recorded.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

5.   Goodwill and Other Intangible Assets and Liabilities

    During the periods February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and nine months ending September 30, 2009 (Predecessor), no impairment losses related to goodwill were incurred. As of September 30, 2010 and December 31, 2009, there were no accumulated impairment losses related to goodwill.

    The changes in the carrying amount of goodwill were as follows (in millions):

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010		Nine Months Ended September 30, 2009
Beginning balance	$ −	$	−	$	−
Additions	14,803		−		−
Ending balance	$14,803	$	−	$	−

Amortized intangible assets and liabilities were as follows (in millions):

	Successor		Predecessor
	As of September 30, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization

Amortized intangible assets	$2,013	$204	$	−	$	−
Amortized intangible liabilities	$2,056	$191	$	−	$	−

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

    Amortization of intangible assets and liabilities was as follows (in millions):

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010		Nine Months Ended September 30, 2009
Amortization of intangible assets	$204	$	−	$	−
Amortization of intangible liabilities	$191	$	−	$	−

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Future amortization of intangible assets and liabilities is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2010	$77	$75
2011	$307	$293
2012	$307	$282
2013	$307	$252
2014	$307	$179

6.	Other Assets

    In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2010, the assets of the unconsolidated Partnership totaled approximately $740 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

    The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees including an annual minimum return guarantee. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2010 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$577	$148	$577

    Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

7.      Debt

Capital Leases

    During the periods February 13 – September 30, 2010 (Successor), and January 1 – February 12, 2010 (Predecessor), BNSF Railway entered into capital leases totaling $29 million and $8 million, respectively to finance maintenance of way and other vehicles/equipment with lease terms of five to seven years.

Fair Value of Debt Instruments

    At September 30, 2010, and December 31, 2009, the fair value of BNSF Railway’s debt, excluding capital leases, was $984 million and $936 million, respectively, while the book value was $909 million and $864 million, respectively. The fair value of BNSF Railway’s debt is primarily based on quoted market prices for the same or similar issues, or on the current rates that would be offered to BNSF Railway for debt of the same remaining maturities.

Guarantees

    As of September 30, 2010, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2010, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amounta	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$–	Termination of Ownership	$2	b
Chevron Phillips Chemical Company, LP	0.0%	N/Ad	N/Ad	N/Ad	7	$11	c
All other	0.0%	$2	$2	$–	Various	$–
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

All Other

    As of September 30, 2010, BNSF Railway guaranteed $2 million of other debt and leases. These guarantees expire between 2011 and 2013.

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

Variable Interest Entities - Leases

    As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2010, BNSF Railway prospectively adopted authoritative accounting guidance which amended accounting guidance related to VIEs.

    BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $5 billion as of September 30, 2010.

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

    BNSF Railway maintains and operates the equipment based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased equipment. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the VIE leases are classified as operating leases, there are no assets or liabilities related to the VIEs recorded in the Company's Consolidated Balance Sheet.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

8.     Commitments and Contingencies

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

    During the third quarters of 2010 and 2009, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarters of 2010 and 2009, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2011.

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

    The following tables summarize the activity in the Company’s accrued obligations for personal injury matters (in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2010	2009
Beginning balance	$626	$680
Accruals	4	22
Payments	(23)	(31)
Ending balance	$607	$671

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Beginning balance	$664	$632	$693
Accruals	18	10	76
Payments	(75)	(9)	(98)
Ending balance	$607	$633	$671

    At September 30, 2010, $135 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

    Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $545 million to $715 million. However, BNSF Railway believes that the $607 million recorded is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

BNSF Insurance Company

    Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective, force account insurance claims and certain excess general liability coverage, and certain other claims which are subject to reinsurance. BNSF IC wrote insurance coverage premiums totaling $18 million during the period of February 13 – September 30, 2010 (Successor). During the periods of January 1 – February 12, 2010 (Predecessor), and the nine months ended September 30, 2009 (Predecessor), BNSF IC wrote insurance coverage with premiums totaling $116 million and $154 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $85 million, $16 million and $116 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2010, unamortized premiums remaining on the Consolidated Balance Sheet were $37 million. During the periods of February 13 – September 30, 2010 (Successor), January 1 – February 12, 2010 (Predecessor), and the nine months ended September 30, 2009 (Predecessor), BNSF IC made claim payments totaling $41 million, $11 million and $87 million, respectively, for settlement of covered claims. At September 30, 2010 and December 31, 2009, receivables from BNSF IC for claims paid were $5 million and $6 million, respectively.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

    During the third quarters of 2010 and 2009, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2010 and 2009, management recorded additional expense of approximately $73 million and $25 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2011.

    Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2010, is approximately $10 million.

    BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 288 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

    The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2010	2009
Beginning balance	$493	$529
Accruals	37	32
Payments	(26)	(24)
Ending balance	$504	$537

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Beginning balance	$514	$517	$546
Accruals	43	6	60
Payments	(53)	(9)	(69)
Ending balance	$504	$514	$537

At September 30, 2010, $90 million was included in current liabilities.

In 2008, the Company completed an analysis of its Montana sites to determine its legal exposure related to the potential effect of a Montana Supreme Court decision. The decision, which did not involve BNSF Railway, held that restoration damages (damages equating to clean-up costs which are intended to return property to its original condition) may be awarded under certain circumstances even where such damages may exceed the property’s actual value. The legal situation in Montana, the increase in the number of claims against BNSF Railway and others resulting from this decision, and the completion of the analysis caused BNSF Railway to record additional pre-tax environmental expenses of $175 million for environmental liabilities primarily related to the effect of the aforementioned Montana Supreme Court decision on certain of BNSF Railway’s Montana sites. In the third quarter of 2010, additional test results and negotiations with various parties at certain sites resulted in a reduction in expense of approximately $40 million.

    BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2010, will be paid over the next ten years, and no individual site is considered to be material.

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

    Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $375 million to $800 million. However, BNSF Railway believes that the $504 million recorded at September 30, 2010, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

9.    Employment Benefit Plans

Components of the net cost for the periods presented below were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
	Successor	Predecessor
Net Cost	2010	2009
Service cost	$8	$7
Interest cost	27	25
Expected return on plan assets	(34)	(27)
Amortization of net loss	–	7
Net cost recognized	$1	$12

	Pension Benefits
	Successor	Predecessor
Net Cost	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Service cost	$20	$3	$21
Interest cost	68	12	76
Expected return on plan assets	(74)	(14)	(80)
Amortization of net loss	–	4	19
Net cost recognized	$14	$5	$36

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
	Successor	Predecessor
Net Cost	2010	2009
Service cost	$–	$1
Interest cost	4	4
Amortization of prior service credit	–	(1)
Net cost recognized	$4	$4

	Retiree Health and Welfare Benefits
	Successor	Predecessor
Net Cost	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Service cost	$1	$–	$2
Interest cost	9	2	11
Amortization of net loss	–	–	1
Amortization of prior service credit	–	–	(4)
Net cost recognized	$10	$2	$10

    In the second quarter of 2010, the Company made a voluntary contribution of $400 million to BNSF’s qualified pension plan. The Company is not required to make any additional contributions to BNSF’s qualified pension plan in 2010.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

10.    Related Party Transactions

    BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $348 million and $443 million during periods of February 13 – September 30, 2010 and the nine months ended September 30, 2009, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. BNSF Railway did not make any federal and state income tax payments during the period January 1 – February 12, 2010.

    At September 30, 2010 and December 31, 2009, BNSF Railway had $115 million and $43 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2010 and December 31, 2009, BNSF Railway had $39 million and $66 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

    At September 30, 2010 and December 31, 2009, BNSF Railway had $1,734 million and $948 million, respectively, of intercompany notes receivable from BNSF. During the periods of February 13 – September 30, 2010 and January 1 – February 12, 2010, loans to BNSF were $1,379 million and $7 million, respectively, partially offset by repayments received of $483 million and $117 million during the periods of February 13 – September 30, 2010 and January 1 – February 12, 2010, respectively. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

    BNSF Railway earned revenues of $25 million, $3 million and $25 million during periods of February 13 – September 30, 2010, January 1 – February 12, 2010 and the nine months ended September 30, 2009, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $17 million, $3 million and $18 million during periods of February 13 – September 30, 2010, January 1 – February 12, 2010 and the nine months ended September 30, 2009, which are classified as purchased services in the Consolidated Statements of Income.

    Prior to the Merger of BNSF, under various stock incentive plans, BNSF granted options to BNSF Railway employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway also participated in BNSF’s other long-term incentive plans including, among other things, restricted stock and a discounted stock purchase program.

11.    Comprehensive Income

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) − (Continued)

The following tables provide reconciliations of net income reported in the Consolidated Statements of Income to total comprehensive income (in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2010	2009
Net income	$774	$546
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 9)	–	3
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	17	8
Change in other comprehensive income of equity method investees	(1)	1
Total comprehensive income	$790	$558

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Net income	$1,771	$282	$1,394
Other comprehensive income:
Change in unrecognized prior service credit and actuarial losses, net of tax (see Note 9)	–	2	9
Change in fuel/interest hedge mark-to-market, net of tax (see Note 3)	14	(45)	208
Change in other comprehensive income of equity method investees	(1)	2	1
Total comprehensive income	$1,784	$241	$1,612

The following table provides the components of accumulated other comprehensive income (in millions):

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Unrecognized prior service credit and actuarial losses, net of tax (see Note 9)	$–	$(500)
Fuel/interest hedge mark-to-market, net of tax (see Note 3)	14	5
Accumulated other comprehensive loss of equity method investees	(1)	(6)
Total accumulated other comprehensive income (loss)	$13	$(501)

Item 2.    Management’s Narrative Analysis of Results of Operations.

    Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or the Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

    Berkshire’s cost of acquiring BNSF has been pushed-down to establish a new accounting basis for BNSF. In turn, BNSF’s basis in BNSF Railway has been pushed-down to establish a new accounting basis in BNSF Railway. Accordingly, the accompanying interim consolidated financial statements are presented for two periods, Predecessor and Successor, which relate to the accounting periods preceding and succeeding the completion of the Merger. The Predecessor and Successor periods have been separated by a vertical line on the face of the consolidated financial statements to highlight the fact that the financial information for such periods has been prepared under two different historical-cost bases of accounting. The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the Predecessor period of January 1 – February 12, 2010, and a comparative analysis of the Successor period of February 13 – September 30, 2010 and the Predecessor period of the nine months ended September 30, 2009.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)			Cars / Units (in thousands)
	Successor	Predecessor		Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009
Consumer Products	$3,159	$515	$3,176	2,713	453	2,912
Coal	2,734	442	2,678	1,522	259	1,820
Industrial Products	2,230	352	2,152	908	139	888
Agricultural Products	2,115	417	2,012	651	126	686
Total Freight Revenues	10,238	1,726	10,018	5,794	977	6,306
Other Revenues	160	42	189
Total Operating Revenues	$10,398	$1,768	$10,207

	Average Revenue Per Car / Unit
	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September30, 2009
Consumer Products	$1,164	$1,137	$1,091
Coal	1,796	1,707	1,471
Industrial Products	2,456	2,532	2,423
Agricultural Products	3,249	3,310	2,933
Total Freight Revenues	$1,767	$1,767	$1,589

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Successor	Predecessor
	February 13 – September 30, 2010	January 1 – February 12, 2010	Nine Months Ended September 30, 2009

Total fuel expense a	$1,840	$329	$1,729
BNSF Railway fuel surcharges	$1,230	$192	$859

a  Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Predecessor Period of January 1 – February 12, 2010

Significant changes in the underlying trends affecting the Company’s revenues and expenses during the Predecessor period of January 1 – February 12, 2010, were as follows:

▪	Sale of a line segment in the State of Washington was completed, resulting in a gain to materials and other expenses of $74 million.

Successor Period of February 13 – September 30, 2010 vs Predecessor Period of the Nine Months Ended September 30, 2009

Revenues

    Revenues for the period of February 13 – September 30, 2010, were $10,398 million, up 2 percent compared with the nine months ended September 30, 2009. The increase in revenues is partially offset due to comparing operating results for a 230-day period to one consisting of 273 days, which primarily caused the 8-percent decrease in unit volumes. The following changes in underlying trends, based on a comparable number of days, also impacted the change in revenues:

▪	Consumer Products revenues included improvements in international intermodal, domestic intermodal and automotive unit volumes, as well as improved yields.

▪
Coal revenues reflected improved yields on flat volumes. The first nine months of 2009 included a $66 million loss in excess of amounts previously accrued related to an unfavorable coal rate case decision during the first quarter of 2009, partially offset by a $22 million favorable coal rate case decision.

▪	Industrial Products revenues included increased unit volumes primarily due to increased demand in construction products.

▪	Agricultural Products revenues reflected higher unit volumes due to increased grain shipments and improved fertilizer and ethanol loadings, as well as improved yields.

▪	Increased fuel surcharges per unit, primarily due to increased fuel prices, impacted revenue in each of the business units.

Expenses

    Operating expenses for the period of February 13 – September 30, 2010, were $7,568 million, a decrease of $296 million, or 4 percent, from the first nine months in 2009. The majority of this decrease is due to comparing expenses for a 230-day period to one consisting of 273 days. The following changes in underlying trends, based on a comparable number of days, also impacted the change in operating expenses:

▪
Increased unit volumes, wage inflation, higher health and welfare expenses, merger-related stock-based compensation adjustments and improved performance against targets related to incentive compensation and profit sharing, which cover all non-union and about one quarter of union employees, all contributed to increased compensation and benefits expenses.

▪	Higher fuel prices increased fuel expenses, partially offset by a higher loss from closed fuel derivatives in the first nine months of 2009.

▪	New intangible asset amortization resulting from the application and amortization of acquisition method accounting increased depreciation and amortization expenses.

▪	Higher volume-related costs increased purchased services expenses.

▪	There were no significant changes in the underlying trends for materials and other expenses or equipment rents expenses.

▪
Interest expense included the impact of merger-related adjustments resulting from the application of acquisition method accounting, which decreased the expense. In the first nine months of 2009, interest expense included $8 million of expense related to an unfavorable coal rate case decision. Favorable tax settlements also impacted interest expense for the first nine months of 2009.

▪	The effective tax rate for the period of February 13 – September 30, 2010, was 36.2 percent, compared with 38.0 percent for the nine months ended September 30, 2009.

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

    Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Annual Report on Form 10-K titled “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•   Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication or claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF Railway’s technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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
Thomas N. Hund Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)
Date: November 5, 2010

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