Form 10-Q
period 2012-03-31
BNSF RAILWAY CO
filed 2012-05-04
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 4, 2012
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$4,926	$4,470

Operating expenses:
Compensation and benefits	1,110	1,069
Fuel	1,095	939
Purchased services	522	511
Depreciation and amortization	462	446
Equipment rents	202	192
Materials and other	285	222
Total operating expenses	3,676	3,379
Operating income	1,250	1,091
Interest expense	15	22
Interest income, related parties	(12)	(6)
Other expense, net	2	3

Income before income taxes	1,245	1,072
Income tax expense	456	389
Net income	$789	$683

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$789	$683

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax expense of $2 million and $0, respectively	2	—
Change in fuel hedge mark-to-market, net of tax benefit of $4 million and tax expense of $25 million	(8)	40
Change in accumulated other comprehensive income of equity method investees	(2)	1
Other comprehensive (loss) income, net of tax	(8)	41
Total comprehensive income	$781	$724

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$310	$293
Accounts receivable, net	1,250	1,265
Materials and supplies	836	739
Current portion of deferred income taxes	204	295
Other current assets	269	190
Total current assets	2,869	2,782

Property and equipment, net of accumulated depreciation of $1,233 and $1,056, respectively	48,485	48,033
Goodwill	14,803	14,803
Intangible assets, net	1,343	1,420
Other assets	1,962	1,949
Total assets	$69,462	$68,987

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,877	$3,093
Long-term debt due within one year	230	226
Total current liabilities	3,107	3,319

Deferred income taxes	15,897	15,847
Long-term debt	1,775	1,845
Intangible liabilities, net	1,426	1,496
Casualty and environmental liabilities	869	905
Pension and retiree health and welfare liability	733	769
Other liabilities	1,042	998
Total liabilities	24,849	25,179
Commitments and contingencies (see Notes 2, 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	6,444	5,655
Intercompany notes receivable	(4,540)	(4,564)
Accumulated other comprehensive loss	(211)	(203)
Total stockholder’s equity	44,613	43,808
Total liabilities and stockholder’s equity	$69,462	$68,987

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$789	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	462	446
Deferred income taxes	143	208
Long-term casualty and environmental liabilities, net	(46)	(19)
Contribution to defined benefit pension plan	(36)	—
Other, net	—	(33)
Changes in current assets and liabilities:
Accounts receivable, net	16	(183)
Materials and supplies	(97)	(74)
Other current assets	(97)	(128)
Accounts payable and other current liabilities	(140)	(134)
Net cash provided by operating activities	994	766

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(489)	(444)
Acquisition of equipment	(298)	(63)
Other, net	(169)	(95)
Net cash used for investing activities	(956)	(602)

FINANCING ACTIVITIES
Payments on long-term debt	(46)	(52)
Net decrease (increase) in intercompany notes receivable classified as equity	24	(107)
Other, net	1	—
Net cash used for financing activities	(21)	(159)
Increase in cash and cash equivalents	17	5
Cash and cash equivalents:
Beginning of period	293	10
End of period	$310	$15

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$30	$31
Capital investments accrued but not yet paid	$118	$100
Income taxes paid, net of refunds	$273	$162
Non-cash asset financing	$—	$1

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2011	$42,920	$5,655	$(4,564)	$(203)	$43,808
Change in intercompany notes receivable	—	—	24	—	24
Comprehensive income, net of tax	—	789	—	(8)	781
Balance at March 31, 2012	$42,920	$6,444	$(4,540)	$(211)	$44,613

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF. All intercompany accounts and transactions have been eliminated.

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (the Merger) of Burlington Northern Santa Fe Corporation with and into R Acquisition Company, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Berkshire (Merger Sub), with Merger Sub continuing as the surviving entity. In connection with the Merger, Merger Sub changed its name to “Burlington Northern Santa Fe, LLC” and remains an indirect, wholly-owned subsidiary of Berkshire. Berkshire's cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2012, and the results of operations for the three months ended March 31, 2012 and 2011.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been adjusted to correctly reflect the presentation of changes in accrued but unpaid capital items. The correction did not affect the Company's previously reported results of operations or financial position.

2.	Fuel

Fuel costs represented 30 percent and 28 percent of total operating expenses during the three months ended March 31, 2012 and 2011, respectively. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, in the past the Company had entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Previously, the Company entered into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedged portions of its fuel purchases, it may not realize the impact of decreases in fuel prices. Conversely, to the extent the Company did not hedge portions of its fuel purchases, it may be adversely affected by increases in fuel prices.

The Company has not entered into any new derivative contracts subsequent to the Merger and all open derivatives at March 31, 2012, are expected to expire during the second quarter of 2012.

As of March 31, 2012, BNSF Railway’s total fuel-derivative positions, of which the majority are designated as cash flow hedges, covered approximately 1 percent, of the average annual locomotive fuel consumption over the past three years. Derivative positions are closely monitored to ensure that they will not exceed actual fuel requirements in any period. As of March 31, 2012, and December 31, 2011, BNSF Railway has existing fuel-derivative agreements covering approximately 10 million gallons and 36 million gallons, respectively.

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

BNSF Railway monitors its derivative instrument positions and credit ratings of its counterparties and does not anticipate any losses due to counterparty nonperformance. All counterparties were financial institutions with credit ratings of A2/A- or higher as of March 31, 2012. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default, the non-defaulting party has the right to setoff any amounts payable against any obligation of the defaulting party under the same counterparty agreement. The maximum amount of loss the Company could incur from credit risk based on the gross fair value of derivative instruments in asset positions and the Company’s net asset exposure to counterparty credit risk was $7 million and $24 million as of March 31, 2012, and December 31, 2011, respectively.

The amounts recorded in the Consolidated Balance Sheets for derivative transactions were as follows, presented net of any master netting arrangements (in millions):

	March 31, 2012	December 31, 2011
Short-term derivative asset	$7	$24
Total derivatives	$7	$24

The table below contain summaries of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	March 31, 2012	December 31, 2011	Balance Sheet Location
Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$7	$24	Other current assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$7	$24

Total asset derivatives	$7	$24

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Months Ended March 31, 2012 and 2011
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2012	2011
Fuel Contracts	$9	$90
Total derivatives	$9	$90

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	2012	2011
	from AOCL into Income
Fuel Contracts	Fuel expense	$21	$25
Total derivatives		$21	$25

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Gain or (Loss) Recognized	2012	2011
	in Income on Derivatives
Fuel Contracts	Fuel expense	$(2)	$(6)
Total derivatives		$(2)	$(6)
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

As of March 31, 2012, the Company estimates that within the next twelve months approximately $6 million in pre-tax hedge instrument gains will be reclassified from accumulated other comprehensive loss into earnings.

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

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2012, and December 31, 2011, $48 million and $38 million, respectively, of such allowances had been recorded.

At March 31, 2012, and December 31, 2011, $39 million and $31 million, respectively, of accounts receivable were greater than 90 days old.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Amortized intangible assets and liabilities were as follows (in millions):

	As of March 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$670	$2,013	$593
Amortized intangible liabilities	$2,056	$630	$2,056	$560

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Amortization of intangible assets	$77	$78
Amortization of intangible liabilities	$70	$74

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2012	$229	$212
2013	$306	$252
2014	$306	$179
2015	$54	$115
2016	$31	$101

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2012, the assets of the unconsolidated Partnership totaled approximately $510 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of March 31, 2012 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$485	$148	$485

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

6.	Debt

Fair Value of Debt Instruments

At March 31, 2012, and December 31, 2011, the fair value of BNSF Railway's debt, excluding capital leases, was $906 million and $956 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $822 million and $838 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

Guarantees

As of March 31, 2012, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2012, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company, LP	—%	N/Ad	N/Ad	N/Ad	5	$9	[c]
All other	—%	$10	$16	$—	Various	$—

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

All Other

As of March 31, 2012, BNSF Railway guaranteed $10 million of debt. These guarantees expire between 2012 and 2026.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of March 31, 2012.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$540	$575
Accruals	23	7
Payments	(57)	(19)
Ending balance	$506	$563

At March 31, 2012, $115 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $450 million to $590 million. However, BNSF Railway believes that the $506 million recorded at March 31, 2012, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2012 and 2011, BNSF IC wrote insurance coverage with premiums totaling $82 million and $86 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $29 million and$26 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2012, unamortized premiums remaining on the Consolidated Balance Sheet were $60 million. During the three months ended March 31, 2012 and 2011, BNSF IC made claim payments totaling $54 million and $13 million, respectively, for settlement of covered claims. At March 31, 2012 and December 31, 2011, claims receivables from BNSF IC were $27 million and $49 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 261 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of March 31, 2012, was $11 million.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

On a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of other PRP's participation in, and their ability to pay for, cleanup. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$570	$578
Accruals	3	5
Payments	(15)	(12)
Ending balance	$558	$571

At March 31, 2012, $80 million was included in current liabilities.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2012, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $420 million to $790 million. However, BNSF Railway believes that the $558 million recorded at March 31, 2012, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2012	2011
Service cost	$10	$8
Interest cost	25	26
Expected return on plan assets	(30)	(30)
Amortization of net loss	3	—
Net cost recognized	$8	$4

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2012	2011
Interest cost	$3	$4
Amortization of net loss	1	—
Net cost recognized	$4	$4

The Company is not required to make contributions to the BNSF Retirement Plan in 2012; however, the Company made a discretionary contribution of $36 million in January 2012.

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $273 million and $162 million during the three months ended March 31, 2012 and 2011, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At March 31, 2012 and December 31, 2011, BNSF Railway had $203 million and $177 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, BNSF Railway had $91 million and $11 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At March 31, 2012 and December 31, 2011, BNSF Railway had $4,540 million and $4,564 million, respectively, of intercompany notes receivable from BNSF. The $24 million decrease in intercompany notes receivable was due to repayments received of $215 million, partially offset by loans to BNSF of $191 million during the three months ended March 31, 2012. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway earned revenues of $10 million and $9 million during the three months ended March 31, 2012 and 2011, respectively, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $8 million and $7 million during the three months ended March 31, 2012 and 2011, respectively, which were classified as purchased services in the Consolidated Statements of Income.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Under various stock incentive plans, Berkshire (post-Merger) or BNSF (pre-Merger) granted options to BNSF Railway employees to purchase its common stock at a price not less than the fair market value at the date of grant. Certain employees of BNSF Railway also participated in other long-term incentive plans that utilized restricted shares/units.

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

The following table provides the components of accumulated other comprehensive loss (in millions):

	March 31, 2012	December 31, 2011
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$(211)	$(213)
Fuel hedge mark-to-market, net of tax (see Note 2)	3	11
Accumulated other comprehensive loss of equity method investees	(3)	(1)
Total accumulated other comprehensive loss	$(211)	$(203)

11.	Accounting Pronouncements

No pronouncements materially affecting the Company's financial statements have been issued since the filing of the Company's 2011 Annual Report on Form 10-K.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2012 and 2011.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Consumer Products	$1,533	$1,328	1,132	1,066
Coal	1,240	1,214	561	583
Industrial Products	1,133	914	392	352
Agricultural Products	953	949	263	276
Total Freight Revenues	4,859	4,405	2,348	2,277
Other Revenues	67	65
Total Operating Revenues	$4,926	$4,470

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2012	2011
Consumer Products	$1,354	$1,246
Coal	2,210	2,082
Industrial Products	2,890	2,597
Agricultural Products	3,624	3,438
Total Freight Revenues	$2,069	$1,935

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2012	2011
Total fuel expense [a]	$1,095	$939
BNSF Railway fuel surcharges	$672	$582

[a]	Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Three Months Ended March 31, 2012, vs the Three Months Ended March 31, 2011

Revenues

Revenues for the three months ended March 31, 2012, were $4,926 million, up 10 percent as compared with the three months ended March 31, 2011. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit and higher fuel surcharges, which was driven by increased fuel prices.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪
Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes as a result of highway conversion to rail and higher automotive volumes due to increased North American auto sales and automakers rebuilding inventory levels.

▪	Coal unit volumes decreased primarily due to a decrease in coal demand as a result of low natural gas prices, a mild winter and rising utility stockpiles.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products and of construction products, principally sand and steel.

▪	Agricultural Products unit volumes decreased primarily due to a decrease in wheat exports, partially offset by higher U.S. corn shipments.

Expenses

Operating expenses for the three months ended March 31, 2012, were $3,676 million, an increase of $297 million, or 9 percent, as compared with the three months ended March 31, 2011. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Increased unit volume and inflation contributed to the increase in compensation and benefits expense.

▪	Higher fuel prices and volume increases, partially offset by improved fuel efficiency, accounted for the majority of the increase in fuel expenses.

▪	Purchased services expenses increased due to higher locomotive maintenance costs.

▪	Depreciation expense increased as a result of increased capital expenditures, net of retirements, partially offset by a slight reduction in depreciation rates for certain asset classes.

▪	There were no significant changes in underlying trends for equipment rents expense.

▪	An unfavorable arbitration ruling in 2012 increased materials and other expenses.

▪	Interest expense decreased due to a lower average debt balance.

▪	The effective tax rate was 36.6 and 36.3 percent for the three months ended March 31, 2012 and 2011, respectively.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability of and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the continuing impact of low natural gas prices on coal demand for electric power plants, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment;

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication; or claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF Railway’s technology network including computer systems and software, including cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operations disruptions; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

Date:  May 4, 2012

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
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from BNSF Railway Company's Form 10-Q for the three months ended March 31, 2012, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) the Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity as of March 31, 2012, (v) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1