Form 10-Q
period 2012-06-30
BNSF RAILWAY CO
filed 2012-08-03
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 3, 2012
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$4,966	$4,710	$9,892	$9,180

Operating expenses:
Compensation and benefits	1,069	1,066	2,179	2,135
Fuel	1,102	1,096	2,197	2,035
Purchased services	539	495	1,061	1,006
Depreciation and amortization	470	450	932	896
Equipment rents	199	191	401	383
Materials and other	154	192	439	414
Total operating expenses	3,533	3,490	7,209	6,869
Operating income	1,433	1,220	2,683	2,311
Interest expense	14	20	29	42
Interest income, related parties	(13)	(7)	(25)	(13)
Other expense, net	3	1	5	4

Income before income taxes	1,429	1,206	2,674	2,278
Income tax expense	527	422	983	811
Net income	$902	$784	$1,691	$1,467

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$902	$784	$1,691	$1,467

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax expense of $0 million, $0 million, $2 million and $0 million, respectively	2	—	4	—
Change in fuel hedge mark-to-market, net of tax benefit of $2 million, $26 million, $7 million and $1 million, respectively	(3)	(41)	(11)	(1)
Change in accumulated other comprehensive income of equity method investees	(1)	(1)	(3)	—
Other comprehensive loss, net of tax	(2)	(42)	(10)	(1)
Total comprehensive income	$900	$742	$1,681	$1,466

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$333	$293
Accounts receivable, net	1,283	1,265
Materials and supplies	777	739
Current portion of deferred income taxes	228	295
Other current assets	246	190
Total current assets	2,867	2,782

Property and equipment, net of accumulated depreciation of $1,277 and $1,056, respectively	49,090	48,033
Goodwill	14,803	14,803
Intangible assets, net	1,267	1,420
Other assets	1,980	1,949
Total assets	$70,007	$68,987

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,808	$3,093
Long-term debt due within one year	217	226
Total current liabilities	3,025	3,319

Deferred income taxes	16,084	15,847
Long-term debt	1,709	1,845
Intangible liabilities, net	1,355	1,496
Casualty and environmental liabilities	849	905
Pension and retiree health and welfare liability	732	769
Other liabilities	1,039	998
Total liabilities	24,793	25,179
Commitments and contingencies (see Notes 2, 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	7,346	5,655
Intercompany notes receivable	(4,839)	(4,564)
Accumulated other comprehensive loss	(213)	(203)
Total stockholder’s equity	45,214	43,808
Total liabilities and stockholder’s equity	$70,007	$68,987

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,691	$1,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	932	896
Deferred income taxes	304	464
Long-term casualty and environmental liabilities, net	(66)	(27)
Contribution to defined benefit pension plan	(36)	—
Other, net	(60)	(84)
Changes in current assets and liabilities:
Accounts receivable, net	(17)	(148)
Materials and supplies	(38)	(78)
Other current assets	(112)	(172)
Accounts payable and other current liabilities	(247)	(96)
Net cash provided by operating activities	2,351	2,222

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,164)	(1,101)
Acquisition of equipment	(564)	(261)
Other, net	(211)	(151)
Net cash used for investing activities	(1,939)	(1,513)

FINANCING ACTIVITIES
Payments on long-term debt	(98)	(117)
Net increase in intercompany notes receivable classified as equity	(275)	(571)
Other, net	1	—
Net cash used for financing activities	(372)	(688)
Increase in cash and cash equivalents	40	21
Cash and cash equivalents:
Beginning of period	293	10
End of period	$333	$31

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$43	$54
Capital investments accrued but not yet paid	$143	$115
Income taxes paid, net of refunds	$729	$338
Non-cash asset financing	$—	$1

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Inter- Company Notes Receivable	Accumulated Other Comprehensive Loss	Total Stockholder’s Equity
Balance at December 31, 2011	$42,920	$5,655	$(4,564)	$(203)	$43,808
Change in intercompany notes receivable	—	—	(275)	—	(275)
Comprehensive income, net of tax	—	1,691	—	(10)	1,681
Balance at June 30, 2012	$42,920	$7,346	$(4,839)	$(213)	$45,214

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2012, and the results of operations for the three and six months ended June 30, 2012 and 2011.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been adjusted to correctly reflect the presentation of changes in accrued but unpaid capital items. The correction did not affect the Company's previously reported results of operations or financial position.

2.	Fuel

Fuel costs represented 30 percent of total operating expenses during both the six months ended June 30, 2012 and 2011. Due to the significance of diesel fuel expenses to the operations of BNSF Railway and the historical volatility of fuel prices, in the past the Company had entered into derivatives to partially mitigate the risk of fluctuations in the price of its diesel fuel purchases. Previously, the Company entered into fuel-derivative instruments based on management’s evaluation of current and expected diesel fuel price trends with the intent of protecting operating margins and overall profitability from adverse fuel price changes. However, to the extent the Company hedged portions of its fuel purchases, it may not have realized the impact of decreases in fuel prices. Conversely, to the extent the Company did not hedge portions of its fuel purchases, it may have been adversely affected by increases in fuel prices.

Derivative positions were closely monitored to ensure that they would not exceed actual fuel requirements in any period. The Company has not entered into any new derivative contracts subsequent to the Merger and all previously open derivatives expired by June 30, 2012. As of December 31, 2011, BNSF Railway had existing fuel-derivative agreements covering approximately 36 million gallons.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Derivative Activities

The Company had formally documented the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation included linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assessed at the time a derivative contract was entered into, and at least quarterly thereafter, whether the derivative item was effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by authoritative accounting guidance related to derivatives and hedging, was recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive loss (AOCL) as a separate component of stockholder’s equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Cash flows related to fuel derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

The maximum amount of loss the Company could have incurred from credit risk based on the gross fair value of derivative instruments in asset positions and the Company’s net asset exposure to counterparty credit risk was $0 million and $24 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the amount recorded for derivative transactions, net of any master netting arrangements was the same amount as derivative positions presented gross of any master netting arrangements.

The table below contains a summary of all derivative positions reported in the Consolidated Financial Statements, presented gross of any master netting arrangements (in millions):

Fair Value of Derivative Instruments
Asset Derivatives
	June 30, 2012	December 31, 2011	Balance Sheet Location
Asset derivatives designated as hedging instruments under ASC 815-20
Fuel contracts	$—	$24	Other current assets
Total asset derivatives designated as hedging instruments under ASC 815-20	$—	$24

Total asset derivatives	$—	$24

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Months Ended June 30, 2012 and 2011
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2012	2011
Fuel Contracts	$(2)	$(35)
Total derivatives	$(2)	$(35)

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	2012	2011
	from AOCL into Income
Fuel Contracts	Fuel expense	$4	$32
Total derivatives		$4	$32

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Gain or (Loss) Recognized	2012	2011
	in Income on Derivatives
Fuel Contracts	Fuel expense	$(1)	$(3)
Total derivatives		$(1)	$(3)
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses for the Six Months Ended June 30, 2012 and 2011
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2012	2011
Fuel Contracts	$7	$55
Total derivatives	$7	$55

		Amount of Gain or (Loss) Recognized from AOCL into Income (Effective Portion)
	Location of Gain or (Loss) Recognized	2012	2011
	from AOCL into Income
Fuel Contracts	Fuel expense	$25	$57
Total derivatives		$25	$57

		Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Gain or (Loss) Recognized	2012	2011
	in Income on Derivatives
Fuel Contracts	Fuel expense	$(3)	$(9)
Total derivatives		$(3)	$(9)
a  No portion of the gain or (loss) was excluded from the assessment of hedge effectiveness for the periods then ended.

As all previously open derivatives had expired by June 30, 2012, there will be no pre-tax hedge instrument gains that will be reclassified from accumulated other comprehensive loss into earnings within the next twelve months.

The Company utilized a market approach using the forward commodity price for the periods hedged to value its fuel-derivative swaps and costless collars. As such, the fair values of these instruments were classified as Level 2 valuations under authoritative accounting guidance related to fair value measurements.

Additional disclosure related to derivative instruments is included in Note 10 to the Consolidated Financial Statements.

3.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2012, and December 31, 2011, $47 million and $38 million, respectively, of such allowances had been recorded.

At June 30, 2012, and December 31, 2011, $38 million and $31 million, respectively, of accounts receivable were greater than 90 days old.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Amortized intangible assets and liabilities were as follows (in millions):

	As of June 30, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,013	$746	$2,013	$593
Amortized intangible liabilities	$2,056	$701	$2,056	$560

Amortized intangible assets primarily consisted of internally developed software and franchise and customer assets. Amortized intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortized intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Six Months Ended June 30,
	2012	2011
Amortization of intangible assets	$153	$157
Amortization of intangible liabilities	$141	$147

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2012	$153	$141
2013	$306	$252
2014	$306	$179
2015	$54	$115
2016	$31	$101

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2012, the assets of the unconsolidated Partnership totaled approximately $500 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of June 30, 2012 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$469	$148	$469

Of the remaining commitments, $130 million is due at the end of 2012 and $18 million is due at the end of 2013.

6.	Debt

Fair Value of Debt Instruments

At June 30, 2012, and December 31, 2011, the fair value of BNSF Railway's debt, excluding capital leases, was $905 million and $956 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $800 million and $838 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

Guarantees

As of June 30, 2012, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2012, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company, LP	—%	N/Ad	N/Ad	N/Ad	5	$8	[c]
All other	—%	$10	$15	$—	Various	$—

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Chevron Phillips Chemical Company LP

In the third quarter of 2007, BNSF Railway entered into an indemnity agreement with Chevron Phillips Chemical Company LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

All Other

As of June 30, 2012, BNSF Railway guaranteed $10 million of debt. These guarantees expire between 2012 and 2026.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of June 30, 2012.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2012	2011
Beginning balance	$506	$563
Accruals	27	36
Payments	(22)	(38)
Ending balance	$511	$561

	Six Months Ended June 30,
	2012	2011
Beginning balance	$540	$575
Accruals	50	43
Payments	(79)	(57)
Ending balance	$511	$561

At June 30, 2012, $115 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $455 million to $590 million. However, BNSF Railway believes that the $511 million recorded at June 30, 2012, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2012 and 2011, BNSF IC wrote insurance coverage with premiums totaling $110 million and $116 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $54 million and $56 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2012, unamortized premiums remaining on the Consolidated Balance Sheet were $63 million. During the six months ended June 30, 2012 and 2011, BNSF IC made claim payments totaling $94 million and $27 million, respectively, for settlement of covered claims. At June 30, 2012 and December 31, 2011, claims receivables from BNSF IC were $3 million and $49 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 258 sites, including 19 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway estimates third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2012, was $36 million.

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

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2012	2011
Beginning balance	$558	$571
Accruals	(14)	5
Payments	(11)	(11)
Ending balance	$533	$565

	Six Months Ended June 30,
	2012	2011
Beginning balance	$570	$578
Accruals	(11)	10
Payments	(26)	(23)
Ending balance	$533	$565

At June 30, 2012, $80 million was included in current liabilities.

In the second quarter of 2012, settlements with various parties resulted in a reduction in expense of approximately $15 million.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2012, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $405 million to $760 million. However, BNSF Railway believes that the $533 million recorded at June 30, 2012, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2012	2011
Service cost	$9	$8
Interest cost	25	25
Expected return on plan assets	(29)	(30)
Amortization of net loss	2	—
Net cost recognized	$7	$3

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2012	2011
Service cost	$19	$16
Interest cost	50	51
Expected return on plan assets	(59)	(60)
Amortization of net loss	5	—
Net cost recognized	$15	$7

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2012	2011
Service cost	$1	$1
Interest cost	3	3
Net cost recognized	$4	$4

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2012	2011
Service cost	$1	$1
Interest cost	6	7
Amortization of net loss	1	—
Net cost recognized	$8	$8

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company is not required to make contributions to the BNSF Retirement Plan in 2012; however, the Company made a discretionary contribution of $36 million in January 2012.

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $717 million and $338 million during the six months ended June 30, 2012 and 2011, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At June 30, 2012 and December 31, 2011, BNSF Railway had $198 million and $177 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, BNSF Railway had $38 million and $11 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At June 30, 2012 and December 31, 2011, BNSF Railway had $4,839 million and $4,564 million, respectively, of intercompany notes receivable from BNSF. The $275 million increase in intercompany notes receivable was due to loans to BNSF of $666 million, partially offset by repayments received of $391 million during the six months ended June 30, 2012. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway earned revenues of $20 million during both the six months ended June 30, 2012 and 2011, for transportation services provided to BNSF Logistics by BNSF Railway. Additionally, BNSF Railway purchased truck transportation services for the Company’s materials and supplies from BNSF Logistics of $17 million and $16 million during the six months ended June 30, 2012 and 2011, respectively, which were classified as purchased services in the Consolidated Statements of Income.

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

The following table provides the components of accumulated other comprehensive loss (in millions):

	June 30, 2012	December 31, 2011
Unrecognized prior service credit and actuarial losses, net of tax (see Note 8)	$(209)	$(213)
Fuel hedge mark-to-market, net of tax (see Note 2)	—	11
Accumulated other comprehensive loss of equity method investees	(4)	(1)
Total accumulated other comprehensive loss	$(213)	$(203)

11.	Accounting Pronouncements

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

The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2012 and 2011.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consumer Products	$3,209	$2,827	2,347	2,214
Industrial Products	2,379	1,936	811	726
Coal	2,329	2,412	1,048	1,124
Agricultural Products	1,840	1,875	510	543
Total Freight Revenues	9,757	9,050	4,716	4,607
Other Revenues	135	130
Total Operating Revenues	$9,892	$9,180

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2012	2011
Consumer Products	$1,367	$1,277
Industrial Products	2,933	2,667
Coal	2,222	2,146
Agricultural Products	3,608	3,453
Total Freight Revenues	$2,069	$1,964

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2012	2011
Total fuel expense [a]	$2,197	$2,035
BNSF Railway fuel surcharges	$1,404	$1,267

[a]	Total fuel expense includes locomotive and non-locomotive fuel as well as gains and losses from fuel derivatives, which do not impact the fuel surcharge program.

Six Months Ended June 30, 2012, vs the Six Months Ended June 30, 2011

Revenues

Revenues for the six months ended June 30, 2012, were $9,892 million, up 8 percent as compared with the six months ended June 30, 2011. The increase in revenues is due to the following changes in underlying trends in revenues:

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

▪	Coal unit volumes decreased primarily due to a decrease in coal demand as a result of low natural gas prices, a mild winter and spring and rising utility stockpiles.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products and of construction products, principally sand and steel.

▪	Agricultural Products unit volumes decreased primarily due to a decrease in wheat exports, partially offset by higher soybeans and U.S. domestic corn shipments.

Expenses

Operating expenses for the six months ended June 30, 2012, were $7,209 million, an increase of $340 million, or 5 percent, as compared with the six months ended June 30, 2011. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Increased unit volumes contributed to the increase in compensation and benefits expense.

▪	Higher fuel prices and volume, partially offset by improved fuel efficiency, accounted for the majority of the increase in fuel expenses.

▪	Purchased services expenses increased due to higher volume-related costs and increased equipment maintenance costs.

▪	There were no significant changes in underlying trends for depreciation and amortization, equipment rents and materials and other expense.

▪	Interest expense decreased due to a lower average debt balance.

▪
The effective tax rate was 36.8 percent and 35.6 percent for the six months ended June 30, 2012 and 2011, respectively. The 2012 effective tax rate includes a favorable federal audit settlement while the 2011 effective tax rate includes favorable state law tax changes.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability of and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the continuing impact of low natural gas prices on coal demand for electric power plants, changes in fuel prices and other key materials and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment.

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations or the marketing of services; the ultimate outcome of shipper and rate claims subject to adjudication; or claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls of diesel emissions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations.

•   Operating factors: changes in operating conditions and costs; operational and other difficulties in implementing positive train control technology, including increased compliance or operational costs or penalties; restrictions on development and expansion plans due to environmental concerns; constraints due to the nation’s aging infrastructure; disruptions to BNSF Railway’s technology network (including computer systems, communications equipment and software), such as cybersecurity intrusions, misappropriation of assets or sensitive information, corruption of data or operations disruptions; as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of BNSF Railway’s or other railroads’ operating systems, structures, or equipment including the effects of acts of terrorism on the Company’s system or other railroads’ systems or other links in the transportation chain.

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

As disclosed in the Company's Form 10-K, BNSF Railway Company and other Class I railroads have been subject since  May  2007, to some 30 similar class action complaints alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws.  The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated in the federal district court of the District of Columbia for coordinated or consolidated pretrial proceedings (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869).  Consolidated amended class action complaints were filed against BNSF Railway Company and three other Class I railroads in April 2008. On June 21, 2012, the court certified the class sought by the plaintiffs.  As a result, with some exceptions, rail customers who paid a fuel surcharge on non-Surface Transportation Board regulated traffic between July 2003 and December 2008, are part of a class that, subject to appeal,  can be tried jointly in a single case. The Company believes that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

Date:  August 3, 2012

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the six months ended June 30, 2012, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (iii) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flow for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statements of Changes in Equity as of June 30, 2012, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1