Form 10-Q
period 2013-06-30
BNSF RAILWAY CO
filed 2013-08-02
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 2, 2013
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$5,207	$4,966	$10,387	$9,892

Operating expenses:
Compensation and benefits	1,119	1,069	2,248	2,179
Fuel	1,076	1,102	2,198	2,197
Purchased services	527	539	1,070	1,061
Depreciation and amortization	488	470	971	932
Equipment rents	205	199	403	401
Materials and other	205	154	442	439
Total operating expenses	3,620	3,533	7,332	7,209
Operating income	1,587	1,433	3,055	2,683
Interest expense	11	14	35	29
Interest income, related parties	(20)	(13)	(39)	(25)
Other expense, net	3	3	4	5

Income before income taxes	1,593	1,429	3,055	2,674
Income tax expense	581	527	1,131	983
Net income	$1,012	$902	$1,924	$1,691

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,012	$902	$1,924	$1,691

Other comprehensive income:
Change in amortization of accumulated actuarial losses, net of tax expense of $2 million, $0 million, $4 million and $2 million, respectively	3	2	6	4
Change in fuel hedge mark-to-market, net of tax benefit of $0 million, $2 million, $0 million and $7 million, respectively	—	(3)	—	(11)
Change in accumulated other comprehensive income of equity method investees	1	(1)	(1)	(3)
Other comprehensive income (loss), net of tax	4	(2)	5	(10)
Total comprehensive income	$1,016	$900	$1,929	$1,681

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$59	$350
Accounts receivable, net	1,581	1,146
Materials and supplies	805	800
Current portion of deferred income taxes	237	340
Other current assets	277	145
Total current assets	2,959	2,781

Property and equipment, net of accumulated depreciation of $1,801 and $1,623, respectively	50,913	50,056
Goodwill	14,803	14,803
Intangible assets, net	962	1,114
Other assets	1,967	1,870
Total assets	$71,604	$70,624

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,672	$2,970
Long-term debt due within one year	171	203
Total current liabilities	2,843	3,173

Deferred income taxes	16,731	16,510
Long-term debt	1,534	1,622
Intangible liabilities, net	1,087	1,214
Pension and retiree health and welfare liability	755	786
Casualty and environmental liabilities	737	750
Other liabilities	990	944
Total liabilities	24,677	24,999
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	11,299	9,375
Intercompany notes receivable	(7,052)	(6,425)
Accumulated other comprehensive loss	(240)	(245)
Total stockholder’s equity	46,927	45,625
Total liabilities and stockholder’s equity	$71,604	$70,624

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,924	$1,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	971	932
Deferred income taxes	321	304
Long-term casualty and environmental liabilities, net	(13)	(66)
Contribution to defined benefit pension plan	(25)	(36)
Other, net	(67)	(60)
Changes in current assets and liabilities:
Accounts receivable, net	(435)	(17)
Materials and supplies	(5)	(38)
Other current assets	(128)	(112)
Accounts payable and other current liabilities	(427)	(247)
Net cash provided by operating activities	2,116	2,351

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,304)	(1,249)
Acquisition of equipment	(369)	(564)
Other, net	4	(126)
Net cash used for investing activities	(1,669)	(1,939)

FINANCING ACTIVITIES
Payments on long-term debt	(111)	(98)
Net increase in intercompany notes receivable classified as equity	(627)	(275)
Other, net	—	1
Net cash used for financing activities	(738)	(372)
(Decrease) Increase in cash and cash equivalents	(291)	40
Cash and cash equivalents:
Beginning of period	350	293
End of period	$59	$333

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$41	$43
Capital investments accrued but not yet paid	$147	$143
Income taxes paid, net of refunds	$1,398	$729

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
Balance at December 31, 2012	$42,920	$9,375	$(6,425)	$(245)	$45,625
Change in intercompany notes receivable	—	—	(627)	—	(627)
Comprehensive income, net of tax	—	1,924	—	5	1,929
Balance at June 30, 2013	$42,920	$11,299	$(7,052)	$(240)	$46,927

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Berkshire's cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data has not been presented because BNSF has not issued stock or membership interests to the public.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation of capital expenditures. The reclassification did not affect the Company's previously reported results of operations or financial position.

2.	Fuel

Fuel costs represented 30 percent of total operating expenses during both the six months ended June 30, 2013 and 2012.  The Company may enter into fuel hedge instruments from time to time; however, the Company has no unexpired hedge positions.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses for the Three Months Ended June 30, 2013 and 2012
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Loss Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2013	2012
Fuel Contracts	$—	$(2)
Total derivatives	$—	$(2)

		Amount of Gain Recognized from AOCL into Income (Effective Portion)
	Location of Gain Recognized	2013	2012
	from AOCL into Income
Fuel Contracts	Fuel expense	$—	$4
Total derivatives		$—	$4

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized	2013	2012
	in Income on Derivatives
Fuel Contracts	Fuel expense	$—	$(1)
Total derivatives		$—	$(1)
a No portion of the loss was excluded from the assessment of hedge effectiveness for the periods then ended.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses for the Six Months Ended June 30, 2013 and 2012
Derivatives in ASC 815-20 Cash Flow Hedging Relationships
	Amount of Gain Recognized in Other Comprehensive Income (OCI) on Derivatives (Effective Portion)
	2013	2012
Fuel Contracts	$—	$7
Total derivatives	$—	$7

		Amount of Gain Recognized from AOCL into Income (Effective Portion)
	Location of Gain Recognized	2013	2012
	from AOCL into Income
Fuel Contracts	Fuel expense	$—	$25
Total derivatives		$—	$25

		Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[a]
	Location of Loss Recognized	2013	2012
	in Income on Derivatives
Fuel Contracts	Fuel expense	$—	$(3)
Total derivatives		$—	$(3)
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

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2013, and December 31, 2012, $51 million and $48 million, respectively, of such allowances had been recorded.

At June 30, 2013 and December 31, 2012, $28 million and $35 million, respectively, of accounts receivable were greater than 90 days old.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Amortized intangible assets and liabilities were as follows (in millions):

	As of June 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets	$2,014	$1,052	$2,013	$899
Amortized intangible liabilities	$2,056	$969	$2,056	$842

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Amortization of intangible assets	$153	$153
Amortization of intangible liabilities	$127	$141

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2013	$153	$125
2014	$306	$179
2015	$54	$115
2016	$31	$101
2017	$31	$96

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2013, the assets of the unconsolidated Partnership totaled approximately $430 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of June 30, 2013 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$407	$18	$407

The remaining commitment of $18 million is due at the end of 2013.

6.	Debt

Fair Value of Debt Instruments

At June 30, 2013, and December 31, 2012, the fair value of BNSF Railway's debt, excluding capital leases, was $798 million and $892 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $726 million and $778 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of June 30, 2013, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2013, were as follows (dollars in millions):

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Chevron Phillips Chemical Company LP

In 2007, BNSF Railway entered into an indemnity agreement with Chevron Phillips Chemical Company LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of June 30, 2013.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2013	2012
Beginning balance	$453	$506
Accruals	29	27
Payments	(15)	(22)
Ending balance	$467	$511

	Six Months Ended June 30,
	2013	2012
Beginning balance	$462	$540
Accruals	55	50
Payments	(50)	(79)
Ending balance	$467	$511

At June 30, 2013, $95 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $420 million to $530 million. However, BNSF Railway believes that the $467 million recorded at June 30, 2013, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2013 and 2012, BNSF IC wrote insurance coverage with premiums totaling $90 million and $110 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $49 million and $54 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2013, unamortized premiums remaining on the Consolidated Balance Sheet were $50 million. During the six months ended June 30, 2013 and 2012, BNSF IC made claim payments totaling $38 million and $94 million, respectively, for settlement of covered claims. At June 30, 2013 and December 31, 2012, claims receivables from BNSF IC were $2 million and $5 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 242 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2013, was $13 million.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

On a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of other PRPs' participation in, and their ability to pay for, cleanup. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2013	2012
Beginning balance	$450	$558
Accruals	(1)	(14)
Payments	(9)	(11)
Ending balance	$440	$533

	Six Months Ended June 30,
	2013	2012
Beginning balance	$458	$570
Accruals	(1)	(11)
Payments	(17)	(26)
Ending balance	$440	$533

At June 30, 2013, $75 million was included in current liabilities.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2013, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $330 million to $610 million. However, BNSF Railway believes that the $440 million recorded at June 30, 2013, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2013	2012
Service cost	$11	$9
Interest cost	23	25
Expected return on plan assets	(31)	(29)
Amortization of net loss	4	2
Net cost recognized	$7	$7

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2013	2012
Service cost	$23	$19
Interest cost	45	50
Expected return on plan assets	(62)	(59)
Amortization of net loss	8	5
Net cost recognized	$14	$15

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2013	2012
Service cost	$1	$1
Interest cost	3	3
Amortization of net loss	1	—
Net cost recognized	$5	$4

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2013	2012
Service Cost	$1	$1
Interest cost	6	6
Amortization of net loss	2	1
Net cost recognized	$9	$8

The Company is not required to make contributions to the BNSF Retirement Plan in 2013; however, the Company made a discretionary contribution of $25 million in March 2013.

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $1,378 million and $717 million during the six months ended June 30, 2013 and 2012, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At June 30, 2013 and December 31, 2012, BNSF Railway had $371 million and $32 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2013 and December 31, 2012, BNSF Railway had $37 million and $109 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At June 30, 2013 and December 31, 2012, BNSF Railway had $7,052 million and $6,425 million, respectively, of intercompany notes receivable from BNSF. The $627 million increase in intercompany notes receivable was due to loans to BNSF of $1,254 million, partially offset by repayments received of $627 million during the six months ended June 30, 2013. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF Railway for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended June 30,
	2013	2012
Revenues	$38	$19
Expenditures	$15	$16

	Six Months Ended June 30,
	2013	2012
Revenues	$86	$39
Expenditures	$30	$28

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

The following table provides the components of accumulated other comprehensive loss by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Balance at June 30, 2013	$(235)	$(5)	$(240)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Loss

	Three Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$5	[b]
	5	Total before tax
	(2)	Tax (expense)/ benefit
Total reclassifications for the period	$3	Net of tax

	Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$10	[b]
	10	Total before tax
	(4)	Tax (expense)/benefit
Total reclassifications for the period	$6	Net of tax
b This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220), Reporting Amounts Classified Out of Comprehensive Income. This standard requires issuers to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This reclassification may be presented either on the face of the financial statements where net income is presented or in the notes. ASU 2013-02 is effective prospectively for the Company for the period beginning on January 1, 2013. The Company has included the appropriate disclosures related to other comprehensive loss reclassifications in accordance with ASU 2013-02 in Note 10.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2013 and 2012.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consumer Products	$3,390	$3,209	2,430	2,347
Industrial Products	2,777	2,379	918	811
Coal	2,390	2,329	1,061	1,048
Agricultural Products	1,703	1,840	469	510
Total Freight Revenues	10,260	9,757	4,878	4,716
Other Revenues	127	135
Total Operating Revenues	$10,387	$9,892

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2013	2012
Consumer Products	$1,395	$1,367
Industrial Products	3,025	2,933
Coal	2,253	2,222
Agricultural Products	3,631	3,608
Total Freight Revenues	$2,103	$2,069

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2013	2012
Total fuel expense [a]	$2,198	$2,197
BNSF Railway fuel surcharges	$1,438	$1,404

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2013 vs. the Six Months Ended June 30, 2012

Revenues

Revenues for the six months ended June 30, 2013, were $10,387 million, an increase of $495 million, or 5 percent as compared with the six months ended June 30, 2012. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes due to highway conversion to rail.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪
Coal unit volumes increased primarily due to increased demand resulting from an increase in natural gas prices and reduced utility stockpiles, partially offset by impacts of weather including flooding on the network.

▪	Agricultural Products unit volumes decreased primarily due to lower grain exports, as a result of the extreme 2012 U.S. drought and strong global competition.

Expenses

Operating expenses for the six months ended June 30, 2013, were $7,332 million, an increase of $123 million, or 2 percent, as compared with the six months ended June 30, 2012. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to increased unit volumes and inflation, partially offset by initiatives.

▪	There were no significant changes in underlying trends for fuel, depreciation and amortization, equipment rents, and materials and other expenses.

▪	The effective tax rate was 37.0 percent and 36.8 percent for the six months ended June 30, 2013 and 2012, respectively.

Capital Commitments

BNSF Railway anticipates that capital commitments for 2013 will be approximately $4.3 billion or $200 million higher than previously disclosed. The increase is due to more expansion related spending.

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

Date:  August 2, 2013

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the six months ended June 30, 2013, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (iii) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Changes in Equity as of June 30, 2013, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1