Form 10-Q
period 2013-09-30
BNSF RAILWAY CO
filed 2013-11-01
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2013
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$5,527	$5,243	$15,914	$15,135

Operating expenses:
Compensation and benefits	1,188	1,142	3,436	3,321
Fuel	1,145	1,089	3,343	3,286
Purchased services	521	528	1,591	1,589
Depreciation and amortization	493	475	1,464	1,407
Equipment rents	205	204	608	605
Materials and other	239	155	681	594
Total operating expenses	3,791	3,593	11,123	10,802
Operating income	1,736	1,650	4,791	4,333
Interest expense	10	13	45	42
Interest income, related parties	(20)	(15)	(59)	(40)
Other expense, net	3	4	7	9

Income before income taxes	1,743	1,648	4,798	4,322
Income tax expense	632	617	1,763	1,600
Net income	$1,111	$1,031	$3,035	$2,722

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,111	$1,031	$3,035	$2,722

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service costs, net of tax expense of $2 million, $1 million, $6 million and $3 million, respectively	4	2	10	6
Change in fuel hedge mark-to-market, net of tax benefit of $0 million, $0 million, $0 million and $7 million, respectively	—	—	—	(11)
Change in accumulated other comprehensive income of equity method investees	(1)	—	(2)	(3)
Other comprehensive income (loss), net of tax	3	2	8	(8)
Total comprehensive income	$1,114	$1,033	$3,043	$2,714

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$52	$350
Accounts receivable, net	1,650	1,146
Materials and supplies	800	800
Current portion of deferred income taxes	250	340
Other current assets	196	145
Total current assets	2,948	2,781

Property and equipment, net of accumulated depreciation of $1,921 and $1,623, respectively	51,644	50,056
Goodwill	14,803	14,803
Intangible assets, net	887	1,114
Other assets	1,953	1,870
Total assets	$72,235	$70,624

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,884	$2,970
Long-term debt due within one year	155	203
Total current liabilities	3,039	3,173

Deferred income taxes	16,919	16,510
Long-term debt	1,508	1,622
Intangible liabilities, net	1,025	1,214
Pension and retiree health and welfare liability	755	786
Casualty and environmental liabilities	738	750
Other liabilities	1,128	944
Total liabilities	25,112	24,999
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	12,410	9,375
Intercompany notes receivable	(7,970)	(6,425)
Accumulated other comprehensive loss	(237)	(245)
Total stockholder’s equity	47,123	45,625
Total liabilities and stockholder’s equity	$72,235	$70,624

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$3,035	$2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,464	1,407
Deferred income taxes	496	507
Long-term casualty and environmental liabilities, net	(7)	(157)
Contribution to defined benefit pension plan	(25)	(36)
Other, net	(13)	(67)
Changes in current assets and liabilities:
Accounts receivable, net	(504)	(184)
Materials and supplies	—	(47)
Other current assets	(80)	(52)
Accounts payable and other current liabilities	(171)	(92)
Net cash provided by operating activities	4,195	4,001

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,174)	(1,969)
Acquisition of equipment	(640)	(834)
Other, net	15	(86)
Net cash used for investing activities	(2,799)	(2,889)

FINANCING ACTIVITIES
Payments on long-term debt	(149)	(137)
Net increase in intercompany notes receivable classified as equity	(1,545)	(973)
Other, net	—	2
Net cash used for financing activities	(1,694)	(1,108)
(Decrease) Increase in cash and cash equivalents	(298)	4
Cash and cash equivalents:
Beginning of period	350	293
End of period	$52	$297

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$63	$73
Capital investments accrued but not yet paid	$144	$151
Income taxes paid, net of refunds	$1,639	$1,036

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
Balance at December 31, 2012	$42,920	$9,375	$(6,425)	$(245)	$45,625
Change in intercompany notes receivable	—	—	(1,545)	—	(1,545)
Comprehensive income, net of tax	—	3,035	—	8	3,043
Balance at September 30, 2013	$42,920	$12,410	$(7,970)	$(237)	$47,123

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger of a wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC (Merger). Berkshire's cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010. Earnings per share data has not been presented because BNSF has not issued stock or membership interests to the public.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012.

Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current presentation of capital expenditures. The reclassification did not affect the Company's previously reported results of operations or financial position.

2.	Fuel

Fuel costs represented 30 percent of total operating expenses during both the nine months ended September 30, 2013 and 2012.  The Company may enter into fuel hedge instruments from time to time; however, the Company has no unexpired hedge positions.

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

There were no derivative instrument gains or losses recognized during the three months ended September 30, 2013 and 2012.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Effects of Derivative Instruments Gains and Losses for the Nine Months Ended September 30, 2013 and 2012
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

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2013, and December 31, 2012, $53 million and $48 million, respectively, of such allowances had been recorded.

At September 30, 2013 and December 31, 2012, $30 million and $35 million, respectively, of accounts receivable were greater than 90 days old.

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,015	$1,128	$2,013	$899
Intangible liabilities	$2,056	$1,031	$2,056	$842

Intangible assets primarily consisted of internally developed software and franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Amortization of intangible assets	$229	$229
Amortization of intangible liabilities	$189	$211

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2013	$77	$63
2014	$306	$179
2015	$54	$115
2016	$31	$101
2017	$31	$96

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2013, the assets of the unconsolidated Partnership totaled approximately $420 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2013 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$392	$18	$392

The remaining commitment of $18 million is due at the end of 2013.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6.	Debt

Fair Value of Debt Instruments

At September 30, 2013, and December 31, 2012, the fair value of BNSF Railway's debt, excluding capital leases, was $779 million and $892 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $712 million and $778 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of September 30, 2013, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2013, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	4	$6	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $4 billion as of September 30, 2013.

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

During the third quarters of 2013 and 2012, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarter of 2013, management determined that the liability remained appropriate and no change was recorded. In the third quarter of 2012, management recorded a decrease in expense of $15 million due primarily to favorable settlements. The Company plans to update its study again in the third quarter of 2014.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2013	2012
Beginning balance	$467	$511
Accruals	22	(5)
Payments	(20)	(33)
Ending balance	$469	$473

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$462	$540
Accruals	77	45
Payments	(70)	(112)
Ending balance	$469	$473

At September 30, 2013, $95 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $425 million to $535 million. However, BNSF Railway believes that the $469 million recorded at September 30, 2013, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2013 and 2012, BNSF IC wrote insurance coverage with premiums totaling $93 million and $112 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $73 million and $83 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2013, unamortized premiums remaining on the Consolidated Balance Sheet were $29 million. During the nine months ended September 30, 2013 and 2012, BNSF IC made claim payments totaling $44 million and $105 million, respectively, for settlement of covered claims. At September 30, 2013 and December 31, 2012, claims receivables from BNSF IC were $2 million and $5 million, respectively.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2013, was $13 million.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2013	2012
Beginning balance	$440	$533
Accruals	18	(2)
Payments	(14)	(51)
Ending balance	$444	$480

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$458	$570
Accruals	17	(13)
Payments	(31)	(77)
Ending balance	$444	$480

At September 30, 2013, $80 million was included in current liabilities.

During the third quarters of 2013 and 2012, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2013 and 2012, management recorded an additional expense of $12 million and $3 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2014.

In the second and third quarters of 2012, settlements with various parties resulted in reductions in expense of approximately $15 million and $10 million, respectively.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2013, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $340 million to $610 million. However, BNSF Railway believes that the $444 million recorded at September 30, 2013, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost	2013	2012
Service cost	$12	$10
Interest cost	22	25
Expected return on plan assets	(31)	(30)
Amortization of net loss	5	3
Net cost recognized	$8	$8

	Pension Benefits
	Nine Months Ended September 30,
Net Cost	2013	2012
Service cost	$35	$29
Interest cost	67	75
Expected return on plan assets	(93)	(89)
Amortization of net loss	13	8
Net cost recognized	$22	$23

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2013	2012
Interest cost	$3	$4
Amortization of prior service cost	(1)	—
Amortization of net loss	2	—
Net cost recognized	$4	$4

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2013	2012
Service Cost	$1	$1
Interest cost	9	10
Amortization of prior service cost	(1)	—
Amortization of net loss	4	1
Net cost recognized	$13	$12

The Company is not required to make contributions to the BNSF Retirement Plan in 2013; however, the Company made a discretionary contribution of $25 million in March 2013.

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $1,615 million and $1,019 million during the nine months ended September 30, 2013 and 2012, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At September 30, 2013 and December 31, 2012, BNSF Railway had $405 million and $32 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2013 and December 31, 2012, BNSF Railway had $23 million and $109 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At September 30, 2013 and December 31, 2012, BNSF Railway had $7,970 million and $6,425 million, respectively, of intercompany notes receivable from BNSF. The $1,545 million increase in intercompany notes receivable was due to loans to BNSF of $2,173 million, partially offset by repayments received of $628 million during the nine months ended September 30, 2013. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF Railway for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended September 30,
	2013	2012
Revenues	$51	$24
Expenditures	$17	$17

	Nine Months Ended September 30,
	2013	2012
Revenues	$137	$63
Expenditures	$47	$45

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Comprehensive Income

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

The following table provides the components of accumulated other comprehensive loss by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	10	—	10
Balance at September 30, 2013	$(231)	$(6)	$(237)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Loss

	Three Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$7	[b]
Prior service costs	(1)	[b]
	6	Total before tax
	(2)	Tax (expense)/ benefit
Total reclassifications for the period	$4	Net of tax

	Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$17	[b]
Prior service costs	(1)	[b]
	16	Total before tax
	(6)	Tax (expense)/benefit
Total reclassifications for the period	$10	Net of tax
b This accumulated other comprehensive loss component is included in the computation of net periodic pension cost (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

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

The following narrative analysis of results of operations includes a comparative analysis of the nine months ended September 30, 2013 and 2012.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consumer Products	$5,179	$4,904	3,736	3,581
Industrial Products	4,237	3,681	1,403	1,255
Coal	3,736	3,611	1,666	1,623
Agricultural Products	2,548	2,726	708	761
Total Freight Revenues	15,700	14,922	7,513	7,220
Other Revenues	214	213
Total Operating Revenues	$15,914	$15,135

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2013	2012
Consumer Products	$1,386	$1,369
Industrial Products	3,020	2,933
Coal	2,242	2,225
Agricultural Products	3,599	3,582
Total Freight Revenues	$2,090	$2,067

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2013	2012
Total fuel expense [a]	$3,343	$3,286
BNSF Railway fuel surcharges	$2,162	$2,080

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2013 vs. the Nine Months Ended September 30, 2012

Revenues

Revenues for the nine months ended September 30, 2013, were $15,914 million, an increase of $779 million, or 5 percent as compared with the nine months ended September 30, 2012. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased for all business units as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher domestic intermodal volumes, as a result of highway conversion to rail.

▪	Industrial Products unit volumes increased primarily due to increased shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪
Coal unit volumes increased primarily due to increased demand resulting from an increase in natural gas prices and reduced utility stockpiles, partially offset by impacts of weather including flooding on the network.

▪	Agricultural Products unit volumes decreased primarily due to lower grain exports, as a result of the extreme 2012 U.S. drought and strong global competition.

Expenses

Operating expenses for the nine months ended September 30, 2013, were $11,123 million, an increase of $321 million, or 3 percent, as compared with the nine months ended September 30, 2012. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to wage inflation and increased unit volumes, partially offset by initiatives.

▪	Materials and other expenses increased as a result of favorable prior year environmental and personal injury accrual adjustments and higher property taxes and material expense.

▪	There were no significant changes in the underlying trends for fuel, purchased services, depreciation and amortization and equipment rents expenses.

▪	The effective tax rate was 36.7 percent and 37.0 percent for the nine months ended September 30, 2013 and 2012, respectively.

Capital Commitments

As previously disclosed in the second quarter of 2013, BNSF Railway anticipates that capital commitments for 2013 will be approximately $4.3 billion or $200 million higher than the Company's original plan. The increase is due to more expansion-related spending.

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
On June 21, 2012, the court certified the class sought by the plaintiffs. BNSF Railway and the other railroads appealed the class certification decision to the U.S. Court of Appeals.
On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend.  The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

Date:  November 1, 2013

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (iii) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Changes in Equity as of September 30, 2013, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1