Form 10-Q
period 2014-03-31
BNSF RAILWAY CO
filed 2014-05-02
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2014
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$5,334	$5,180

Operating expenses:
Compensation and benefits	1,209	1,129
Fuel	1,159	1,122
Purchased services	562	543
Depreciation and amortization	514	483
Equipment rents	215	198
Materials and other	315	237
Total operating expenses	3,974	3,712
Operating income	1,360	1,468
Interest expense	13	24
Interest income, related parties	(22)	(19)
Other expense, net	3	1

Income before income taxes	1,366	1,462
Income tax expense	518	550
Net income	$848	$912

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$848	$912

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service credits, net of tax benefit of $0 million and $2 million, respectively	—	3
Change in accumulated other comprehensive income of equity method investees	3	(2)
Other comprehensive income, net of tax	3	1
Total comprehensive income	$851	$913

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$286	$532
Accounts receivable, net	1,276	1,264
Materials and supplies	859	835
Current portion of deferred income taxes	194	358
Other current assets	238	239
Total current assets	2,853	3,228

Property and equipment, net of accumulated depreciation of $2,630 and $2,231, respectively	52,817	52,347
Goodwill	14,803	14,803
Intangible assets, net	734	811
Other assets	2,322	2,272
Total assets	$73,529	$73,461

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,107	$3,083
Long-term debt due within one year	139	145
Total current liabilities	3,246	3,228

Deferred income taxes	17,283	17,383
Long-term debt	1,436	1,472
Intangible liabilities, net	917	961
Casualty and environmental liabilities	673	677
Pension and retiree health and welfare liability	360	362
Other liabilities	897	964
Total liabilities	24,812	25,047
Commitments and contingencies (see Notes 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	14,494	13,646
Intercompany notes receivable	(8,945)	(8,397)
Accumulated other comprehensive income	248	245
Total stockholder’s equity	48,717	48,414
Total liabilities and stockholder’s equity	$73,529	$73,461

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$848	$912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	483
Deferred income taxes	64	156
Long-term casualty and environmental liabilities, net	(9)	(17)
Contribution to defined benefit pension plan	—	(25)
Other, net	(197)	(10)
Changes in current assets and liabilities:
Accounts receivable, net	(12)	(417)
Materials and supplies	(24)	(38)
Other current assets	(85)	(101)
Accounts payable and other current liabilities	254	(245)
Net cash provided by operating activities	1,353	698

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(645)	(546)
Acquisition of equipment	(273)	(186)
Other, net	(95)	(20)
Net cash used for investing activities	(1,013)	(752)

FINANCING ACTIVITIES
Payments on long-term debt	(38)	(58)
Net increase in intercompany notes receivable classified as equity	(548)	(189)
Net cash used for financing activities	(586)	(247)
Decrease in cash and cash equivalents	(246)	(301)
Cash and cash equivalents:
Beginning of period	532	350
End of period	$286	$49

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$23	$33
Capital investments accrued but not yet paid	$119	$104
Income taxes paid, net of refunds	$22	$648

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2013	$42,920	$13,646	$(8,397)	$245	$48,414
Change in intercompany notes receivable	—	—	(548)	—	(548)
Comprehensive income, net of tax	—	848	—	3	851
Balance at March 31, 2014	$42,920	$14,494	$(8,945)	$248	$48,717

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries, all of which are separate legal entities (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF. All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2014, and December 31, 2013, $49 million and $53 million, respectively, of such allowances had been recorded.

At March 31, 2014 and December 31, 2013, $49 million and $47 million, respectively, of accounts receivable were greater than 90 days old.

3.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,016	$1,282	$2,016	$1,205
Intangible liabilities	$2,056	$1,139	$2,056	$1,095

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Amortization of intangible assets	$77	$76
Amortization of intangible liabilities	$44	$63

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2014	$229	$135
2015	$54	$115
2016	$31	$101
2017	$31	$96
2018	$31	$90

4.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2014, the assets of the unconsolidated Partnership totaled approximately $400 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of March 31, 2014 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$361	$18	$361

The remaining commitment of $18 million is expected to be paid in 2014.

5.	Debt

Fair Value of Debt Instruments

At March 31, 2014, and December 31, 2013, the fair value of BNSF Railway's debt, excluding capital leases, was $748 million and $752 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $686 million and $702 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of March 31, 2014, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2014, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	3	$6	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of March 31, 2014.

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

6.	Commitments and Contingencies

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$387	$462
Accruals	18	26
Payments	(19)	(35)
Ending balance	$386	$453

At March 31, 2014, $85 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $340 million to $455 million. However, BNSF Railway believes that the $386 million recorded at March 31, 2014, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2014 and 2013, BNSF IC wrote insurance coverage with premiums totaling $45 million and $58 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $21 million and $25 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2014, unamortized premiums remaining on the Consolidated Balance Sheet were $31 million. During the three months ended March 31, 2014 and 2013, BNSF IC made claim payments totaling $41 million and $42 million, respectively, for settlement of covered claims. At March 31, 2014 and December 31, 2013, claims receivables from BNSF IC were $7 million and $35 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 241 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of both March 31, 2014 and December 31, 2013, was $13 million.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$435	$458
Accruals	2	—
Payments	(10)	(8)
Ending balance	$427	$450

At March 31, 2014, $55 million was included in current liabilities.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2014, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $320 million to $590 million. However, BNSF Railway believes that the $427 million recorded at March 31, 2014, is the best estimate of the Company’s future obligation for environmental costs.

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

7.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2014	2013
Service cost	$10	$12
Interest cost	24	22
Expected return on plan assets	(34)	(31)
Amortization of net loss	—	4
Net cost recognized	$—	$7

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2014	2013
Interest cost	$3	$3
Amortization of prior service credits	(1)	—
Amortization of net loss	1	1
Net cost recognized	$3	$4

8.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $13 million and $642 million during the three months ended March 31, 2014 and 2013, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At March 31, 2014 and December 31, 2013, BNSF Railway had $33 million and $62 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2014 and December 31, 2013, BNSF Railway had $103 million and $141 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At March 31, 2014 and December 31, 2013, BNSF Railway had $8,945 million and $8,397 million, respectively, of intercompany notes receivable from BNSF. The $548 million increase in intercompany notes receivable was due to loans. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway engages in various arm's-length transactions with affiliates in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$48	$48
Expenditures	$19	$15

9.	Comprehensive Income

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

The following table provides the components of accumulated other comprehensive income by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at March 31, 2014	$251	$(3)	$248
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$1	$5	[b]
Prior service credits	(1)	—	[b]
	—	5	Total before tax
	—	(2)	Tax expense/(benefit)
Total reclassifications for the period	$—	$3	Net of tax
b This accumulated other comprehensive income component is included in the computation of net periodic pension cost and retiree health and welfare (see Note 7 for additional details).

10.	Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-01 (ASU 2014-01), Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This standard permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the net investment performance is reported as a component of income tax expense. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. If elected, the proportional amortization method is required to be applied retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2014 and 2013.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Consumer Products	$1,663	$1,661	1,194	1,188
Industrial Products	1,407	1,337	452	448
Coal	1,224	1,209	563	542
Agricultural Products	976	911	236	244
Total Freight Revenues	5,270	5,118	2,445	2,422
Other Revenues	64	62
Total Operating Revenues	$5,334	$5,180

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2014	2013
Consumer Products	$1,393	$1,398
Industrial Products	3,113	2,984
Coal	2,174	2,231
Agricultural Products	4,136	3,734
Total Freight Revenues	$2,155	$2,113

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2014	2013
Total fuel expense [a]	$1,159	$1,122
BNSF Railway fuel surcharges	$703	$711

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2014 vs. the Three Months Ended March 31, 2013

Revenues

Revenues for the three months ended March 31, 2014, were $5,334 million, an increase of $154 million, or 3 percent as compared with the three months ended March 31, 2013. The increase in revenues is due to the following changes in underlying trends in revenues:

▪	Average revenue per car / unit increased primarily as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in underlying trends in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased due to higher international and domestic intermodal traffic, offset by reductions in automotive.

▪	Industrial Products unit volumes increased primarily due to higher shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes decreased primarily due to severe weather issues and service-related challenges.

Expenses

Operating expenses for the three months ended March 31, 2014, were $3,974 million, an increase of $262 million, or 7 percent, as compared with the three months ended March 31, 2013. A significant portion of this increase is due to the following changes in underlying trends in expenses, which includes increased costs related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to wage inflation, higher overtime and higher average headcount.

▪	Fuel expense increased due to higher volumes and lower fuel efficiency, partially offset by lower average fuel prices.

▪	Depreciation and amortization expense increased due to additional assets in service.

▪	Materials and other expense increased as a result of higher crew transportation, lodging and other travel costs, utilities and locomotive materials.

▪	There were no significant changes in the underlying trends for purchased services expense, equipment rents expense, interest expense and the effective tax rate.

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

BNSF Railway Company (Registrant)

By:	/s/ Julie A. Piggott
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  May 2, 2014

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the three months ended March 31, 2014, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iii) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Changes in Equity as of March 31, 2014, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1