Form 10-Q
period 2014-06-30
BNSF RAILWAY CO
filed 2014-08-01
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 1, 2014
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$5,614	$5,207	$10,948	$10,387

Operating expenses:
Compensation and benefits	1,225	1,119	2,434	2,248
Fuel	1,156	1,076	2,315	2,198
Purchased services	539	527	1,101	1,070
Depreciation and amortization	521	488	1,035	971
Equipment rents	225	205	440	403
Materials and other	275	205	590	442
Total operating expenses	3,941	3,620	7,915	7,332
Operating income	1,673	1,587	3,033	3,055
Interest expense	11	11	24	35
Interest income, related parties	(26)	(20)	(48)	(39)
Other expense, net	2	3	5	4

Income before income taxes	1,686	1,593	3,052	3,055
Income tax expense	640	581	1,158	1,131
Net income	$1,046	$1,012	$1,894	$1,924

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,046	$1,012	$1,894	$1,924

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service credits, net of tax benefit of $0 million, $2 million, $0 million and $4 million, respectively	—	3	—	6
Change in accumulated other comprehensive income of equity method investees	—	1	3	(1)
Other comprehensive income, net of tax	—	4	3	5
Total comprehensive income	$1,046	$1,016	$1,897	$1,929

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$293	$532
Accounts receivable, net	1,280	1,264
Materials and supplies	866	835
Current portion of deferred income taxes	218	358
Other current assets	212	239
Total current assets	2,869	3,228

Property and equipment, net of accumulated depreciation of $2,902 and $2,231, respectively	53,610	52,347
Goodwill	14,803	14,803
Intangible assets, net	658	811
Other assets	2,379	2,272
Total assets	$74,319	$73,461

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,320	$3,083
Long-term debt due within one year	126	145
Total current liabilities	3,446	3,228

Deferred income taxes	17,330	17,383
Long-term debt	1,392	1,472
Intangible liabilities, net	872	961
Casualty and environmental liabilities	661	677
Pension and retiree health and welfare liability	358	362
Other liabilities	1,022	964
Total liabilities	25,081	25,047
Commitments and contingencies (see Notes 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	15,540	13,646
Intercompany notes receivable	(9,470)	(8,397)
Accumulated other comprehensive income	248	245
Total stockholder’s equity	49,238	48,414
Total liabilities and stockholder’s equity	$74,319	$73,461

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,894	$1,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,035	971
Deferred income taxes	88	321
Long-term casualty and environmental liabilities, net	(21)	(13)
Contribution to defined benefit pension plan	—	(25)
Other, net	(210)	(67)
Changes in current assets and liabilities:
Accounts receivable, net	(16)	(435)
Materials and supplies	(31)	(5)
Other current assets	(112)	(128)
Accounts payable and other current liabilities	491	(427)
Net cash provided by operating activities	3,118	2,116

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,529)	(1,304)
Acquisition of equipment	(628)	(369)
Other, net	(38)	4
Net cash used for investing activities	(2,195)	(1,669)

FINANCING ACTIVITIES
Payments on long-term debt	(89)	(111)
Net increase in intercompany notes receivable classified as equity	(1,073)	(627)
Net cash used for financing activities	(1,162)	(738)
Decrease in cash and cash equivalents	(239)	(291)
Cash and cash equivalents:
Beginning of period	532	350
End of period	$293	$59

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$33	$41
Capital investments accrued but not yet paid	$196	$147
Income taxes paid, net of refunds	$498	$1,398

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2013	$42,920	$13,646	$(8,397)	$245	$48,414
Change in intercompany notes receivable	—	—	(1,073)	—	(1,073)
Comprehensive income, net of tax	—	1,894	—	3	1,897
Balance at June 30, 2014	$42,920	$15,540	$(9,470)	$248	$49,238

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and 2013.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2014, and December 31, 2013, $47 million and $53 million, respectively, of such allowances had been recorded.

At June 30, 2014 and December 31, 2013, $42 million and $47 million, respectively, of accounts receivable were greater than 90 days old.

3.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of June 30, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,016	$1,358	$2,016	$1,205
Intangible liabilities	$2,056	$1,184	$2,056	$1,095

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Amortization of intangible assets	$153	$153
Amortization of intangible liabilities	$89	$127

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2014	$153	$90
2015	$54	$115
2016	$31	$101
2017	$31	$96
2018	$31	$90

4.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2014, the assets of the unconsolidated Partnership totaled approximately $375 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of June 30, 2014 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$345	$18	$345

The remaining commitment of $18 million is expected to be paid in 2014.

5.	Debt

Fair Value of Debt Instruments

At June 30, 2014, and December 31, 2013, the fair value of BNSF Railway's debt, excluding capital leases, was $739 million and $752 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $663 million and $702 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of June 30, 2014, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2014, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	3	$5	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of June 30, 2014.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2014	2013
Beginning balance	$386	$453
Accruals	18	29
Payments	(19)	(15)
Ending balance	$385	$467

	Six Months Ended June 30,
	2014	2013
Beginning balance	$387	$462
Accruals	36	55
Payments	(38)	(50)
Ending balance	$385	$467

At June 30, 2014, $85 million was included in current liabilities. In addition, defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $340 million to $455 million. However, BNSF Railway believes that the $385 million recorded at June 30, 2014, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2014 and 2013, BNSF IC wrote insurance coverage with premiums totaling $77 million and $90 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $41 million and $49 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2014, unamortized premiums remaining on the Consolidated Balance Sheet were $43 million. During the six months ended June 30, 2014 and 2013, BNSF IC made claim payments totaling $76 million and $38 million, respectively, for settlement of covered claims. At June 30, 2014 and December 31, 2013, claims receivables from BNSF IC were $3 million and $35 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 237 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2014 and December 31, 2013 was $14 million and $13 million, respectively.

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

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2014	2013
Beginning balance	$427	$450
Accruals	3	(1)
Payments	(14)	(9)
Ending balance	$416	$440

	Six Months Ended June 30,
	2014	2013
Beginning balance	$435	$458
Accruals	5	(1)
Payments	(24)	(17)
Ending balance	$416	$440

At June 30, 2014, $55 million was included in current liabilities.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2014, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $310 million to $580 million. However, BNSF Railway believes that the $416 million recorded at June 30, 2014, is the best estimate of the Company’s future obligation for environmental costs.

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

7.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2014	2013
Service cost	$9	$11
Interest cost	24	23
Expected return on plan assets	(33)	(31)
Amortization of net loss	—	4
Net cost recognized	$—	$7

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2014	2013
Service cost	$19	$23
Interest cost	48	45
Expected return on plan assets	(67)	(62)
Amortization of net loss	—	8
Net cost recognized	$—	$14

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2014	2013
Service cost	$—	$1
Interest cost	3	3
Amortization of net loss	—	1
Net cost recognized	$3	$5

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2014	2013
Service cost	$—	$1
Interest cost	6	6
Amortization of prior service credits	(1)	—
Amortization of net loss	1	2
Net cost recognized	$6	$9

8.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $472 million and $1,378 million during the six months ended June 30, 2014 and 2013, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At June 30, 2014 and December 31, 2013, BNSF Railway had $30 million and $62 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2014 and December 31, 2013, BNSF Railway had $107 million and $141 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At June 30, 2014 and December 31, 2013, BNSF Railway had $9,470 million and $8,397 million, respectively, of intercompany notes receivable from BNSF. The $1,073 million increase in intercompany notes receivable was due to loans to BNSF of $1,140 million, partially offset by repayments received of $67 million during the six months ended June 30, 2014. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF Railway for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended June 30,
	2014	2013
Revenues	$38	$38
Expenditures	$25	$15

	Six Months Ended June 30,
	2014	2013
Revenues	$86	$86
Expenditures	$44	$30

9.	Comprehensive Income

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following tables provide the components of accumulated other comprehensive income by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at June 30, 2014	$251	$(3)	$248

Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	6	—	6
Balance at June 30, 2013	$(235)	$(5)	$(240)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$5	[b]
Prior service credits	—	—	[b]
	—	5	Total before tax
	—	(2)	Tax expense/(benefit)
Total reclassifications for the period	$—	$3	Net of tax

	Six Months Ended June 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$1	$10	[b]
Prior service credits	(1)	—	[b]
	—	10	Total before tax
	—	(4)	Tax expense/(benefit)
Total reclassifications for the period	$—	$6	Net of tax
b This accumulated other comprehensive income component is included in the computation of net periodic pension cost and retiree health and welfare (see Note 7 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-01 (ASU 2014-01), Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This standard permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the net investment performance is reported as a component of income tax expense. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. If elected, the proportional amortization method is required to be applied retrospectively. The Company has assessed the effects of this standard and it does not have an impact to the Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, early adoption is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements and will adopt the guidance and include appropriate disclosures related to revenue recognition in accordance with ASU 2014-09 in its interim report on Form 10-Q for the period ending March 31, 2017.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a comparative analysis of the six months ended June 30, 2014 and 2013.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consumer Products	$3,474	$3,390	2,481	2,430
Industrial Products	2,942	2,777	944	918
Coal	2,441	2,390	1,113	1,061
Agricultural Products	1,952	1,703	479	469
Total Freight Revenues	10,809	10,260	5,017	4,878
Other Revenues	139	127
Total Operating Revenues	$10,948	$10,387

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2014	2013
Consumer Products	$1,400	$1,395
Industrial Products	3,117	3,025
Coal	2,193	2,253
Agricultural Products	4,075	3,631
Total Freight Revenues	$2,154	$2,103

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2014	2013
Total fuel expense [a]	$2,315	$2,198
BNSF Railway fuel surcharges	$1,467	$1,438

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2014 vs. the Six Months Ended June 30, 2013

Revenues

Revenues for the six months ended June 30, 2014, were $10,948 million, an increase of $561 million, or 5 percent as compared with the six months ended June 30, 2013. The increase in revenues is due to the following changes in revenues:

▪	Average revenue per car / unit increased primarily as a result of increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher international intermodal traffic.

▪	Industrial Products unit volumes increased primarily due to expanded shipments of petroleum products, driven mainly by increased crude unit train loadings.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to heightened customer demand following a record grain harvest in late 2013.

Expenses

Operating expenses for the six months ended June 30, 2014, were $7,915 million, an increase of $583 million, or 8 percent, as compared with the six months ended June 30, 2013. A significant portion of this increase is due to the following changes in expenses, which includes increased costs related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to higher unit volumes and average headcount, as well as higher overtime, training and wage inflation.

▪	Fuel expense increased due to higher volumes and lower efficiency, partially offset by lower average fuel prices.

▪	Depreciation and amortization expense increased due to additional assets in service.

▪	Materials and other expense increased primarily as a result of higher crew transportation, lodging and other travel costs, utilities and locomotive materials.

▪	There were no significant changes in purchased services expense, equipment rents expense and interest expense.

▪	The effective tax rate was 37.9 percent and 37.0 percent for the six months ended June 30, 2014 and 2013, respectively. The 2013 effective tax rate includes favorable state law tax changes.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K. Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•  Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand, effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base, and effects due to more stringent regulatory policies such as the regulation of carbon dioxide emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain, the impact of low natural gas prices on coal demand for electric power plants, changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling, changes in fuel prices and other key material prices, the impact of high barriers of entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment.

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

Date:  August 1, 2014

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (iii) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Changes in Equity as of June 30, 2014, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1