Form 10-Q
period 2014-09-30
BNSF RAILWAY CO
filed 2014-11-07
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2014
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

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$5,739	$5,527	$16,687	$15,914

Operating expenses:
Compensation and benefits	1,233	1,188	3,667	3,436
Fuel	1,123	1,145	3,438	3,343
Purchased services	519	521	1,620	1,591
Depreciation and amortization	529	493	1,564	1,464
Equipment rents	216	205	656	608
Materials and other	250	239	840	681
Total operating expenses	3,870	3,791	11,785	11,123
Operating income	1,869	1,736	4,902	4,791
Interest expense	10	10	34	45
Interest income, related parties	(27)	(20)	(75)	(59)
Other expense, net	3	3	8	7

Income before income taxes	1,883	1,743	4,935	4,798
Income tax expense	702	632	1,860	1,763
Net income	$1,181	$1,111	$3,075	$3,035

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,181	$1,111	$3,075	$3,035

Other comprehensive income:
Change in amortization of accumulated actuarial losses and prior service credits, net of tax benefit of $0 million, $2 million, $0 million and $6 million, respectively	(1)	4	(1)	10
Change in accumulated other comprehensive income of equity method investees	1	(1)	4	(2)
Other comprehensive income, net of tax	—	3	3	8
Total comprehensive income	$1,181	$1,114	$3,078	$3,043

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$310	$532
Accounts receivable, net	1,337	1,264
Materials and supplies	846	835
Current portion of deferred income taxes	231	358
Other current assets	791	239
Total current assets	3,515	3,228

Property and equipment, net of accumulated depreciation of $3,197 and $2,231, respectively	54,665	52,347
Goodwill	14,803	14,803
Intangible assets, net	582	811
Other assets	2,346	2,272
Total assets	$75,911	$73,461

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,248	$3,083
Long-term debt due within one year	120	145
Total current liabilities	3,368	3,228

Deferred income taxes	17,536	17,383
Long-term debt	1,362	1,472
Intangible liabilities, net	827	961
Casualty and environmental liabilities	652	677
Pension and retiree health and welfare liability	356	362
Other liabilities	972	964
Total liabilities	25,073	25,047
Commitments and contingencies (see Notes 5 and 6)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	16,721	13,646
Intercompany notes receivable	(9,051)	(8,397)
Accumulated other comprehensive income	248	245
Total stockholder’s equity	50,838	48,414
Total liabilities and stockholder’s equity	$75,911	$73,461

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$3,075	$3,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,564	1,464
Deferred income taxes	284	496
Long-term casualty and environmental liabilities, net	(20)	(7)
Contribution to defined benefit pension plan	—	(25)
Other, net	(261)	(13)
Changes in current assets and liabilities:
Accounts receivable, net	(72)	(504)
Materials and supplies	(11)	—
Other current assets	(92)	(80)
Accounts payable and other current liabilities	(333)	(171)
Net cash provided by operating activities	4,134	4,195

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,612)	(2,174)
Acquisition of equipment	(1,043)	(640)
Other, net	63	15
Net cash used for investing activities	(3,592)	(2,799)

FINANCING ACTIVITIES
Payments on long-term debt	(110)	(149)
Net increase in intercompany notes receivable classified as equity	(654)	(1,545)
Net cash used for financing activities	(764)	(1,694)
Decrease in cash and cash equivalents	(222)	(298)
Cash and cash equivalents:
Beginning of period	532	350
End of period	$310	$52

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$49	$63
Capital investments accrued but not yet paid	$329	$144
Income taxes paid, net of refunds	$1,945	$1,639

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2013	$42,920	$13,646	$(8,397)	$245	$48,414
Change in intercompany notes receivable	—	—	(654)	—	(654)
Comprehensive income, net of tax	—	3,075	—	3	3,078
Balance at September 30, 2014	$42,920	$16,721	$(9,051)	$248	$50,838

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2014, and December 31, 2013, $49 million and $53 million, respectively, of such allowances had been recorded.

At September 30, 2014 and December 31, 2013, $32 million and $47 million, respectively, of accounts receivable were greater than 90 days old.

3.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2014		As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$2,017	$1,435	$2,016	$1,205
Intangible liabilities	$2,056	$1,229	$2,056	$1,095

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

Amortization of intangible assets and liabilities was as follows (in millions):

	Nine Months Ended September 30,
	2014	2013
Amortization of intangible assets	$230	$229
Amortization of intangible liabilities	$134	$189

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2014	$76	$45
2015	$54	$115
2016	$31	$101
2017	$31	$96
2018	$31	$90

4.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of September 30, 2014, the assets of the unconsolidated Partnership totaled approximately $360 million. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information as of September 30, 2014 (in millions):

Unamortized investment balance classified as Other Assets	Remaining commitments classified as Other Liabilities	Maximum exposure to loss
$329	$18	$329

The remaining commitment of $18 million is expected to be paid in 2014.

5.	Debt

Fair Value of Debt Instruments

At September 30, 2014, and December 31, 2013, the fair value of BNSF Railway's debt, excluding capital leases, was $741 million and $752 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $659 million and $702 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). The fair value of the Company's cash equivalents approximates its carrying value due to the short-term maturities of these instruments.

Guarantees

As of September 30, 2014, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2014, were as follows (dollars in millions):

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of September 30, 2014.

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

During the third quarters of 2014 and 2013, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarter of 2014, management recorded a decrease in expense of $2 million. In the third quarter of 2013, management determined that the liability remained appropriate and no change was recorded. The Company plans to update its study again in the third quarter of 2015.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2014	2013
Beginning balance	$385	$467
Accruals	17	22
Payments	(14)	(20)
Ending balance	$388	$469

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$387	$462
Accruals	53	77
Payments	(52)	(70)
Ending balance	$388	$469

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At September 30, 2014, $85 million was included in current liabilities. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $345 million to $455 million. However, BNSF Railway believes that the $388 million recorded at September 30, 2014, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2014 and 2013, BNSF IC wrote insurance coverage with premiums totaling $78 million and $93 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $60 million and $73 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2014, unamortized premiums remaining on the Consolidated Balance Sheet were $25 million. During the nine months ended September 30, 2014 and 2013, BNSF IC made claim payments totaling $91 million and $44 million, respectively, for settlement of covered claims. At September 30, 2014 and December 31, 2013, claims receivables from BNSF IC were $3 million and $35 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 232 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2014 and December 31, 2013 was $15 million and $13 million, respectively.

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

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2014	2013
Beginning balance	$416	$440
Accruals	8	18
Payments	(10)	(14)
Ending balance	$414	$444

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$435	$458
Accruals	13	17
Payments	(34)	(31)
Ending balance	$414	$444

At September 30, 2014, $65 million was included in current liabilities.

During the third quarters of 2014 and 2013, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2014 and 2013, management recorded an additional expense of $5 million and $12 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2015.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2014, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $315 million to $550 million. However, BNSF Railway believes that the $414 million recorded at September 30, 2014, is the best estimate of the Company’s future obligation for environmental costs.

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

7.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost	2014	2013
Service cost	$10	$12
Interest cost	23	22
Expected return on plan assets	(34)	(31)
Amortization of net loss	—	5
Net cost (benefit) recognized	$(1)	$8

	Pension Benefits
	Nine Months Ended September 30,
Net Cost	2014	2013
Service cost	$29	$35
Interest cost	71	67
Expected return on plan assets	(101)	(93)
Amortization of net loss	—	13
Net cost (benefit) recognized	$(1)	$22

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2014	2013
Service cost	$1	$—
Interest cost	3	3
Amortization of prior service credits	(1)	(1)
Amortization of net loss	—	2
Net cost recognized	$3	$4

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2014	2013
Service cost	$1	$1
Interest cost	9	9
Amortization of prior service credits	(2)	(1)
Amortization of net loss	1	4
Net cost recognized	$9	$13

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $1,903 million and $1,615 million during the nine months ended September 30, 2014 and 2013, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At September 30, 2014 and December 31, 2013, BNSF Railway had $49 million and $62 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2014 and December 31, 2013, BNSF Railway had $32 million and $141 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At September 30, 2014 and December 31, 2013, BNSF Railway had $9,051 million and $8,397 million, respectively, of intercompany notes receivable from BNSF. The $654 million increase in intercompany notes receivable was due to loans to BNSF of $1,870 million, partially offset by repayments received of $1,216 million during the nine months ended September 30, 2014. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF Railway for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended September 30,
	2014	2013
Revenues	$45	$51
Expenditures	$25	$17

	Nine Months Ended September 30,
	2014	2013
Revenues	$131	$137
Expenditures	$69	$47

9.	Comprehensive Income

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following tables provide the components of accumulated other comprehensive income by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	4	4
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Balance at September 30, 2014	$250	$(2)	$248

Balance at December 31, 2012	$(241)	$(4)	$(245)
Other comprehensive income before reclassifications	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	10	—	10
Balance at September 30, 2013	$(231)	$(6)	$(237)
a Amounts are net of tax.

Reclassifications out of Accumulated Other Comprehensive Income

	Three Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$7	[b]
Prior service credits	(1)	(1)	[b]
	(1)	6	Total before tax
	—	(2)	Tax expense/(benefit)
Total reclassifications for the period	$(1)	$4	Net of tax

	Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income Components	2014	2013	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$1	$17	[b]
Prior service credits	(2)	(1)	[b]
	(1)	16	Total before tax
	—	(6)	Tax expense/(benefit)
Total reclassifications for the period	$(1)	$10	Net of tax
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

The following narrative analysis of results of operations includes a comparative analysis of the nine months ended September 30, 2014 and 2013.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consumer Products	$5,248	$5,179	3,759	3,736
Industrial Products	4,595	4,237	1,479	1,403
Coal	3,684	3,736	1,678	1,666
Agricultural Products	2,932	2,548	712	708
Total Freight Revenues	16,459	15,700	7,628	7,513
Other Revenues	228	214
Total Operating Revenues	$16,687	$15,914

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2014	2013
Consumer Products	$1,396	$1,386
Industrial Products	3,107	3,020
Coal	2,195	2,242
Agricultural Products	4,118	3,599
Total Freight Revenues	$2,158	$2,090

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2014	2013
Total fuel expense [a]	$3,438	$3,343
BNSF Railway fuel surcharges	$2,208	$2,162

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2014 vs. the Nine Months Ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014, were $16,687 million, an increase of $773 million, or 5 percent as compared with the nine months ended September 30, 2013. The increase in revenues is due to the following changes in revenues:

▪	Average revenue per car / unit increased primarily as a result of business mix changes as well as increased rate per car / unit.

In addition to an increase in average revenue per car / unit, the following changes in volumes also impacted the change in revenues:

▪	Consumer Products unit volumes increased primarily due to higher international intermodal traffic.

▪	Industrial Products unit volumes increased primarily due to expanded shipments of petroleum products, driven mainly by increased crude unit train loadings and frac sand volumes.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to heightened customer export demand following a record grain harvest in late 2013.

Expenses

Operating expenses for the nine months ended September 30, 2014, were $11,785 million, an increase of $662 million, or 6 percent, as compared with the nine months ended September 30, 2013. A significant portion of this increase is due to the following changes in expenses, which includes increased costs related to severe weather issues and service-related challenges:

▪
Compensation and benefits expense increased primarily due to higher unit volumes and average headcount, as well as higher training, overtime and wage inflation, partially offset by lower incentive compensation expense.

▪	Fuel expense increased due to higher volumes and lower efficiency, partially offset by lower average fuel prices.

▪	Depreciation and amortization expense increased due to additional assets in service.

▪	Materials and other expense increased primarily as a result of higher crew transportation, lodging and other travel costs, utilities and locomotive materials.

▪	There were no significant changes in purchased services expense and equipment rents expense.

▪	The effective tax rate was 37.7 percent and 36.7 percent for the nine months ended September 30, 2014 and 2013, respectively. The 2013 effective tax rate includes favorable state law tax changes.

Capital Commitments

BNSF anticipates that capital commitments for 2014 will be approximately $5.5 billion or $500 million higher than previously disclosed. The increase includes additional spending on our core network and related assets, expansion and efficiency projects and locomotives.

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

Date:  November 7, 2014

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (iii) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Changes in Equity as of September 30, 2014, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1