Form 10-K/A
period 2014-12-31
BNSF RAILWAY CO
filed 2015-03-04
CIK 15511

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

i

BNSF Railway Company

Form 10-K/A Amendment No. 1
Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of BNSF Railway Company (the “Company”) for the fiscal year ended December 31, 2014, initially filed with the U.S. Securities and Exchange Commission on February 27, 2015 (the “Original Filing”), is being filed solely to insert the conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of the Company included in the Original Filing, as required by Rule 2-02(a)(2) of Regulation S-X, which conformed signature was inadvertently omitted from the Original Filing.
Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

ii

Part II

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
See Index to Exhibits beginning on page 37 for a description of the exhibits filed as a part of this Report on Form
10-K/A.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNSF Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNSF Railway Company
		By:	/s/ Carl R. Ice
Dated:	March 4, 2015		Carl R. Ice President and Chief Executive Officer

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
Roger Nober

Dated:  March 4, 2015

BNSF Railway Company and Subsidiaries
Exhibit Index

Exhibit Number and Description		Incorporated by Reference (if applicable)
		Form	File Date	File No.	Exhibit

3.1	Restated Certificate of Incorporation of BNSF Railway Company, dated January 17, 2005.	10-Q	7/26/2005	001-06324	3.1

3.2	By-Laws of BNSF Railway Company, as amended February 28, 2014.	10-K	2/27/2015	001-06324	3.1

12.1	Computation of Ratio of Earnings to Fixed Charges.	10-K	2/27/2015	001-06324	12.1

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

101	XBRL - Related Documents

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
		10-K	2/27/2015	001-06324
*Filed herewith