Form 10-Q
period 2015-03-31
BNSF RAILWAY CO
filed 2015-05-01
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 1, 2015
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$5,471	$5,334

Operating expenses:
Compensation and benefits	1,327	1,209
Fuel	713	1,159
Purchased services	438	562
Depreciation and amortization	495	514
Equipment rents	191	215
Materials and other	307	315
Total operating expenses	3,471	3,974
Operating income	2,000	1,360
Interest expense	6	13
Interest income, related parties	(28)	(22)
Other expense, net	4	3

Income before income taxes	2,018	1,366
Income tax expense	756	518
Net income	$1,262	$848

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$1,262	$848

Other comprehensive income:
Change in accumulated other comprehensive income of equity method investees	(1)	3
Other comprehensive income, net of tax	(1)	3
Total comprehensive income	$1,261	$851

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$396	$585
Accounts receivable, net	1,337	1,350
Materials and supplies	820	795
Current portion of deferred income taxes	208	355
Other current assets	297	351
Total current assets	3,058	3,436

Property and equipment, net of accumulated depreciation of $4,177 and $3,547, respectively	56,438	55,788
Goodwill	14,803	14,803
Intangible assets, net	475	506
Other assets	1,966	1,944
Total assets	$76,740	$76,477

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,168	$3,144
Long-term debt due within one year	120	116
Total current liabilities	3,288	3,260

Deferred income taxes	18,175	18,156
Long-term debt	1,272	1,326
Intangible liabilities, net	748	782
Casualty and environmental liabilities	628	639
Pension and retiree health and welfare liability	383	385
Other liabilities	921	931
Total liabilities	25,415	25,479
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	19,305	18,043
Intercompany notes receivable	(10,897)	(9,963)
Accumulated other comprehensive income	(3)	(2)
Total stockholder’s equity	51,325	50,998
Total liabilities and stockholder’s equity	$76,740	$76,477

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,262	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	514
Deferred income taxes	165	64
Long-term casualty and environmental liabilities, net	(11)	(9)
Other, net	(59)	(197)
Changes in current assets and liabilities:
Accounts receivable, net	14	(12)
Materials and supplies	(25)	(24)
Other current assets	(105)	(85)
Accounts payable and other current liabilities	284	254
Net cash provided by operating activities	2,020	1,353

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(787)	(645)
Acquisition of equipment	(347)	(273)
Purchases of investments	(45)	—
Other, net	(63)	(95)
Net cash used for investing activities	(1,242)	(1,013)

FINANCING ACTIVITIES
Payments on long-term debt	(33)	(38)
Net increase in intercompany notes receivable classified as equity	(934)	(548)
Net cash used for financing activities	(967)	(586)
Decrease in cash and cash equivalents	(189)	(246)
Cash and cash equivalents:
Beginning of period	585	532
End of period	$396	$286

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$19	$23
Capital investments accrued but not yet paid	$166	$119
Income taxes paid, net of refunds	$85	$22

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2014	$42,920	$18,043	$(9,963)	$(2)	$50,998
Change in intercompany notes receivable	—	—	(934)	—	(934)
Comprehensive income, net of tax	—	1,262	—	(1)	1,261
Balance at March 31, 2015	$42,920	$19,305	$(10,897)	$(3)	$51,325

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries, all of which are separate legal entities (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF. All intercompany accounts and transactions have been eliminated.

Subsequent to December 31, 2014, BNSF Railway added a significant accounting policy for investments. Investments in fixed maturity securities and equity securities are classified at the acquisition date and the classification is re-evaluated at each balance sheet date. Trading securities are investments acquired with the intent to sell in the near term and are carried at fair value. All investments currently held are classified as trading securities and net unrealized gains or losses are recorded in income.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2015, and December 31, 2014, $55 million of such allowances had been recorded.

At March 31, 2015 and December 31, 2014, $48 million and $33 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015	December 31, 2014
Debt securities	$32	$—
Equity securities	13	—
Total	$45	$—

Prior to the quarter-ended March 31, 2015, all investments were primarily held in cash and cash equivalents.

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Unrealized gains and losses recognized in earnings for the period ended March 31, 2015 were less than $1 million.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2015		As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$635	$160	$2,017	$1,511
Intangible liabilities	$1,403	$655	$2,056	$1,274

As of March 31, 2015, intangible assets primarily consisted of franchise and customer assets. At December 31, 2014, intangible assets also included internally developed software that became fully amortized in the first quarter of 2015. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Amortization of intangible assets	$31	$77
Amortization of intangible liabilities	$34	$44

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2015	$23	$81
2016	$31	$101
2017	$31	$96
2018	$31	$90
2019	$31	$27

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2015 and December 31, 2014, the assets of the unconsolidated Partnership totaled approximately $320 million and $330 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2015 and 2014, the Company recognized a reduction to income tax expense of $9 million and $10 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2015	December 31, 2014
Unamortized investment balance classified as Other Assets	$298	$314
Remaining commitment classified as Other Liabilities	$18	$18
Maximum exposure to loss	$298	$314

The remaining commitment of $18 million is expected to be paid in 2015.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

6.	Debt

Fair Value of Debt Instruments

At March 31, 2015, and December 31, 2014, the fair value of BNSF Railway's debt, excluding capital leases, was $735 million and $738 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $635 million and $651 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2015, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2015, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	2	$4	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $3 billion as of March 31, 2015.

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

The following tables summarize the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$375	$387
Accruals	18	18
Payments	(20)	(19)
Ending balance	$373	$386

At March 31, 2015, $80 million was included in current liabilities. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $440 million. However, BNSF Railway believes that the $373 million recorded at March 31, 2015 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2015 and 2014, BNSF IC wrote insurance coverage with premiums totaling $51 million and $45 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $20 million and $21 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2015, unamortized premiums remaining on the Consolidated Balance Sheet were $38 million. During the three months ended March 31, 2015 and 2014, BNSF IC made claim payments totaling $180 million and $41 million, respectively, for settlement of covered claims. At March 31, 2015 and December 31, 2014, claims receivables from BNSF IC were $5 million and $10 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 225 sites, including 16 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of March 31, 2015 and December 31, 2014 was $13 million and $15 million, respectively.

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

The following tables summarize the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$404	$435
Accruals	1	2
Payments	(10)	(10)
Ending balance	$395	$427

At March 31, 2015, $60 million was included in current liabilities.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2015, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $295 million to $530 million. However, BNSF Railway believes that the $395 million recorded at March 31, 2015, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2015	2014
Service cost	$12	$10
Interest cost	23	24
Expected return on plan assets	(35)	(34)
Net cost recognized	$—	$—

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2015	2014
Interest cost	2	3
Amortization of prior service credits	(1)	(1)
Amortization of net loss	1	1
Net cost recognized	$2	$3

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $79 million and $13 million during the three months ended March 31, 2015 and 2014, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At March 31, 2015 and December 31, 2014, BNSF Railway had $76 million and $44 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2015 and December 31, 2014, BNSF Railway had $54 million and $23 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At March 31, 2015 and December 31, 2014, BNSF Railway had $10,897 million and $9,963 million, respectively, of intercompany notes receivable from BNSF. The $934 million increase in intercompany notes receivable was due to loans to BNSF during the three months ended March 31, 2015. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various arm's-length transactions with affiliates in the ordinary course of business. The following tables summarize revenues earned by BNSF Railway for services provided to affiliates and expenditures to affiliates (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$48	$48
Expenditures	$18	$19

10.	Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Stockholder’s Equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive income before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2015	$—	$(3)	$(3)

Balance at December 31, 2013	$251	$(6)	$245
Other comprehensive income before reclassifications	—	3	3
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2014	$251	$(3)	$248
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Income Components	2015	2014	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(1)	$(1)	[c]
Prior service credits	1	1	[c]
	—	—	Total before tax
	—	—	Tax (expense)/benefit
Total reclassifications for the period	$—	$—	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension cost and retiree health and welfare (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April of 2015, the FASB tentatively decided to defer the effective date one year to annual reporting periods beginning after December, 15, 2017. Early adoption would be permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company has assessed the effects of this standard and does not expect it to have a material impact to the Consolidated Financial Statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. This standard is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. This standard does not presently impact BNSF Railway and the Company does not expect this standard to have a material impact to the Company's financial condition or liquidity.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 (ASU 2015-05), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. This standard can be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a comparative analysis of the three months ended March 31, 2015 and 2014.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Consumer Products	$1,503	$1,663	1,128	1,194
Industrial Products	1,435	1,407	467	452
Coal	1,269	1,224	600	563
Agricultural Products	1,166	976	271	236
Total Freight Revenues	5,373	5,270	2,466	2,445
Other Revenues	98	64
Total Operating Revenues	$5,471	$5,334

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2015	2014
Consumer Products	$1,332	$1,393
Industrial Products	3,073	3,113
Coal	2,115	2,174
Agricultural Products	4,303	4,136
Total Freight Revenues	$2,179	$2,155

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2015	2014
Total fuel expense [a]	$713	$1,159
BNSF Railway fuel surcharges	$483	$703

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2015 vs. the Three Months Ended March 31, 2014

Revenues

Revenues for the three months ended March 31, 2015, were $5,471 million, an increase of $137 million, or 3 percent as compared with the three months ended March 31, 2014. The increase in revenues is due to the following changes in revenues:

▪	Average revenue per car / unit increased by 1 percent as business mix changes as well as increased rate per car / unit were partially offset by lower fuel surcharges.

▪	Consumer Products unit volumes decreased primarily due to congestion on the U.S. West Coast caused by port labor disruptions.

▪	Industrial Products unit volumes increased primarily due to expanded shipments of frac sand and taconite, partially offset by less steel products.

▪	Coal unit volumes increased primarily due to higher demand.

▪	Agricultural Products unit volumes increased due to heightened customer corn and milo export demand and improved service.

Expenses

Operating expenses for the three months ended March 31, 2015, were $3,471 million, a decrease of $503 million, or 13 percent, as compared with the three months ended March 31, 2014. A significant portion of this decrease is due to the following changes in expenses, which includes increased costs in the prior year related to severe weather issues and service-related challenges:

▪	Compensation and benefits expense increased primarily due to higher average headcount and wage inflation.

▪	Fuel expense decreased due to lower average prices and improved efficiency, partially offset by higher volumes.

▪	Purchased services decreased primarily due to a favorable insurance recovery.

▪	There were no significant changes in depreciation and amortization expense, equipment rents expense, materials and other expense and the effective tax rate.

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

•   Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication; claims; investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of petroleum-based fuel or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations and changes in tax rates and tax laws.

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

On March 19, 2015, the Washington Utilities and Transportation Commission (UTC) published a staff investigative report and a complaint against BNSF Railway alleging under-reporting of 14 hazardous materials releases during the time period between November 1, 2014 and February 24, 2015. The UTC claims that the alleged failures to report and associated releases resulted in 700 violations and $700,000 in fines.  The relevant regulations allow for penalties of $1,000 per violation and each day that a party fails to report a release may constitute a separate violation.  BNSF Railway has not formally responded to the charges as yet and, based on its internal review, it currently believes that over 90 percent of the alleged technical violations are incorrect, which, if accepted by the UTC, would result in an ultimate fine of less than $100,000.

The U.S. Department of Justice sent a notice to BNSF Railway on March 13, 2015 alleging violations of the Clean Water Act based on (i) four incidents that led to releases of fuel (and lube oil in one incident) from locomotives into water bodies within U.S. Environmental Protection Agency Region 8, and (ii) claimed deficiencies in four facility Spill Prevention Control and Countermeasure (SPCC) plans, and two Facility Response Plans (FRP). BNSF Railway disputes many elements of the notice, and its assessment indicates that only two of the four releases impacted water bodies. Although the final amount of any fine is unresolved, the fines could exceed $100,000.

On March 5, 2015, a loaded BNSF Railway crude oil train derailed near Galena, IL.   Some of the derailed railcars released crude oil in and around a wetland and a number of the derailed cars caught fire at the derailment location.  The Illinois Attorney General’s office and the Illinois Environmental Protection Agency informed BNSF Railway that they will be filing a complaint and an enforcement order against BNSF Railway with regard to the derailment and release of crude oil.    Although no complaint or order has been received and no penalty has yet been proposed, the total penalties could exceed $100,000.

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

Date:  May 1, 2015

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from the BNSF Railway Company's Form 10-Q for the three months ended March 31, 2015, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (iii) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Changes in Equity as of March 31, 2015, and (vi) the Notes to the Consolidated Financial Statements. *

__________________
*Filed herewith

E-1