Form 10-Q
period 2016-03-31
BNSF RAILWAY CO
filed 2016-05-06
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 6, 2016
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$4,636	$5,471

Operating expenses:
Compensation and benefits	1,194	1,327
Purchased services	543	438
Depreciation and amortization	517	495
Fuel	395	713
Equipment rents	188	191
Materials and other	283	307
Total operating expenses	3,120	3,471
Operating income	1,516	2,000
Interest expense	13	6
Interest income, related parties	(43)	(28)
Other expense, net	1	4

Income before income taxes	1,545	2,018
Income tax expense	582	756
Net income	$963	$1,262

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$963	$1,262

Other comprehensive income:
Change in accumulated other comprehensive income of equity method investees	(2)	(1)
Other comprehensive (loss), net of tax	(2)	(1)
Total comprehensive income	$961	$1,261

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$221	$565
Accounts receivable, net	1,308	1,230
Materials and supplies	845	829
Current portion of deferred income taxes	—	245
Other current assets	450	256
Total current assets	2,824	3,125

Property and equipment, net of accumulated depreciation of $5,152 and $4,864, respectively	59,845	59,454
Goodwill	14,803	14,803
Intangible assets, net	445	453
Other assets	2,081	2,057
Total assets	$79,998	$79,892

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,857	$2,956
Long-term debt due within one year	203	214
Total current liabilities	3,060	3,170

Deferred income taxes	19,201	19,217
Long-term debt	1,542	1,569
Intangible liabilities, net	642	667
Casualty and environmental liabilities	598	609
Pension and retiree health and welfare liability	352	353
Other liabilities	954	978
Total liabilities	26,349	26,563
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	23,921	22,958
Intercompany notes receivable	(13,238)	(12,597)
Accumulated other comprehensive income	46	48
Total stockholder’s equity	53,649	53,329
Total liabilities and stockholder’s equity	$79,998	$79,892

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$963	$1,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517	495
Deferred income taxes	228	165
Long-term casualty and environmental liabilities, net	(12)	(11)
Other, net	(45)	(59)
Changes in current assets and liabilities:
Accounts receivable, net	(78)	14
Materials and supplies	(15)	(25)
Other current assets	(156)	(105)
Accounts payable and other current liabilities	49	284
Net cash provided by operating activities	1,451	2,020

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(677)	(787)
Acquisition of equipment	(204)	(347)
Purchases of investments and investments in time deposits	(1)	(45)
Proceeds from sales of investments and maturities of time deposits	4	—
Other, net	(238)	(63)
Net cash used for investing activities	(1,116)	(1,242)

FINANCING ACTIVITIES
Payments on long-term debt	(38)	(33)
Net increase in intercompany notes receivable classified as equity	(641)	(934)
Net cash used for financing activities	(679)	(967)
Decrease in cash and cash equivalents	(344)	(189)
Cash and cash equivalents:
Beginning of period	565	585
End of period	$221	$396

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$20	$19
Capital investments accrued but not yet paid	$108	$166
Income taxes paid, net of refunds	$179	$85

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2015	$42,920	$22,958	$(12,597)	$48	$53,329
Change in intercompany notes receivable	—	—	(641)	—	(641)
Comprehensive (loss), net of tax	—	963	—	(2)	961
Balance at March 31, 2016	$42,920	$23,921	$(13,238)	$46	$53,649

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries, all of which are separate legal entities (collectively BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF. All intercompany accounts and transactions have been eliminated.

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100% of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Earnings per share data is not presented because BNSF Railway has only one holder of its common stock.

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2016 and December 31, 2015, $81 million and $73 million, respectively, of such allowances had been recorded.

At March 31, 2016 and December 31, 2015, $55 million and $48 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Debt securities	$55	$57
Equity securities	63	63
Total	$118	$120

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended March 31,
	2016	2015
Gains	$5	$—
Losses	(4)	—
Net Gain	$1	$—

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$636	$191	$636	$183
Intangible liabilities	$1,403	$761	$1,403	$736

As of March 31, 2016 and December 31, 2015, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Amortization of intangible assets	$8	$31
Amortization of intangible liabilities	$25	$34

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2016	$23	$76
2017	$31	$96
2018	$31	$90
2019	$31	$27
2020	$31	$26

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of March 31, 2016 and December 31, 2015, the assets of the unconsolidated Partnership totaled approximately $300 million and $315 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2016 and 2015, the Company recognized a reduction to income tax expense of $9 million for both periods. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2016	December 31, 2015
Unamortized investment balance classified as Other Assets	$248	$265
Maximum exposure to loss	$248	$265

6.	Debt

Fair Value of Debt Instruments

At March 31, 2016, and December 31, 2015, the fair value of BNSF Railway's debt, excluding capital leases, was $1,217 million and $1,145 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $1,066 million and $1,092 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2016, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2016, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	1	$2	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various equipment lease transactions in which the structure of the lease contains VIEs. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the equipment at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of March 31, 2016.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$375	$375
Accruals	33	18
Payments	(37)	(20)
Ending balance	$371	$373

At March 31, 2016 and December 31, 2015, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $330 million to $440 million. However, BNSF Railway believes that the $371 million recorded at March 31, 2016 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2016 and 2015, BNSF IC wrote insurance coverage with premiums totaling $50 million and $51 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $18 million and $20 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2016 and December 31, 2015, unamortized premiums remaining on the Consolidated Balance Sheet were $37 million and $5 million, respectively. During the three months ended March 31, 2016 and 2015, BNSF IC made claim payments totaling $22 million and $180 million, respectively, for settlement of covered claims. At March 31, 2016 and December 31, 2015, claims receivables from BNSF IC were $26 million and $15 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 221 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of March 31, 2016 and December 31, 2015 was $12 million for both periods.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$369	$404
Accruals	—	1
Payments	(7)	(10)
Ending balance	$362	$395

At March 31, 2016 and December 31, 2015, $50 million was included in current liabilities for both periods.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2016, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $280 million to $490 million. However, BNSF Railway believes that the $362 million recorded at March 31, 2016, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost	2016	2015
Service cost	$12	$12
Interest cost	24	23
Expected return on plan assets	(36)	(35)
Net cost recognized	$—	$—

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2016	2015
Interest cost	$3	$2
Amortization of prior service credits	—	(1)
Amortization of net loss	—	1
Net cost recognized	$3	$2

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $171 million and $79 million during the three months ended March 31, 2016 and 2015, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At March 31, 2016 and December 31, 2015, BNSF Railway had $205 million and $116 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2016 and December 31, 2015, BNSF Railway had $53 million and $19 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At March 31, 2016 and December 31, 2015, BNSF Railway had $13,238 million and $12,597 million, respectively, of intercompany notes receivable from BNSF. The $641 million increase in intercompany notes receivable was due to loans to BNSF during the three months ended March 31, 2016. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues	$47	$48
Expenditures	$85	$96

10.	Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2016	$50	$(4)	$46

Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2015	$—	$(3)	$(3)
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended March 31,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(1)	[c]
Prior service credits	—	1	[c]
	—	—	Total before tax
	—	—	Tax benefit / (expense)
Total reclassifications for the period	$—	$—	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August of 2015, the FASB deferred the effective date one year to the annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company does not expect this standard to have a material impact to the Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, and eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. BNSF Railway early adopted the provisions of this ASU during the first quarter of 2016 and applied it prospectively. ASU 2015-17 did not have a material impact to the Company's consolidated financial position, and had no impact on the Company's results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard, ASU 2014-09. The effective date and transition requirements for ASU 2016-08 is the same as the effective date for 2014-09 outlined above. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the three months ended March 31, 2016, and a comparative analysis of the three months ended March 31, 2015.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Consumer Products	$1,544	$1,503	1,230	1,128
Industrial Products	1,178	1,435	424	467
Agricultural Products	1,048	1,166	275	271
Coal	779	1,269	401	600
Total Freight Revenues	4,549	5,373	2,330	2,466
Other Revenues	87	98
Total Operating Revenues	$4,636	$5,471

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2016	2015
Consumer Products	$1,255	$1,332
Industrial Products	2,778	3,073
Agricultural Products	3,811	4,303
Coal	1,943	2,115
Total Freight Revenues	$1,952	$2,179

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2016	2015
Total fuel expense [a]	$395	$713
BNSF Railway fuel surcharges	$124	$483

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2016 vs. the Three Months Ended March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016, were $4,636 million, a decrease of $835 million, or 15 percent as compared with the three months ended March 31, 2015. The decline in revenue is primarily due to a 5.5% decline in unit volume and lower fuel surcharge revenue driven primarily by lower fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 10 percent primarily as a result of lower fuel surcharges and business mix changes partially offset by increased rate per car / unit.

▪
Consumer Products volumes increased primarily due to increased international intermodal volumes received from U.S. West Coast ports. During the first quarter of 2015 unit volumes were negatively impacted by congestion on the U.S. West Coast caused by port labor disruptions.

▪
Industrial Products unit volumes decreased primarily due to lower crude oil prices impacting petroleum products and frac sand demand. In addition, there was also lower demand for taconite and steel products.

▪	Agricultural Products unit volumes increased due to higher ethanol and soybean shipments.

▪	Coal volumes decreased due to lower demand driven by high customer inventories, low natural gas prices and reduced electricity generation in part due to historically mild winter weather.

Expenses

Operating expenses for the three months ended March 31, 2016, were $3,120 million, a decrease of $351 million, or 10 percent, as compared with the three months ended March 31, 2015. A significant portion of this decrease is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits decreased due to lower headcounts driven by decreased volumes and productivity improvements, partially offset by inflation.

▪	Purchased services were lower primarily due to a favorable insurance recovery in the prior year.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	There was no significant changes in depreciation and amortization expense, equipment rents, and materials and other expense.

▪	The effective tax rate was 37.7 percent and 37.5 percent for the three months ended March 31, 2016 and 2015, respectively.

Capital Commitments

BNSF anticipates that capital commitments for 2016 will be approximately $4.15 billion or $150 million lower than previously disclosed.

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

The U.S. Department of Justice (DOJ) sent a notice to BNSF Railway on March 13, 2015 alleging violations of the Clean Water Act based on (i) four incidents that led to releases of fuel (and lube oil in one incident) from locomotives into water bodies within U.S. Environmental Protection Agency (EPA) Region 8, and (ii) claimed deficiencies in four facility Spill Prevention Control and Countermeasure (SPCC) plans and two Facility Response Plans (FRP). BNSF Railway disputes many elements of the notice, and its assessment indicates that only two of the four releases impacted water bodies. On February 25, 2016, DOJ filed a civil complaint against BNSF Railway in the United States District Court for the District of Colorado asserting these claims. BNSF Railway, DOJ and EPA entered a proposed stipulation to resolve the claims upon BNSF Railway's payment of a $600,000 fine. The stipulation was approved by the District Court on March 11, 2016 and the pending case has been dismissed.

Item 5.	Other Information.

The Company has not engaged in any activities as defined under Section 13(r) of the Securities Exchange Act of 1934, as amended, during the period covered by this Quarterly Report on Form 10-Q.

However, Section 13(r) of the Securities Exchange Act of 1934 requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran. Because of the broad definition of “affiliate” in Rule 12b-2 of the Securities Exchange Act of 1934, disclosure is required by the Company.

Berkshire Hathaway Inc., the ultimate parent company of the Company, has provided the Company the disclosure set forth below describing the Iran Threat Reduction and Syria Human Rights Act of 2012 activities of one of Berkshire Hathaway Inc.’s foreign subsidiaries. All references in this quoted disclosure to “we” and “our” are to Berkshire Hathaway Inc.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

We are making the following disclosures under Section 13(r) of the Exchange Act because our management recently became aware that one of our foreign subsidiaries made sales through a third-party distributor to customers in Iran that include or may include parties (the “Iran Parties”) that meet the definition of the “Government of Iran” under Section 560.304 of 31 C.F.R. Part 560. Based upon currently known information, total revenues to our subsidiary from sales to the Iran Parties, which took place from June 2013 through November 2015, were approximately $45,000, and the total net income attributable to those sales was approximately $2,500.

Our subsidiary has stopped all shipments to the Iran Parties, and the subsidiary does not intend to continue sales to, or engage in other dealings with, the Iran Parties. On May 6, 2016, we submitted initial notifications of voluntary self-disclosures to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”), and the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). We will submit further information to OFAC and BIS after completing an internal investigation, which we are conducting with the assistance of outside counsel, and we intend to cooperate fully with both agencies.

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

Date:  May 6, 2016

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from BNSF Railway Company's Form 10-Q for the three months ended March 31, 2016, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (iii) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Changes in Equity as of March 31, 2016, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
*Filed herewith

E-1