Form 10-Q
period 2016-06-30
BNSF RAILWAY CO
filed 2016-08-05
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 5, 2016
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$4,445	$5,233	$9,081	$10,704

Operating expenses:
Compensation and benefits	1,120	1,256	2,314	2,583
Purchased services	483	566	1,026	1,004
Depreciation and amortization	526	488	1,043	983
Fuel	431	697	826	1,410
Equipment rents	184	207	372	398
Materials and other	218	295	501	602
Total operating expenses	2,962	3,509	6,082	6,980
Operating income	1,483	1,724	2,999	3,724
Interest expense	15	6	28	12
Interest income, related parties	(47)	(32)	(90)	(60)
Other expense, net	2	5	3	9

Income before income taxes	1,513	1,745	3,058	3,763
Income tax expense	569	654	1,151	1,410
Net income	$944	$1,091	$1,907	$2,353

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$944	$1,091	$1,907	$2,353

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax expense of $1 million in each of the three and six months ended June 30, 2016 and net of tax benefit of $1 million in each of the three and six months ended June 30, 2015	—	—	—	—
Change in accumulated other comprehensive income (loss) of equity method investees	1	—	(1)	(1)
Other comprehensive income (loss), net of tax	1	—	(1)	(1)
Total comprehensive income	$945	$1,091	$1,906	$2,352

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$330	$565
Accounts receivable, net	1,243	1,230
Materials and supplies	831	829
Current portion of deferred income taxes	—	245
Other current assets	537	256
Total current assets	2,941	3,125

Property and equipment, net of accumulated depreciation of $5,386 and $4,864, respectively	60,472	59,454
Goodwill	14,803	14,803
Intangible assets, net	438	453
Other assets	2,106	2,057
Total assets	$80,760	$79,892

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,704	$2,956
Long-term debt due within one year	170	214
Total current liabilities	2,874	3,170

Deferred income taxes	19,727	19,217
Long-term debt	1,515	1,569
Intangible liabilities, net	617	667
Casualty and environmental liabilities	589	609
Pension and retiree health and welfare liability	351	353
Other liabilities	984	978
Total liabilities	26,657	26,563
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	24,865	22,958
Intercompany notes receivable	(13,729)	(12,597)
Accumulated other comprehensive income	47	48
Total stockholder’s equity	54,103	53,329
Total liabilities and stockholder’s equity	$80,760	$79,892

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$1,907	$2,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,043	983
Deferred income taxes	755	322
Long-term casualty and environmental liabilities, net	(21)	(17)
Other, net	(54)	(12)
Changes in current assets and liabilities:
Accounts receivable, net	(13)	86
Materials and supplies	(1)	(57)
Other current assets	(172)	(123)
Accounts payable and other current liabilities	(199)	(154)
Net cash provided by operating activities	3,245	3,381

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,543)	(1,918)
Acquisition of equipment	(457)	(522)
Purchases of investments and investments in time deposits	(4)	(123)
Proceeds from sales of investments and maturities of time deposits	10	—
Other, net	(277)	(75)
Net cash used for investing activities	(2,271)	(2,638)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	500
Payments on long-term debt	(77)	(71)
Net increase in intercompany notes receivable classified as equity	(1,132)	(1,361)
Other, net	—	(2)
Net cash used for financing activities	(1,209)	(934)
Decrease in cash and cash equivalents	(235)	(191)
Cash and cash equivalents:
Beginning of period	565	585
End of period	$330	$394

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$35	$22
Capital investments accrued but not yet paid	$122	$214
Income taxes paid, net of refunds	$496	$1,061

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2015	$42,920	$22,958	$(12,597)	$48	$53,329
Change in intercompany notes receivable	—	—	(1,132)	—	(1,132)
Comprehensive income (loss), net of tax	—	1,907	—	(1)	1,906
Balance at June 30, 2016	$42,920	$24,865	$(13,729)	$47	$54,103

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF. All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At June 30, 2016 and December 31, 2015, $72 million and $73 million, respectively, of such allowances had been recorded.

At June 30, 2016 and December 31, 2015, $59 million and $48 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
Debt securities	$51	$57
Equity securities	65	63
Total	$116	$120

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains	$2	$—	$7	$—
Losses	—	(2)	(4)	(2)
Net Gain	$2	$(2)	$3	$(2)

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of June 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$636	$198	$636	$183
Intangible liabilities	$1,403	$786	$1,403	$736

As of June 30, 2016 and December 31, 2015, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of intangible assets	$7	$7	$15	$38
Amortization of intangible liabilities	$25	$27	$50	$61

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2016	$16	$51
2017	$31	$96
2018	$31	$90
2019	$31	$27
2020	$31	$26

5.	Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9% interest in the Partnership. The Partnership is a variable interest entity (VIE), with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1% interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. As of June 30, 2016 and December 31, 2015, the assets of the unconsolidated Partnership totaled approximately $295 million and $315 million, respectively. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the six months ended June 30, 2016 and 2015, the Company recognized a reduction to income tax expense of $23 million and $18 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	June 30, 2016	December 31, 2015
Unamortized investment balance classified as Other Assets	$231	$265
Maximum exposure to loss	$231	$265

6.	Debt

Fair Value of Debt Instruments

At June 30, 2016, and December 31, 2015, the fair value of BNSF Railway's debt, excluding capital leases, was $1,216 million and $1,145 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $1,040 million and $1,092 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of June 30, 2016, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2016, were as follows (dollars in millions):

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

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of June 30, 2016.

In the event the leased asset is destroyed, BNSF Railway is generally obligated to either replace the asset or pay a fixed loss amount. The inclusion of the fixed loss amount is a standard clause within the lease arrangements. Historically, BNSF Railway has not incurred significant losses related to this clause. As such, it is not anticipated that the maximum exposure to loss would materially differ from the future minimum lease payments.

BNSF Railway does not provide financial support to the VIEs that it was not previously contractually obligated to provide.

BNSF Railway maintains and operates the leased assets based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased assets. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are generally expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the majority of the VIE leases are operating leases, the assets and liabilities related to the VIEs recorded in the Company's Consolidated Balance Sheet are immaterial.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2016	2015
Beginning balance	$371	$373
Accruals	17	19
Payments	(19)	(18)
Ending balance	$369	$374

	Six Months Ended June 30,
	2016	2015
Beginning balance	$375	$375
Accruals	50	37
Payments	(56)	(38)
Ending balance	$369	$374

At June 30, 2016 and December 31, 2015, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $325 million to $435 million. However, BNSF Railway believes that the $369 million recorded at June 30, 2016 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSF IC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2016 and 2015, BNSF IC wrote insurance coverage with premiums totaling $70 million and $73 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $35 million and $39 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2016 and December 31, 2015, unamortized premiums remaining on the Consolidated Balance Sheet were $40 million and $5 million, respectively. During the six months ended June 30, 2016 and 2015, BNSF IC made claim payments totaling $59 million and $195 million, respectively, for settlement of covered claims. At June 30, 2016 and December 31, 2015, claims receivables from BNSF IC were $3 million and $15 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 216 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2016 and December 31, 2015 was $12 million for both periods.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2016	2015
Beginning balance	$362	$395
Accruals	—	2
Payments	(7)	(9)
Ending balance	$355	$388

	Six Months Ended June 30,
	2016	2015
Beginning balance	$369	$404
Accruals	—	3
Payments	(14)	(19)
Ending balance	$355	$388

At June 30, 2016 and December 31, 2015, $50 million was included in current liabilities for both periods.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2016, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $275 million to $485 million. However, BNSF Railway believes that the $355 million recorded at June 30, 2016, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost	2016	2015
Service cost	$11	$12
Interest cost	24	22
Expected return on plan assets	(36)	(35)
Amortization of net loss	—	1
Net cost recognized	$(1)	$—

	Pension Benefits
	Six Months Ended June 30,
Net Cost	2016	2015
Service cost	$23	$24
Interest cost	48	45
Expected return on plan assets	(72)	(70)
Amortization of net loss	—	1
Net cost recognized	$(1)	$—

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2016	2015
Service cost	$1	$—
Interest cost	2	3
Amortization of prior service credits	(1)	—
Net cost recognized	$2	$3

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2016	2015
Service cost	$1	$—
Interest cost	5	5
Amortization of prior service credits	(1)	(1)
Amortization of net loss	—	1
Net cost recognized	$5	$5

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $477 million and $1,042 million during the six months ended June 30, 2016 and 2015, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At June 30, 2016 and December 31, 2015, BNSF Railway had $166 million and $116 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2016 and December 31, 2015, BNSF Railway had $39 million and $19 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At June 30, 2016 and December 31, 2015, BNSF Railway had $13,729 million and $12,597 million, respectively, of intercompany notes receivable from BNSF. The $1,132 million increase in intercompany notes receivable was due to loans to BNSF during the six months ended June 30, 2016. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,
	2016	2015
Revenues	$38	$50
Expenditures	$80	$97

	Six Months Ended June 30,
	2016	2015
Revenues	$85	$98
Expenditures	$165	$193

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2016	$50	$(3)	$47

Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2015	$—	$(3)	$(3)
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended June 30,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(1)	[c]
Prior service credits	1	—	[c]
	1	(1)	Total before tax
	(1)	1	Tax benefit / (expense)
Total reclassifications for the period	$—	$—	Net of tax

	Six Months Ended June 30,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(2)	[c]
Prior service credits	1	1	[c]
	1	(1)	Total before tax
	(1)	1	Tax benefit / (expense)
Total reclassifications for the period	$—	$—	Net of tax
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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position, and eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. BNSF early adopted the provisions of this ASU during the first quarter of 2016 and applied it prospectively. ASU 2015-17 did not have a material impact to the Company's consolidated financial position, and had no impact on the Company's results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard, ASU 2014-09. The effective date and transition requirements for ASU 2016-08 is the same as the effective date for ASU 2014-09 outlined above. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In April 2016 and May 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations & Licensing and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively.  Both provide further clarification for the implementing the new revenue recognition standard, ASU 2014-09.  The effective date and transition requirements for ASU 2016-10 and ASU 2016-12 are the same as the effective date of ASU 2014-09.  The Company is currently evaluating the effect these standards will have on its Consolidated Financial Statements.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the six months ended June 30, 2016, and a comparative analysis of the six months ended June 30, 2015.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consumer Products	$3,151	$3,200	2,511	2,455
Industrial Products	2,364	2,819	858	925
Agricultural Products	1,958	2,092	524	507
Coal	1,434	2,391	763	1,146
Total Freight Revenues	8,907	10,502	4,656	5,033
Other Revenues	174	202
Total Operating Revenues	$9,081	$10,704

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2016	2015
Consumer Products	$1,255	$1,303
Industrial Products	2,755	3,048
Agricultural Products	3,737	4,126
Coal	1,879	2,086
Total Freight Revenues	$1,913	$2,087

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2016	2015
Total fuel expense [a]	$826	$1,410
BNSF Railway fuel surcharges	$230	$801

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2016 vs. the Six Months Ended June 30, 2015

Revenues

Revenues for the six months ended June 30, 2016, were $9,081 million, a decrease of $1,623 million, or 15 percent as compared with the six months ended June 30, 2015. The decline in revenue is primarily due to a 7.5% decline in unit volume and lower fuel surcharge revenue driven primarily by lower fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 8 percent primarily as a result of lower fuel surcharges and business mix changes partially offset by increased rate per car / unit.

▪	Consumer Products volumes increased primarily due to increased domestic intermodal volumes as well as increased automotive volumes due to the addition of a new automotive customer.

▪
Industrial Products unit volumes decreased primarily due to lower petroleum products and commodities that support drilling due to pipeline displacement of U.S. crude traffic, along with lower U.S. production. In addition, there was lower demand for steel and taconite, partially offset by increased movements of non-owned rail equipment and increased plastics.

▪	Agricultural Products unit volumes increased due to higher grain exports.

▪	Coal volumes decreased due to lower demand driven by reduced energy consumption and low natural gas prices.

Expenses

Operating expenses for the six months ended June 30, 2016, were $6,082 million, a decrease of $898 million, or 13 percent, as compared with the six months ended June 30, 2015. A significant portion of this decrease is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits decreased due to lower headcounts driven by decreased volumes and productivity improvements, partially offset by inflation.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	Materials and other expense decreased primarily as a result of lower crew transportation, lodging and other travel costs, locomotive and freight car materials, and derailment-related costs.

▪	There were no significant changes in purchased services, depreciation and amortization expense, and equipment rents.

▪	The effective tax rate was 37.6 percent and 37.5 percent for the six months ended June 30, 2016 and 2015, respectively.

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

See Exhibit Index on page E-1 for a description of the exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BNSF Railway Company (Registrant)

By:	/s/ Julie A. Piggott
Julie A. Piggott Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)

Date:  August 5, 2016

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from BNSF Railway Company's Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (iii) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) the Consolidated Statements of Changes in Equity as of June 30, 2016, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
*Filed herewith

E-1