Form 10-Q
period 2016-09-30
BNSF RAILWAY CO
filed 2016-11-04
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 4, 2016
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$5,028	$5,450	$14,109	$16,154

Operating expenses:
Compensation and benefits	1,182	1,207	3,496	3,790
Purchased services	488	515	1,514	1,519
Depreciation and amortization	531	500	1,574	1,483
Fuel	533	670	1,359	2,080
Equipment rents	198	205	570	603
Materials and other	249	266	750	868
Total operating expenses	3,181	3,363	9,263	10,343
Operating income	1,847	2,087	4,846	5,811
Interest expense	11	11	39	23
Interest income, related parties	(50)	(34)	(140)	(94)
Other (income) expense, net	(1)	13	2	22

Income before income taxes	1,887	2,097	4,945	5,860
Income tax expense	709	780	1,860	2,190
Net income	$1,178	$1,317	$3,085	$3,670

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,178	$1,317	$3,085	$3,670

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax expense of $0 million and $1 million in the three and nine months ended September 30, 2016, respectively, and net of tax benefit of $0 million and $1 million in the three and nine months ended September 30, 2015, respectively	(1)	—	(1)	—
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	(1)	(1)
Other comprehensive loss, net of tax	(1)	—	(2)	(1)
Total comprehensive income	$1,177	$1,317	$3,083	$3,669

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$533	$565
Accounts receivable, net	1,409	1,230
Materials and supplies	795	829
Current portion of deferred income taxes	—	245
Other current assets	519	256
Total current assets	3,256	3,125

Property and equipment, net of accumulated depreciation of $5,669 and $4,864, respectively	60,860	59,454
Goodwill	14,803	14,803
Intangible assets, net	430	453
Other assets	2,088	2,057
Total assets	$81,437	$79,892

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,040	$2,956
Long-term debt due within one year	170	214
Total current liabilities	3,210	3,170

Deferred income taxes	19,981	19,217
Long-term debt	1,497	1,569
Intangible liabilities, net	592	667
Casualty and environmental liabilities	582	609
Pension and retiree health and welfare liability	347	353
Other liabilities	1,023	978
Total liabilities	27,232	26,563
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	26,043	22,958
Intercompany notes receivable	(14,804)	(12,597)
Accumulated other comprehensive income	46	48
Total stockholder’s equity	54,205	53,329
Total liabilities and stockholder’s equity	$81,437	$79,892

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$3,085	$3,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,574	1,483
Deferred income taxes	1,010	548
Long-term casualty and environmental liabilities, net	(33)	(12)
Other, net	(65)	(24)
Changes in current assets and liabilities:
Accounts receivable, net	(180)	(89)
Materials and supplies	35	(6)
Other current assets	(296)	(83)
Accounts payable and other current liabilities	324	676
Net cash provided by operating activities	5,454	6,163

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,410)	(3,180)
Acquisition of equipment	(493)	(877)
Purchases of investments and investments in time deposits	(5)	(149)
Proceeds from sales of investments and maturities of time deposits	24	24
Partnership investment	—	(36)
Other, net	(304)	(63)
Net cash used for investing activities	(3,188)	(4,281)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	500
Payments on long-term debt	(91)	(88)
Net increase in intercompany notes receivable classified as equity	(2,207)	(2,510)
Other, net	—	(3)
Net cash used for financing activities	(2,298)	(2,101)
Decrease in cash and cash equivalents	(32)	(219)
Cash and cash equivalents:
Beginning of period	565	585
End of period	$533	$366

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$49	$36
Capital investments accrued but not yet paid	$121	$304
Income taxes paid, net of refunds	$613	$791

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2015	$42,920	$22,958	$(12,597)	$48	$53,329
Change in intercompany notes receivable	—	—	(2,207)	—	(2,207)
Comprehensive income (loss), net of tax	—	3,085	—	(2)	3,083
Balance at September 30, 2016	$42,920	$26,043	$(14,804)	$46	$54,205

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2016, and the results of operations for the three and nine months ended September 30, 2016 and 2015.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2016 and December 31, 2015, $88 million and $73 million, respectively, of such allowances had been recorded.

At September 30, 2016 and December 31, 2015, $63 million and $48 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Debt securities	$48	$57
Equity securities	59	63
Total	$107	$120

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gains	$4	$1	$11	$1
Losses	—	(6)	(4)	(8)
Net Gain (Loss)	$4	$(5)	$7	$(7)

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$636	$206	$636	$183
Intangible liabilities	$1,403	$811	$1,403	$736

As of September 30, 2016 and December 31, 2015, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of intangible assets	$8	$8	$23	$46
Amortization of intangible liabilities	$25	$27	$75	$88

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2016	$8	$26
2017	$31	$96
2018	$31	$90
2019	$31	$27
2020	$31	$26

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

5.	Other Assets

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

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the nine months ended September 30, 2016 and 2015, the Company recognized a reduction to income tax expense of $31 million and $27 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	September 30, 2016	December 31, 2015
Unamortized investment balance classified as Other Assets	$213	$265
Maximum exposure to loss	$213	$265

6.	Debt

Fair Value of Debt Instruments

At September 30, 2016, and December 31, 2015, the fair value of BNSF Railway's debt, excluding capital leases, was $1,207 million and $1,145 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $1,038 million and $1,092 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Guarantees

As of September 30, 2016, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2016, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	11	$23	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Chevron Phillips Chemical Company LP

BNSF Railway has an indemnity agreement with Chevron Phillips Chemical Company LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a new storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of September 30, 2016.

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

During the third quarters of 2016 and 2015, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarter of 2016, management determined that the liability remained appropriate and no change was recorded. In the third quarter of 2015, management recorded an increase in expense of $5 million. The Company plans to update its study again in the third quarter of 2017.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2016	2015
Beginning balance	$369	$374
Accruals	16	30
Payments	(23)	(16)
Ending balance	$362	$388

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$375	$375
Accruals	66	67
Payments	(79)	(54)
Ending balance	$362	$388

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

At September 30, 2016 and December 31, 2015, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $320 million to $430 million. However, BNSF Railway believes that the $362 million recorded at September 30, 2016 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), a wholly-owned subsidiary of BNSF, offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2016 and 2015, BNSFIC wrote insurance coverage with premiums totaling $70 million and $73 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $53 million and $57 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2016 and December 31, 2015, unamortized premiums remaining on the Consolidated Balance Sheet were $22 million and $5 million, respectively. During the nine months ended September 30, 2016 and 2015, BNSFIC made claim payments totaling $74 million and $202 million, respectively, for settlement of covered claims. At September 30, 2016 and December 31, 2015, claims receivables from BNSFIC were $6 million and $15 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 217 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2016 and December 31, 2015 was $12 million for both periods.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2016	2015
Beginning balance	$355	$388
Accruals	3	—
Payments	(8)	(9)
Ending balance	$350	$379

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$369	$404
Accruals	3	3
Payments	(22)	(28)
Ending balance	$350	$379

At September 30, 2016 and December 31, 2015, $45 million and $50 million was included in current liabilities, respectively.

During the third quarters of 2016 and 2015, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2016 and 2015, management recorded an additional expense of $8 million and $7 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2017.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2016, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $285 million to $490 million. However, BNSF Railway believes that the $350 million recorded at September 30, 2016, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost	2016	2015
Service cost	$12	$12
Interest cost	23	23
Expected return on plan assets	(35)	(34)
Net cost recognized	$—	$1

	Pension Benefits
	Nine Months Ended September 30,
Net Cost	2016	2015
Service cost	$35	$36
Interest cost	71	68
Expected return on plan assets	(107)	(104)
Amortization of net loss	—	1
Net cost recognized	$(1)	$1

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2016	2015
Service cost	$—	$1
Interest cost	3	2
Amortization of prior service credits	(1)	(1)
Amortization of net loss	—	1
Net cost recognized	$2	$3

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2016	2015
Service cost	$1	$1
Interest cost	8	7
Amortization of prior service credits	(2)	(2)
Amortization of net loss	—	2
Net cost recognized	$7	$8

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $590 million and $779 million during the nine months ended September 30, 2016 and 2015, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows.

At September 30, 2016 and December 31, 2015, BNSF Railway had $252 million and $116 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2016 and December 31, 2015, BNSF Railway had $27 million and $19 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At September 30, 2016 and December 31, 2015, BNSF Railway had $14,804 million and $12,597 million, respectively, of intercompany notes receivable from BNSF. The $2,207 million increase in intercompany notes receivable was due to loans to BNSF during the nine months ended September 30, 2016. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,
	2016	2015
Revenues	$39	$54
Expenditures	$85	$105

	Nine Months Ended September 30,
	2016	2015
Revenues	$124	$152
Expenditures	$250	$298

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2016	$49	$(3)	$46

Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at September 30, 2015	$—	$(3)	$(3)
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended September 30,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(1)	[c]
Prior service credits	1	1	[c]
	1	—	Total before tax
	—	—	Tax benefit / (expense)
Total reclassifications for the period	$1	$—	Net of tax

	Nine Months Ended September 30,
Details about AOCI Components	2016	2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(3)	[c]
Prior service credits	2	2	[c]
	2	(1)	Total before tax
	(1)	1	Tax benefit / (expense)
Total reclassifications for the period	$1	$—	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 was effective for public companies in annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August of 2015, the FASB deferred the effective date one year to the annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period). ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company does not expect this standard to have a material impact to the Consolidated Financial Statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 may be adopted retrospectively or prospectively if it is impractical to apply the amendments retrospectively. The Company does not expect this standard to have a material impact to the Consolidated Financial Statements.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the nine months ended September 30, 2016, and a comparative analysis to the nine months ended September 30, 2015.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consumer Products	$4,817	$4,924	3,803	3,795
Industrial Products	3,583	4,257	1,308	1,414
Agricultural Products	3,053	3,108	816	765
Coal	2,387	3,561	1,279	1,739
Total Freight Revenues	13,840	15,850	7,206	7,713
Other Revenues	269	304
Total Operating Revenues	$14,109	$16,154

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2016	2015
Consumer Products	$1,267	$1,297
Industrial Products	2,739	3,011
Agricultural Products	3,741	4,063
Coal	1,866	2,048
Total Freight Revenues	$1,921	$2,055

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2016	2015
Total fuel expense [a]	$1,359	$2,080
BNSF Railway fuel surcharges	$400	$1,104

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2016 vs. the Nine Months Ended September 30, 2015

Revenues

Revenues for the nine months ended September 30, 2016, were $14,109 million, a decrease of $2,045 million, or 13 percent as compared with the nine months ended September 30, 2015. The decline in revenue is primarily due to a 6.6 percent decline in unit volume and lower fuel surcharge revenue driven primarily by lower fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit decreased 6.5 percent primarily as a result of lower fuel surcharges and business mix changes.

▪
Consumer Products volumes were relatively flat. The addition of a new automotive customer and increased domestic intermodal volume was offset by lower international intermodal volume due to soft economic activity and excess retail inventories.

▪
Industrial Products unit volumes decreased primarily due to lower petroleum products and commodities that support drilling due to pipeline displacement of U.S. crude traffic, along with lower U.S. production. In addition, there was lower demand for steel and taconite, partially offset by increased movements of non-owned rail equipment and increased plastic product volumes.

▪	Agricultural Products unit volumes increased due to higher corn, soybeans, and wheat exports.

▪	Coal volumes decreased due to lower demand driven by reduced energy consumption, coal unit retirements and low natural gas prices.

Expenses

Operating expenses for the nine months ended September 30, 2016, were $9,263 million, a decrease of $1,080 million, or 10 percent, as compared with the nine months ended September 30, 2015. A significant portion of this decrease is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits decreased due to lower headcount driven by lower volumes and productivity improvements, partially offset by inflation.

▪	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

▪	Materials and other expense decreased primarily as a result of lower crew transportation, lodging and other travel costs, locomotive and freight car materials, and derailment-related costs.

▪	There were no significant changes in purchased services, depreciation and amortization expense, and equipment rents.

▪	The effective tax rate was 37.6 percent and 37.4 percent for the nine months ended September 30, 2016 and 2015, respectively.

Capital Commitments

BNSF Railway anticipates that capital commitments for 2016 will be approximately $4.05 billion or $100 million lower than previously disclosed.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

PART II OTHER INFORMATION

Item 1.     Legal Proceedings.

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008.  On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class, but no order has been issued.  The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

Date:  November 4, 2016

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from BNSF Railway Company's Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (iii) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) the Consolidated Statements of Changes in Equity as of September 30, 2016, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
*Filed herewith

E-1