Form 10-K
period 2016-12-31
BNSF RAILWAY CO
filed 2017-02-27
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 24, 2017

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

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2016, BNSF Railway had approximately 41,000 employees.

BNSF Railway’s internet address is www.bnsf.com. Through this internet website (under the “About BNSF/Financial Information” link), BNSF Railway makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). BNSF Railway makes available on its website other previously filed SEC reports, registration statements and exhibits via a link to the SEC’s website at www.sec.gov. The Code of Conduct for officers and salaried employees, along with other information about our business, is also made available on the Company’s website. BNSF Railway intends to disclose any amendments to the Code of Conduct or any waiver from a provision of the Code of Conduct on its website.

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
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws or regulation of greenhouse gas emissions could reduce the demand for coal and revenues from the coal transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition or liquidity.

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
As part of its railroad operations, the Company is exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Personal injury claims by BNSF Railway employees are subject to the Federal Employers’ Liability Act (FELA), rather than state workers’ compensation laws. The Company believes that the FELA system, which includes unscheduled awards and a reliance on the jury system, can contribute to increased expenses. Other proceedings include claims by third parties for punitive as well as compensatory damages, and from time to time may include proceedings that have been certified as or purport to be class actions. Developments in legislative and judicial standards, material changes to litigation trends, or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on the Company’s operating results, financial condition or liquidity.

The Company is subject to stringent environmental laws and regulations, which may impose significant costs on its business operations.
The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on greenhouse gas emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations could also adversely affect fuel efficiency and increase operating costs. Delays, litigation, local concerns, special interest opposition and difficulty in obtaining approvals for projects requiring federal, state or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation or as a result of alleged damages to natural resources or environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law.

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

As of December 31, 2016, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of over 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for over 10,000 miles operated under trackage rights.

Property and Facilities
BNSF Railway operates various facilities and equipment to support its transportation system, including its infrastructure and locomotives and freight cars. It also owns or leases other equipment to support rail operations, such as vehicles. Support facilities for rail operations include yards and terminals throughout its rail network, system locomotive shops to perform locomotive servicing and maintenance, a centralized network operations center for train dispatching and network operations monitoring and management in Fort Worth, Texas, regional dispatching centers, computers, telecommunications equipment, signal systems and other support systems. Transfer facilities are maintained for rail-to-rail as well as intermodal transfer of containers, trailers and other freight traffic. These facilities include approximately 25 intermodal hubs located across the system.

As of December 31, 2016, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 8,000 locomotives and 72,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF Railway incurs significant costs in repairing and maintaining its properties. In 2016, BNSF Railway recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

Business Mix
In serving the Midwest, Pacific Northwest, Western, Southwestern and Southeastern regions and ports of the country, BNSF Railway transports, through one operating transportation services segment, a range of products and commodities derived from the manufacturing, agricultural and natural resource industries. Over half of the freight revenues of the Company are covered by contractual agreements of varying durations, while the balance is subject to common carrier published prices or quotations offered by the Company. BNSF Railway’s financial performance is influenced by, among other things, general and industry economic conditions at the international, national and regional levels. The following map illustrates the Company’s primary routes, including trackage rights, which allow BNSF Railway to access major cities and ports in the western and southern United States as well as Canadian and Mexican traffic. In addition to major cities and ports, BNSF Railway efficiently serves many smaller markets by working closely with approximately 200 shortline railroads. BNSF Railway has also entered into marketing agreements with other rail carriers, expanding the marketing reach for each railroad and our collective customers.

SYSTEM MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Haulage Agreement
Handling Carrier
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2017 BNSF Railway
January 2017
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Galesburg
Alliance
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Oklahoma City
Amarillo
Albuquerque
Belen
Winslow
San Bernardino
Los Angeles
Long Beach
San Diego
Phoenix
Birmingham
Atlanta
Fort Worth
El Paso
New Orleans
Houston
BRITISH COLUMBIA
ALBERTA
SASKATCHEWAN
MANITOBA
ONTARIO
QUÉBEC
NEW BRUNSWICK
MAINE
WASHINGTON
MONTANA
NORTH DAKOTA
MINNESOTA
OREGON
IDAHO
SOUTH DAKOTA
WISCONSIN
MICHIGAN
VERMONT
NEW HAMPSHIRE
NEW YORK
MASS.
CONNECTICUT
R.I.
WYOMING
NEBRASKA
IOWA
PENNSYLVANIA
NEW JERSEY
NEVADA
UTAH
COLORADO
KANSAS
ILLINOIS
INDIANA
OHIO
DEL.
MARYLAND
WEST VIRGINIA
VIRGINIA
MISSOURI
KENTUCKY
CALIFORNIA
NORTH CAROLINA
TENNESSEE
ARKANSAS
SOUTH CAROLINA
NEW MEXICO
ARIZONA
OKLAHOMA
ALABAMA
GEORGIA
MISSISSIPPI
LOUISIANA
FLORIDA
TEXAS
BAJA CALIFORNIA
SONORA
CHIHUAHUA
COAHUILA
BAJA CALIFORNIA SUR
SINALOA
DURANGO
NUEVO LEON
TAMAULIPAS
ZACATECAS

Consumer Products:
The Consumer Products freight business provided 35 percent of freight revenues for the 12 months ended December 31, 2016, and consisted of the following business sectors: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal and Automotive.

Industrial Products:
The Industrial Products freight business provided 25 percent of freight revenues for the 12 months ended December 31, 2016, and consisted of the following five business areas: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 22 percent of freight revenues for the 12 months ended December 31, 2016. These products include corn, wheat, soybeans, ethanol, fertilizer, bulk foods, feeds, oil seeds and meals, milo, oils, barley, oats and rye, flour and mill products, specialty grains and malt.

Coal:
The transportation of coal contributed 18 percent of freight revenues for the 12 months ended December 31, 2016, with more than 90 percent of all BNSF Railway’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2016 was 50.1 percent.

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

On March 5, 2015, a loaded BNSF Railway crude oil train derailed near Galena, IL. Some of the derailed railcars released crude oil in and around a wetland and a number of the derailed cars caught fire at the derailment location. On June 30, 2015, the Illinois Attorney General’s office and the Illinois Environmental Protection Agency filed a complaint and an interim enforcement order against BNSF Railway in the Circuit Court for the Fifteenth Judicial Circuit, Jo Daviess County, Illinois, Chancery Division, with regard to the derailment and release of crude oil seeking injunctive relief and damages in excess of $100,000. In February 2017, the Court entered a final order approving a settlement pursuant to which BNSF Railway will pay a penalty of $50,000 to resolve, without admission, the claimed violations.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2016, and a comparative analysis of the year ended December 31, 2015.

Results of Operations

Revenues Summary
The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Consumer Products	$6,534	$6,591	5,118	5,066
Industrial Products	4,764	5,552	1,727	1,873
Agricultural Products	4,240	4,234	1,110	1,044
Coal	3,383	4,625	1,803	2,286
Total freight revenues	18,921	21,002	9,758	10,269
Other revenues	357	399
Total operating revenues	$19,278	$21,401

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Consumer Products	$1,277	$1,301
Industrial Products	2,759	2,964
Agricultural Products	3,820	4,056
Coal	1,876	2,023
Total freight revenues	$1,939	$2,045

Fuel Surcharges
Freight revenues include both revenue for transportation services and fuel surcharges. Where BNSF Railway’s fuel surcharge program is applied, it is intended to recover BNSF Railway's incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. BNSF Railway has two standard fuel surcharge programs - Percent of Revenue and Mileage-Based. In addition, in certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Total fuel expense[a]	$1,934	$2,656
BNSF Railway fuel surcharges	$580	$1,313
a  Total fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Revenues
Revenues for the year ended December 31, 2016, were $19,278 million, a decrease of $2,123 million, or 10 percent, as compared with the year ended December 31, 2015. The decline in revenue is primarily due to a 5 percent decline in unit volume and lower fuel surcharge revenue driven primarily by lower fuel prices. The change in revenues is due to the following:

•	Average revenue per car / unit decreased 5 percent primarily as a result of lower fuel surcharges and business mix changes.

•
Consumer Products volumes increased primarily due to higher domestic intermodal volumes and the addition of a new automotive customer. The volume increase was partially offset by lower international intermodal volumes due to soft economic activity and excess retail inventories.

•
Industrial Products unit volumes decreased primarily due to lower petroleum products due to pipeline displacement of U.S. crude traffic, along with lower U.S. production. In addition, there was lower demand for steel and taconite, partially offset by increased plastics products volume.

•	Agricultural Products unit volumes increased due to higher corn, soybean, and wheat exports.

•	Coal volumes decreased due to lower demand driven by reduced energy consumption, coal unit retirements, high coal stockpiles, and low natural gas prices.

Expense Table
The following table presents BNSF Railway’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Compensation and benefits	$4,717	$4,994
Depreciation and amortization	2,115	1,993
Purchased services	2,037	2,056
Fuel	1,934	2,656
Equipment rents	766	801
Materials and other	1,072	1,134
Total operating expenses	$12,641	$13,634

Interest expense	$50	$35
Interest income, related parties	$(197)	$(131)
Other expense, net	$5	$20
Income tax expense	$2,519	$2,928

Expenses
Operating expenses for the year ended December 31, 2016, were $12,641 million, a decrease of $993 million, or 7 percent, as compared with the year ended December 31, 2015. A significant portion of this decrease is due to the following changes in underlying trends in expenses:

•	Compensation and benefits decreased due to lower headcount driven by lower volumes and productivity improvements, partially offset by inflation.

•	Depreciation and amortization expense increased due to increased assets in service reflecting our ongoing capital additions and improvement programs.

•	Fuel expense decreased primarily due to lower average fuel prices and lower volumes.

•	There were no significant changes in purchased services, equipment rents, and materials and other expense.

•	The effective tax rate was 37.2 percent and 37.3 percent for the years ended December 31, 2016 and 2015, respectively.

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

Forward-looking statements involve a number of risks and uncertainties, and actual performance or results may differ materially. For a discussion of material risks and uncertainties that the Company faces, see the discussion in Item 1A, “Risk Factors.” Important factors that could cause actual results to differ materially include, but are not limited to, the following:

•
Economic and industry conditions: material adverse changes in economic or industry conditions, both in the United States and globally; volatility in the capital or credit markets including changes affecting the timely availability and cost of capital; changes in customer demand; effects of adverse economic conditions affecting shippers or BNSF Railway’s supplier base; effects due to more stringent regulatory policies such as the regulation of greenhouse gas emissions that could reduce the demand for coal or governmental tariffs or subsidies that could affect the demand for grain; the impact of low natural gas or oil prices on energy-related commodities demand; changes in environmental laws and other laws and regulations that could affect the demand for drilling products and products produced by drilling; changes in prices of fuel and other key materials, the impact of high barriers to entry for prospective new suppliers and disruptions in supply chains for these materials; competition and consolidation within the transportation industry; and changes in crew availability, labor and benefits costs and labor difficulties, including stoppages affecting either BNSF Railway’s operations or customers’ abilities to deliver goods to BNSF Railway for shipment.

•
Legal, legislative and regulatory factors: developments and changes in laws and regulations, including those affecting train operations, the marketing of services or regulatory restrictions on equipment; the ultimate outcome of shipper and rate claims subject to adjudication claims, investigations or litigation alleging violations of the antitrust laws; increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board in various areas including rates and services; developments in environmental investigations or proceedings with respect to rail operations or current or past ownership or control of real property or properties owned by others impacted by BNSF Railway operations; losses resulting from claims and litigation relating to personal injuries, asbestos and other occupational diseases; the release of hazardous materials, environmental contamination and damage to property; regulation, restrictions or caps, or other controls on transportation of energy-related commodities or other operating restrictions that could affect operations or increase costs; the availability of adequate insurance to cover the risks associated with operations; and changes in tax rates and tax laws.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
At December 31, 2016, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF Railway’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF Railway’s overall financial position.

Interest Rate Sensitivity
At December 31, 2016, the fair value of BNSF Railway’s debt, excluding capital leases, was $1,127 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2017, based on debt levels as of December 31, 2016:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt
1-percent decrease	$91 million increase
1-percent increase	$82 million decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company

We have audited the accompanying consolidated balance sheets of BNSF Railway Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BNSF Railway Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 24, 2017

BNSF Railway Company and Subsidiaries

Consolidated Statements of Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	$19,278	$21,401	$22,714
Operating expenses:
Compensation and benefits	4,717	4,994	4,983
Depreciation and amortization	2,115	1,993	2,117
Purchased services	2,037	2,056	2,167
Fuel	1,934	2,656	4,478
Equipment rents	766	801	867
Materials and other	1,072	1,134	1,108
Total operating expenses	12,641	13,634	15,720
Operating income	6,637	7,767	6,994
Interest expense	50	35	44
Interest income, related parties	(197)	(131)	(102)
Other expense, net	5	20	11
Income before income taxes	6,779	7,843	7,041
Income tax expense	2,519	2,928	2,644
Net income	$4,260	$4,915	$4,397

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$4,260	$4,915	$4,397

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax expense of $45 million, tax expense of $31 million and tax benefit of $156 million, respectively	72	50	(251)
Change in accumulated other comprehensive income (loss) of equity method investees	(1)	—	4
Other comprehensive income (loss), net of tax	71	50	(247)
Total comprehensive income	$4,331	$4,965	$4,150

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$570	$565
Accounts receivable, net	1,508	1,230
Materials and supplies	825	829
Current portion of deferred income taxes	—	245
Other current assets	278	256
Total current assets	3,181	3,125
Property and equipment, net of accumulated depreciation of $6,124 and $4,864, respectively	61,213	59,454
Goodwill	14,803	14,803
Intangible assets, net	423	453
Other assets	2,155	2,057
Total assets	$81,775	$79,892

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$3,492	$2,956
Long-term debt due within one year	85	214
Total current liabilities	3,577	3,170

Deferred income taxes	20,001	19,217
Long-term debt	1,467	1,569
Casualty and environmental liabilities	584	609
Intangible liabilities, net	567	667
Pension and retiree health and welfare liability	321	353
Other liabilities	1,120	978
Total liabilities	27,637	26,563
Commitments and contingencies (see Notes 11 and 12)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in-capital	42,920	42,920
Retained earnings	27,218	22,958
Intercompany notes receivable	(16,119)	(12,597)
Accumulated other comprehensive income (loss)	119	48
Total stockholder’s equity	54,138	53,329
Total liabilities and stockholder’s equity	$81,775	$79,892

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating Activities
Net income	$4,260	$4,915	$4,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,115	1,993	2,117
Deferred income taxes	987	1,139	937
Long-term casualty and environmental liabilities, net	(35)	(35)	(43)
Other, net	63	(22)	(261)
Changes in current assets and liabilities:
Accounts receivable, net	(201)	121	(86)
Materials and supplies	4	(34)	40
Other current assets	(129)	(4)	(40)
Accounts payable and other current liabilities	574	(89)	(56)
Net cash provided by operating activities	7,638	7,984	7,005
Investing Activities
Capital expenditures excluding equipment	(3,225)	(4,398)	(3,734)
Acquisition of equipment	(614)	(1,226)	(1,509)
Purchases of investments and investments in time deposits	(8)	(151)	—
Proceeds from sales of investments and maturities of time deposits	27	27	—
Partnership investment	—	(36)	—
Other, net	(174)	37	(2)
Net cash used for investing activities	(3,994)	(5,747)	(5,245)
Financing Activities
Proceeds from issuance of long-term debt	—	500	—
Payments on long-term debt	(117)	(121)	(141)
Net increase in intercompany notes receivable classified as equity	(3,522)	(2,634)	(1,566)
Other, net	—	(2)	—
Net cash used for financing activities	(3,639)	(2,257)	(1,707)
Increase (decrease) in cash and cash equivalents	5	(20)	53
Cash and cash equivalents:
Beginning of period	565	585	532
End of period	$570	$565	$585

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$60	$52	$57
Capital investments accrued but not yet paid	$305	$421	$293
Income taxes paid, net of refunds	$1,020	$1,447	$1,691

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity
In millions

	Common Stock and Paid-in- Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
Balance at December 31, 2013	$42,920	$13,646	$(8,397)	$245	$48,414
Comprehensive income, net of tax	—	4,397	—	(247)	4,150
Intercompany notes receivable	—	—	(1,566)	—	(1,566)
Balance at December 31, 2014	42,920	18,043	(9,963)	(2)	50,998
Comprehensive income, net of tax	—	4,915	—	50	4,965
Intercompany notes receivable	—	—	(2,634)	—	(2,634)
Balance at December 31, 2015	42,920	22,958	(12,597)	48	53,329
Comprehensive income, net of tax	—	4,260	—	71	4,331
Intercompany notes receivable	—	—	(3,522)	—	(3,522)
Balance at December 31, 2016	$42,920	$27,218	$(16,119)	$119	$54,138

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF). BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural and natural resource industries, which constituted 35 percent, 25 percent, 22 percent, and 18 percent, respectively, of total freight revenues for the year ended December 31, 2016.

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

Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. The impairment test involves a two-step process. The first step is to estimate the fair value of the reporting unit using valuation models such as discounting projected future net cash flows and/or a multiple of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, a second step is performed. Under the second step, the identifiable assets and liabilities, including identifiable intangible assets and liabilities, of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the estimated fair value of net assets establishes the implied value of goodwill. If the carrying amount of goodwill exceeds the implied value of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Under group depreciation, the historical cost net of salvage of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. This historical cost of certain assets is estimated as it is impracticable to track individual, homogeneous network-type assets. Historical costs are estimated by deflating current costs using the Producer Price Index (PPI) or a unit cost method. These methods closely correlate with the major costs of the items comprising the asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, BNSF Railway monitors the estimated service lives of its assets and the accumulated depreciation associated with each asset class to ensure its depreciation rates are appropriate.

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

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or at the fair value of the leased assets at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

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

3. Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is still evaluating the effect this standard will have on its Consolidated Financial Statements; however, it is not expected to be material. The Company expects to use the modified retrospective method when implementing this standard in first quarter 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. At December 31, 2016, BNSF Railway had long-term operating leases with $3.4 billion of remaining minimum lease payments. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability.

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

In January 2017, the FASB issued Accounting Standard Update 2017-04 (ASU 2017-04), Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. With ASU 2017-04, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. ASU 2017-04 is not expected to have a material impact to the Company's consolidated financial position, results of operations or cash flows.

4. Income Taxes

Income tax expense was as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Current:
Federal	$1,360	$1,579	$1,488
State	172	210	219
Total current	1,532	1,789	1,707
Deferred:
Federal	892	1,089	834
State	95	50	103
Total deferred	987	1,139	937
Total	$2,519	$2,928	$2,644

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.2	3.0
Other, net	(0.4)	0.1	(0.4)
Effective tax rate	37.2%	37.3%	37.6%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2016	December 31, 2015
Deferred tax liabilities:
Property and equipment	$(20,660)	$(19,687)
Other	(369)	(362)
Total deferred tax liabilities	(21,029)	(20,049)
Deferred tax assets:
Compensation and benefits	332	327
Casualty and environmental	237	288
Pension and retiree health and welfare benefits	89	126
Intangible assets and liabilities	72	100
Long-term debt fair value adjustment under acquisition method accounting	8	17
Other	290	219
Total deferred tax assets	1,028	1,077
Net deferred tax liability	$(20,001)	$(18,972)

Non-current deferred income tax liability	$(20,001)	$(19,217)
Current portion of deferred income taxes	—	245
Net deferred tax liability	$(20,001)	$(18,972)

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

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, was $62 million, $69 million and $78 million, respectively. The amount of unrecognized tax benefits at December 31, 2016 that would affect the Company’s effective tax rate if recognized was $31 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$69	$78	$56
Additions for tax positions related to current year	4	7	16
Additions (reductions) for tax positions taken in prior years	(1)	(8)	13
Additions (reductions) for tax positions as a result of:
Settlements	1	1	(1)
Lapse of statute of limitations	(11)	(9)	(6)
Ending balance	$62	$69	$78

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF Railway does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $5 million for interest and penalties for the years ended December 31, 2016 and 2015. For the year ended December 31, 2016, the incremental interest and penalty expense recognized was less than $1 million. For the years ended December 31, 2015 and 2014, the Company recognized a reduction of approximately $4 million and an increase of approximately $3 million in interest and penalty expense, respectively.

5. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2016 and 2015, $87 million and $73 million, respectively, of such allowances had been recorded.

At December 31, 2016 and 2015, $86 million and $48 million, respectively, of accounts receivable were greater than 90 days old.

6. Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of December 31, 2016 and December 31, 2015 (in millions):

	December 31, 2016	December 31, 2015
Debt securities	$47	$57
Equity securities	60	63
Total	$107	$120

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	December 31, 2016	December 31, 2015	December 31, 2014
Gains	$12	$6	$—
Losses	(6)	(11)	—
Net Gain (Loss)	$6	$(5)	$—

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

			2016
	December 31, 2016	December 31, 2015	Range of Estimated Useful Life
Land for transportation purposes	$6,061	$6,035	—
Track structure	22,287	21,200	15 – 50 years
Other roadway	25,990	24,767	7 – 100 years
Locomotives	8,338	7,794	7 – 35 years
Freight cars and other equipment	2,755	2,629	8 – 40 years
Computer hardware, software and other	941	862	6 – 9 years
Construction in progress	965	1,031	—
Total cost	67,337	64,318
Less accumulated depreciation and amortization	(6,124)	(4,864)
Property and equipment, net	$61,213	$59,454

The Consolidated Balance Sheets at December 31, 2016 and 2015, included $738 million, net of $333 million of amortization, and $814 million, net of $362 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $26 million, $34 million and $30 million of interest for the years ended December 31, 2016, 2015 and 2014, respectively.

8.   Goodwill and Other Intangible Assets and Liabilities

During the years ended December 31, 2016, 2015 and 2014, no impairment losses related to goodwill were incurred. As of December 31, 2016 and 2015, there were no accumulated impairment losses related to goodwill. For both the years ended December 31, 2016 and 2015, the carrying values were $14,803 million and no additional goodwill was recognized.

Intangible assets and liabilities were as follows (in millions):

	As of December 31, 2016		As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$637	$214	$636	$183
Intangible liabilities	$1,403	$836	$1,403	$736

As of December 31, 2016 and 2015, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	December 31, 2016	December 31, 2015	December 31, 2014
Amortization of intangible assets	$31	$54	$306
Amortization of intangible liabilities	$100	$115	$179

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2017	$31	$96
2018	$31	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24

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

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the years ended December 31, 2016, 2015, and 2014, the Company recognized a reduction to income tax expense of $39 million, $29 million, and $35 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Unamortized investment balance classified as Other Assets	$196	$265
Maximum exposure to loss	$196	$265

Included within Other Assets are capitalized right to use fixed assets of $895 million and $838 million, and related accumulated amortization of $265 million and $245 million, for the years ended December 31, 2016 and 2015, respectively.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2016	December 31, 2015
Property and income tax liabilities	$882	$387
Compensation and benefits payable	775	770
Accounts payable	498	303
Capital expenditure estimated liabilities	202	317
Customer incentives	149	135
Casualty and environmental liabilities	125	135
Rents and leases	117	111
Other	744	798
Total	$3,492	$2,956

11. Debt

Debt outstanding was as follows (in millions):

	December 31, 2016 [a]		December 31, 2015 [a]
Notes and debentures, due 2022	$200	8.8%	$200	8.8%
Equipment obligations, due 2017 to 2028	516	3.6	564	3.7
Capitalized lease obligations, due 2017 to 2029	512	6.1	660	6.1
Mortgage bonds, due 2020 to 2047	81	4.5	81	4.5
Financing obligations, due 2017 to 2028	226	6.3	237	6.3
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	17		41
Total	1,552		1,783
Less current portion of long-term debt	(85)	5.5%	(214)	5.7%
Long-term debt	$1,467		$1,569
a  Amounts represent debt outstanding and weighted average effective interest rates for 2016 and 2015, respectively. Maturities are as of December 31, 2016.

As of December 31, 2016, certain BNSF Railway properties and other assets were subject to liens securing $81 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The fair value of BNSF Railway’s long-term debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). Capital leases have been excluded from the calculation of fair value for both 2016 and 2015.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2016.

	December 31, 2016
	Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total Including Capital Leases	Total Excluding Capital Leases	[a]	Fair Value Excluding Capital Leases
Fixed-rate debt (in millions)	$85	$89	$86	$120	$218	$954	$1,552	$1,024		$1,127
Average interest rate	5.5%	5.5%	5.5%	5.8%	6.2%	5.7%	5.5%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.

As of December 31, 2015, the fair value of fixed-rate debt excluding capital leases was $1,145 million.

Equipment Obligation
In June 2015, BNSF Railway entered into a 13-year equipment obligation totaling $500 million at 3.442 percent.

Capital Leases
In 2016, additions to capital leases were not material. There were no additions to capital leases in 2015. In 2014, additions to capital leases were not material.

Guarantees
As of December 31, 2016, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2016, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	11	$22	[c]
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

Chevron Phillips Chemical Company LP
BNSF Railway has an indemnity agreement with Chevron Phillips Chemical Company LP (Chevron Phillips), granting certain rights of indemnity from BNSF Railway, in order to facilitate access to a storage facility. Under certain circumstances, payment under this obligation may be required in the event Chevron Phillips were to incur certain liabilities or other incremental costs resulting from trackage access.

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

Variable Interest Entities - Leases
BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of December 31, 2016. The future minimum lease payments are included in future operating lease payments disclosed in Note 12.

In the event the leased asset is destroyed, BNSF Railway is obligated to either replace the asset or pay a fixed loss amount. The inclusion of the fixed loss amount is a standard clause within the lease arrangements. Historically, BNSF Railway has not incurred significant losses related to this clause. As such, it is not anticipated that the maximum exposure to loss would materially differ from the future minimum lease payments.

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

12. Commitments and Contingencies

Lease Commitments
BNSF Railway has substantial lease commitments for locomotives, freight cars, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2016, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2017	$77	$519
2018	74	475
2019	71	446
2020	69	449
2021	200	374
Thereafter	164	1,154
Total	655	$3,417
Less amount representing interest	(143)
Present value of minimum lease payments	$512
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases.

Lease rental expense for all operating leases, excluding per diem leases, was $595 million, $623 million and $626 million for the years ended December 31, 2016, 2015 and 2014, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rentals were not significant.

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

During the third quarters of 2016, 2015 and 2014, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In 2016, management determined that the liability remained appropriate and no change was recorded. In 2015, management recorded an increase in expense of $5 million. In 2014, management recorded a decrease in expense of $2 million. The Company plans to update its study again in the third quarter of 2017.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$375	$375	$387
Accruals	80	81	61
Payments	(88)	(81)	(73)
Ending balance	$367	$375	$375

At December 31, 2016 and 2015, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $325 million to $435 million. However, BNSF Railway believes that the $367 million recorded at December 31, 2016, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), a wholly-owned subsidiary of BNSF, provides insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the years ended December 31, 2016, 2015 and 2014, BNSFIC wrote insurance coverage with premiums totaling $70 million, $73 million and $79 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $70 million, $75 million and $79 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At December 31, 2016 and 2015, unamortized premiums remaining on the Consolidated Balance Sheet were $5 million for both periods. During the years ended December 31, 2016, 2015 and 2014, BNSFIC made claim payments totaling $69 million, $214 million and $98 million, respectively, for settlement of covered claims. At December 31, 2016 and 2015, claims receivables from BNSFIC were $3 million and $15 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 220 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of December 31, 2016 and 2015 was $12 million for both periods.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$369	$404	$435
Accruals	5	4	13
Payments	(32)	(39)	(44)
Ending balance	$342	$369	$404

At December 31, 2016 and 2015, $40 million and $50 million were included in current liabilities, respectively.

During the third quarters of 2016, 2015 and 2014, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2016, 2015 and 2014, management recorded additional expense of $8 million, $7 million and $5 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2017.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2016, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $275 million to $480 million. However, BNSF Railway believes that the $342 million recorded at December 31, 2016, is the best estimate of the Company’s future obligation for environmental costs.

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

Components of the net (benefit) cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Service cost	$46	$48	$38
Interest cost	95	90	95
Expected return on plan assets	(142)	(138)	(134)
Amortization of prior service credits	(1)	(1)	(1)
Amortization of net loss	1	2	1
Settlements	(1)	(1)	(1)
Net (benefit) cost recognized	$(2)	$—	$(2)

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Service cost	$1	$1	$1
Interest cost	10	10	11
Amortization of prior service credits	(2)	(2)	(2)
Amortization of net loss	1	2	1
Net cost recognized	$10	$11	$11

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following table shows the change in projected benefit obligation (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2016	December 31, 2015
Projected benefit obligation at beginning of period	$2,320	$2,452
Service cost	46	48
Interest cost	95	90
Actuarial gain	(55)	(111)
Benefits paid	(143)	(145)
Administrative expenses	—	(1)
Settlements	(16)	(13)
Projected benefit obligation at end of period	2,247	2,320
Component representing future salary increases	(102)	(146)
Accumulated benefit obligation at end of period	$2,145	$2,174

	Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2016	December 31, 2015
Projected benefit obligation at beginning of period	$258	$280
Service cost	1	1
Interest cost	10	10
Plan participants’ contributions	5	5
Actuarial gain	(13)	(13)
Benefits paid	(24)	(25)
Projected benefit obligation at end of period	$237	$258

At December 31, 2016, BNSF’s pension plans had plan assets in excess of accumulated and projected benefit obligations. At December 31, 2015, BNSF's pension plans had plan assets in excess of accumulated benefit obligations and projected benefit obligations in excess of plan assets.

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2016	December 31, 2015
Fair value of plan assets at beginning of period	$2,289	$2,342
Actual return on plan assets	193	95
Employer contributions[a]	10	11
Benefits paid	(143)	(145)
Administrative expenses	—	(1)
Settlements	(16)	(13)
Fair value of plan assets at measurement date	$2,333	$2,289
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2016	December 31, 2015
Fair value of plan assets at beginning of period	$—	$—
Employer contributions[a]	19	20
Plan participants’ contributions	5	5
Benefits paid	(24)	(25)
Fair value of plan assets at measurement date	$—	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Funded status (plan assets less projected benefit obligations)	$86	$(31)	$(237)	$(258)

Of the combined pension and retiree health and welfare benefits liability of $151 million and $289 million recognized as of December 31, 2016 and 2015, respectively, $30 million was included in other current liabilities in both December 31, 2016 and 2015, and $200 million and $93 million were included in other assets at December 31, 2016 and 2015, respectively.

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income / (loss) (AOCI). The following table shows the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$102	$34	$427
Amortization of net loss	1	2	1
Amortization of prior service credits	(1)	(1)	(1)
Actuarial gain (loss)	106	68	(392)
Settlements	(1)	(1)	(1)
Ending balance	$207	$102	$34

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2016	December 31, 2015	December 31, 2014
Beginning balance	$(21)	$(34)	$(20)
Amortization of net loss	1	2	1
Amortization of prior service credits	(2)	(2)	(2)
Actuarial gain (loss)	13	13	(13)
Ending balance	$(9)	$(21)	$(34)

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

	Pension Benefits		Retiree Health and Welfare Benefits
	2016	2015	2016	2015
Net gain (loss)	$206	$99	$(14)	$(28)
Prior service credits	4	5	5	7
Settlements	(3)	(2)	—	—
Pre-tax amount recognized in AOCI at December 31,	$207	$102	$(9)	$(21)
After-tax amount recognized in AOCI at December 31,	$128	$63	$(6)	$(13)

The assumptions used in accounting for the BNSF plans were as follows:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2016	December 31, 2015	December 31, 2014
Discount rate	4.2%	3.8%	4.5%
Expected long-term rate of return on plan assets	6.6%	6.6%	6.8%
Rate of compensation increase	3.8%	3.8%	3.8%

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2016	December 31, 2015	December 31, 2014
Discount rate	4.1%	3.7%	4.5%
Rate of compensation increase	3.8%	3.8%	3.8%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Discount rate	4.1%	4.2%	3.9%	4.1%
Rate of compensation increase	3.3%	3.8%	3.3%	3.8%

BNSF determined the discount rate based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans' expected benefit payments. The discount rate used for the 2017 calculation of net benefit cost decreased to 4.1 percent for pension and 3.9 percent for retiree health and welfare benefits, which reflects market conditions at the December 31, 2016 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2016, BNSF obtained an updated study which had an immaterial impact on its pension and retiree health and welfare projected benefit obligations.

In 2015, BNSF utilized the Society of Actuaries (SOA) RP-2014 mortality tables with a modified improvement scale in the calculation of its year-end benefit obligations. In 2016, BNSF adopted actuary-produced mortality tables and an improvement scale derived from the updated tables in the calculation of its December 31, 2016 liabilities, as they represent a better estimate of mortality for plan participants. The change in mortality table assumption had an immaterial impact on the Company's pension and retiree health and welfare projected benefit obligations.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience will differ from the assumed rates. The expected rate of return on plan assets was 6.6 percent for 2016 and will be 6.6 percent for 2017.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and rate of return on plan assets:

Sensitivity Analysis
	Change in Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	$1	million	increase	$—	decrease
50 basis point increase	$7	million	decrease	$—	increase
Hypothetical Rate of Return on Plan Assets Change	Pension
50 basis point decrease	$11	million	increase
50 basis point increase	$11	million	decrease

The following table presents assumed health care cost trend rates:

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Assumed health care cost trend rate for next year (participants over 65)	3.0%	3.0%	3.0%
Assumed health care cost trend rate for next year (participants under 65)	7.4%	7.7%	7.9%
Rate to which health care cost trend rate for participants under 65 is expected to decline and remain	4.4%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2039	2038	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase	One Percentage-Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$17	$(15)

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

(ii) Other fixed maturity securities and government obligations are valued based on institutional bid evaluations from contracted vendors. Where available, vendors use observable market-based data to evaluate prices (Level 2 input). This also applies to U.S. Treasury securities included in cash and cash equivalents. If observable market-based data is not available, unobservable inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices representing the price a dealer would pay for the security (Level 3 input).

(iii) Investment funds are valued at the daily net asset value of shares held at year end. Net asset value is considered a Level 1 input if net asset value is computed daily and redemptions at this value are available to all shareholders without restriction. Net asset value is considered a Level 2 input if the fund may restrict share redemptions under limited circumstances or if net asset value is not computed daily. Net asset value is considered a Level 3 input if shares could not be redeemed on the reporting date and net asset value cannot be corroborated by trading activity.

The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2016, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2016	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$1	$1	$—	$—
Equity securities[b]	2,139	2,139	—	—
Government obligations	164	—	164	—
Other fixed maturity securities	21	—	21	—
Investment funds and other	8	8	—	—
Total[c]	$2,333	$2,148	$185	$—
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2016, four equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 56 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

Comparative Prior Year Information
The following table summarizes the investments of BNSF’s funded pension plans as of December 31, 2015, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2015	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$167	$3	$164	$—
Equity securities[b]	2,060	2,060	—	—
Government obligations	12	—	12	—
Other fixed maturity securities	31	—	31	—
Investment funds and other	19	19	—	—
Total [c]	$2,289	$2,082	$207	$—
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2015, three equity securities each exceeded 10 percent of total plan assets. These investments represented approximately 47 percent of total plan assets.
c  Excludes less than $1 million accrued for dividend and interest receivable.

The Company is not required to make contributions to its funded pension plans in 2017. The Company expects to make benefit payments in 2017 of $11 million from its unfunded non-qualified pension plan.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments
2017	$166		$19
2018	$153		$18
2019	$152		$18
2020	$151		$17
2021	$145		$16
2022-2026	$661		$73
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. The Company matched 75 percent of the first six percent of non-union employees’ contributions and matched 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Employer contributions are subject to a five-year length of service vesting schedule. The Company’s 401(k) matching expense was $33 million during the years ended December 31, 2016 and 2015 and $35 million during the year ended December 31, 2014.

Other
Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $61 million, $58 million and $65 million during the years ended December 31, 2016, 2015 and 2014, respectively. The average number of employees covered under these plans were 36 thousand during the year ended December 31, 2016, and 40 thousand during the years ended December 31, 2015 and 2014.

14. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $996 million, $1,430 million and $1,645 million during the years ended December 31, 2016, 2015 and 2014, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. As of December 31, 2016 and 2015, BNSF Railway had a tax payable to BNSF of $482 million and $44 million, respectively.

At December 31, 2016 and 2015, BNSF Railway had $322 million and $116 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At December 31, 2016 and 2015, BNSF Railway had $16 million and $19 million of intercompany payables, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At December 31, 2016 and 2015, BNSF Railway had $16,119 million and $12,597 million, respectively, of intercompany notes receivable from BNSF. During the years ended December 31, 2016, 2015 and 2014, loans to BNSF were $3,564 million, $3,191 million and $2,806 million, respectively, partially offset by repayments received of $42 million, $557 million and $1,240 million, respectively. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Revenues	$164	$198	$175
Expenditures	$340	$367	$368

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

The following tables provide the components of AOCI by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) income before reclassifications	73	(1)	72
Amounts reclassified from AOCI	(1)	—	(1)
Balance at December 31, 2016	$122	$(3)	$119

Balance at December 31, 2014	$—	$(2)	$(2)
Other comprehensive income before reclassifications	50	—	50
Amounts reclassified from AOCI	—	—	—
Balance at December 31, 2015	$50	$(2)	$48
a Amounts are net of tax. See Note 13 for additional details.

Reclassifications out of AOCI[b]
	Year Ended	Year Ended
Details about AOCI Components	December 31, 2016	December 31, 2015	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$(1)	$(4)	[c]
Prior service credits	3	3	[c]
	2	(1)	Total before tax
	(1)	1	Tax (expense) / benefit
Total reclassifications for the period	$1	$—	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 13 for additional details).

16. Quarterly Financial Data—Unaudited

Dollars in millions

2016	Fourth	Third	Second	First
Revenues	$5,169	$5,028	$4,445	$4,636
Operating income	$1,791	$1,847	$1,483	$1,516
Net income	$1,175	$1,178	$944	$963

2015	Fourth	Third	Second	First
Revenues	$5,247	$5,450	$5,233	$5,471
Operating income	$1,956	$2,087	$1,724	$2,000
Net income	$1,245	$1,317	$1,091	$1,262

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

Management assessed the effectiveness of BNSF Railway’s internal control over financial reporting as of December 31, 2016. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2016, BNSF Railway’s internal control over financial reporting was effective based on those criteria.

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

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its wholly-owned subsidiary, BNSF Railway, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the twelve months ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Audit fees	$2,422	$2,364
Audit-related fees	—	—
Tax fees	—	—
All other fees	24	22
Total	$2,446	$2,386

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of BNSF's financial statements and are not reported above under "Audit Fees". No audit-related fees were billed in 2016 or 2015.

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2016 or 2015.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
Burlington Northern Santa Fe, LLC is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2016 and 2015, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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

BNSF Railway Company
		By:	/s/ Carl R. Ice
Dated:	February 24, 2017		Carl R. Ice President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BNSF Railway Company and in the capacities and on the date indicated.

Signature	Title

/s/ Matthew K. Rose	Executive Chairman and Director
Matthew K. Rose

/s/ Carl R. Ice	President and Chief Executive Officer
Carl R. Ice	(Principal Executive Officer), and Director

/s/ Julie A. Piggott	Executive Vice President and Chief Financial Officer
Julie A. Piggott	(Principal Financial Officer), and Director

/s/ Jon I. Stevens	Vice President and Controller
Jon I. Stevens	(Principal Accounting Officer)

/s/ Stevan B. Bobb	Director
Stevan B. Bobb

/s/ David L. Freeman	Director
David L. Freeman

/s/ Roger Nober	Director
Roger Nober

Dated:  February 24, 2017

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
     Document
     101.LAB - XBRL Taxonomy Extension Label Linkbase
     Document
     101.PRE - XBRL Taxonomy Extension Presentation
     Linkbase Document

The following financial information from BNSF Railway Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheets as of the December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway's total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

*Filed herewith

E-1