Form 10-Q
period 2017-03-31
BNSF RAILWAY CO
filed 2017-05-05
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2017
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

Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 5, 2017
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$5,047	$4,636

Operating expenses:
Compensation and benefits	1,269	1,194
Fuel	605	395
Depreciation and amortization	571	517
Purchased services	520	543
Equipment rents	196	188
Materials and other	296	283
Total operating expenses	3,457	3,120
Operating income	1,590	1,516
Interest expense	11	13
Interest income, related parties	(69)	(43)
Other expense, net	—	1

Income before income taxes	1,648	1,545
Income tax expense	621	582
Net income	$1,027	$963

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$1,027	$963

Other comprehensive income:
Change in accumulated other comprehensive income (loss) of equity method investees	(2)	(2)
Other comprehensive loss, net of tax	(2)	(2)
Total comprehensive income	$1,025	$961

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$829	$570
Accounts receivable, net	1,515	1,508
Materials and supplies	833	825
Other current assets	325	278
Total current assets	3,502	3,181

Property and equipment, net of accumulated depreciation of $7,576 and $6,124, respectively	61,351	61,213
Goodwill	14,803	14,803
Intangible assets, net	415	423
Other assets	2,200	2,155
Total assets	$82,271	$81,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,239	$3,492
Long-term debt due within one year	85	85
Total current liabilities	3,324	3,577

Deferred income taxes	20,142	20,001
Long-term debt	1,440	1,467
Casualty and environmental liabilities	577	584
Intangible liabilities, net	543	567
Pension and retiree health and welfare liability	315	321
Other liabilities	1,090	1,120
Total liabilities	27,431	27,637
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	28,245	27,218
Intercompany notes receivable	(16,442)	(16,119)
Accumulated other comprehensive income	117	119
Total stockholder’s equity	54,840	54,138
Total liabilities and stockholder’s equity	$82,271	$81,775

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,027	$963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571	517
Deferred income taxes	139	228
Long-term casualty and environmental liabilities, net	(7)	(12)
Other, net	(66)	(45)
Changes in current assets and liabilities:
Accounts receivable, net	(85)	(78)
Materials and supplies	(8)	(15)
Other current assets	(25)	(156)
Accounts payable and other current liabilities	(99)	49
Net cash provided by operating activities	1,447	1,451

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(545)	(677)
Acquisition of equipment	(129)	(204)
Purchases of investments and investments in time deposits	(6)	(1)
Proceeds from sales of investments and maturities of time deposits	4	4
Other, net	(167)	(238)
Net cash used for investing activities	(843)	(1,116)

FINANCING ACTIVITIES
Payments on long-term debt	(21)	(38)
Net increase in intercompany notes receivable classified as equity	(323)	(641)
Other, net	(1)	—
Net cash used for financing activities	(345)	(679)
Increase (decrease) in cash and cash equivalents	259	(344)
Cash and cash equivalents:
Beginning of period	570	565
End of period	$829	$221

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$22	$20
Capital investments accrued but not yet paid	$101	$108
Income taxes paid, net of refunds	$407	$179

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2016	$42,920	$27,218	$(16,119)	$119	$54,138
Change in intercompany notes receivable	—	—	(323)	—	(323)
Comprehensive income (loss), net of tax	—	1,027	—	(2)	1,025
Balance at March 31, 2017	$42,920	$28,245	$(16,442)	$117	$54,840

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

The Consolidated Financial Statements should be read in conjunction with BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the financial statements and notes thereto. The Consolidated Financial Statements include the accounts of BNSF Railway Company and its majority-owned subsidiaries, all of which are separate legal entities (collectively, BNSF Railway or the Company). BNSF Railway is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF), and is the principal operating subsidiary of BNSF. All intercompany accounts and transactions have been eliminated.

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of March 31, 2017, and the results of operations for the three months ended March 31, 2017 and 2016.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At March 31, 2017 and December 31, 2016, $82 million and $87 million, respectively, of such allowances had been recorded.

At March 31, 2017 and December 31, 2016, $89 million and $86 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Debt securities	$48	$47
Equity securities	64	60
Total	$112	$107

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended March 31,
	2017	2016
Gains	$4	$5
Losses	—	(4)
Net Gain	$4	$1

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of March 31, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$637	$222	$637	$214
Intangible liabilities	$1,403	$860	$1,403	$836

As of March 31, 2017 and December 31, 2016, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Amortization of intangible assets	$8	$8
Amortization of intangible liabilities	$24	$25

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2017	$23	$72
2018	$31	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24

5.	Other Assets

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company's investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the three months ended March 31, 2017 and 2016, the Company recognized a reduction to income tax expense of $8 million and $9 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	March 31, 2017	December 31, 2016
Unamortized investment balance classified as Other Assets	$179	$196
Maximum exposure to loss	$179	$196

Included within Other Assets are capitalized right-to-use fixed assets of $907 million and $895 million, and related accumulated amortization of $270 million and $265 million, at March 31, 2017 and December 31, 2016, respectively.

6.	Debt

Fair Value of Debt Instruments

At March 31, 2017, and December 31, 2016, the fair value of BNSF Railway's debt, excluding capital leases, was $1,113 million and $1,127 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $1,011 million and $1,024 million, respectively. The fair value of BNSF Railway's debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of March 31, 2017, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of March 31, 2017, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	10	$22	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of March 31, 2017.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$367	$375
Accruals	14	33
Payments	(14)	(37)
Ending balance	$367	$371

At March 31, 2017 and December 31, 2016, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $320 million to $435 million. However, BNSF Railway believes that the $367 million recorded at March 31, 2017 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), a wholly-owned subsidiary of BNSF, offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the three months ended March 31, 2017 and 2016, BNSFIC wrote insurance coverage with premiums totaling $50 million for both periods, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $17 million and $18 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At March 31, 2017 and December 31, 2016, unamortized premiums remaining on the Consolidated Balance Sheet were $38 million and $5 million, respectively. During the three months ended March 31, 2017 and 2016, BNSFIC made claim payments totaling $8 million and $22 million, respectively, for settlement of covered claims. At March 31, 2017 and December 31, 2016, claims receivables from BNSFIC were $2 million and $3 million, respectively.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of March 31, 2017 and December 31, 2016 was $12 million for both periods.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$342	$369
Accruals	1	—
Payments	(8)	(7)
Ending balance	$335	$362

At March 31, 2017 and December 31, 2016, $40 million was included in current liabilities for both periods.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at March 31, 2017, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $270 million to $470 million. However, BNSF Railway believes that the $335 million recorded at March 31, 2017, is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation

In addition to asbestos, other personal injury and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages and from time to time may include proceedings that purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, BNSF Railway currently believes that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
Net Cost (Credit)	2017	2016
Service cost	$10	$12
Interest cost	22	24
Expected return on plan assets	(37)	(36)
Net cost (credit) recognized	$(5)	$—

	Retiree Health and Welfare Benefits
	Three Months Ended March 31,
Net Cost	2017	2016
Interest cost	$2	$3
Net cost recognized	$2	$3

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $406 million and $171 million during the three months ended March 31, 2017 and 2016, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. As of March 31, 2017 and December 31, 2016, BNSF Railway had a tax payable to BNSF of $449 million and $482 million, respectively.

At March 31, 2017 and December 31, 2016, BNSF Railway had $353 million and $322 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, BNSF Railway had $53 million and $16 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At March 31, 2017 and December 31, 2016, BNSF Railway had $16,442 million and $16,119 million, respectively, of intercompany notes receivable from BNSF. The $323 million increase in intercompany notes receivable was due to loans to BNSF of $351 million, partially offset by repayments received of $28 million during the three months ended March 31, 2017. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended March 31,
	2017	2016
Revenues	$38	$47
Expenditures	$91	$85

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Accumulated Other Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in accumulated other comprehensive income, a component of equity within the Consolidated Balance Sheets, rather than net income on the Consolidated Statements of Income. Under existing accounting standards, other comprehensive income may include, among other things, unrecognized gains and losses and prior service credit related to pension and other postretirement benefit plans.

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2017	$122	$(5)	$117

Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(2)	(2)
Amounts reclassified from AOCI	—	—	—
Balance at March 31, 2016	$50	$(4)	$46
a Amounts are net of tax.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. At December 31, 2016, BNSF Railway had long-term operating leases with approximately $3.4 billion of remaining minimum lease payments. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost would be presented separately in the statements of income and below income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 and will be applied retrospectively. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company's operating results in the three months ended March 31, 2017, and a comparative analysis to the three months ended March 31, 2016.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Consumer Products	$1,680	$1,544	1,299	1,230
Industrial Products	1,224	1,178	426	424
Agricultural Products	1,108	1,048	280	275
Coal	960	779	475	401
Total Freight Revenues	4,972	4,549	2,480	2,330
Other Revenues	75	87
Total Operating Revenues	$5,047	$4,636

	Average Revenue Per Car / Unit
	Three Months Ended March 31,
	2017	2016
Consumer Products	$1,293	$1,255
Industrial Products	2,873	2,778
Agricultural Products	3,957	3,811
Coal	2,021	1,943
Total Freight Revenues	$2,005	$1,952

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Three Months Ended March 31,
	2017	2016
Total fuel expense [a]	$605	$395
BNSF Railway fuel surcharges	$193	$124

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Three Months Ended March 31, 2017 vs. the Three Months Ended March 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 were $5,047 million, an increase of $411 million, or 9 percent as compared with the three months ended March 31, 2016. The increase in revenue is primarily due to a 6 percent increase in unit volume and higher fuel surcharge revenue driven primarily by higher fuel prices. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 3 percent primarily as a result of higher fuel surcharges as well as increased rates per car/unit and business mix changes.

▪
Consumer Products volumes increased due to higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily due to higher market share, improving economic conditions, and normalizing of retail inventories.

▪
Industrial Products volumes were up slightly. Increases in minerals and other commodities that support domestic drilling activity were mostly offset by lower petroleum products volume due to pipeline displacement of U.S. crude traffic and lower plastics volume.

▪	Agricultural Products unit volumes increased primarily due to higher grain exports, partially offset by lower domestic grain.

▪
Coal volumes increased due to mild winter weather in the first quarter of 2016 and higher natural gas prices in the first quarter of 2017, which led to increased utility coal usage, partially offset by the effects of retirements of coal generating facilities.

Expenses

Operating expenses for the three months ended March 31, 2017 were $3,457 million, an increase of $337 million, or 11 percent, as compared with the three months ended March 31, 2016. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits increased primarily due to higher health and welfare costs, wage inflation, and increased volumes partially offset by productivity improvements.

▪	Fuel increased due to higher average fuel prices and increased volumes, partially offset by improved efficiency.

▪	Depreciation expense increased due to a larger depreciable asset base.

▪	There were no significant changes in purchased services, equipment rents, and materials and other expense.

▪	The effective tax rate was 37.7 percent for the three months ended March 31, 2017 and 2016.

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

Date:  May 5, 2017

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from BNSF Railway Company's Form 10-Q for the three months ended March 31, 2017, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (iii) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statements of Changes in Equity as of March 31, 2017, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
*Filed herewith

E-1