Form 10-Q
period 2017-06-30
BNSF RAILWAY CO
filed 2017-08-04
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2017
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

Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 4, 2017
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$5,093	$4,445	$10,140	$9,081

Operating expenses:
Compensation and benefits	1,229	1,120	2,498	2,314
Fuel	577	431	1,182	826
Depreciation and amortization	588	526	1,159	1,043
Purchased services	496	483	1,016	1,026
Equipment rents	196	184	392	372
Materials and other	241	218	537	501
Total operating expenses	3,327	2,962	6,784	6,082
Operating income	1,766	1,483	3,356	2,999
Interest expense	10	15	21	28
Interest income, related parties	(82)	(47)	(151)	(90)
Other expense, net	1	2	1	3

Income before income taxes	1,837	1,513	3,485	3,058
Income tax expense	697	569	1,318	1,151
Net income	$1,140	$944	$2,167	$1,907

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,140	$944	$2,167	$1,907

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax	(1)	—	(1)	—
Change in accumulated other comprehensive income (loss) of equity method investees	1	1	(1)	(1)
Other comprehensive income (loss), net of tax	—	1	(2)	(1)
Total comprehensive income	$1,140	$945	$2,165	$1,906

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$530	$570
Accounts receivable, net	1,487	1,508
Materials and supplies	819	825
Other current assets	294	278
Total current assets	3,130	3,181

Property and equipment, net of accumulated depreciation of $7,923 and $6,124, respectively	61,609	61,213
Goodwill	14,803	14,803
Intangible assets, net	407	423
Other assets	2,273	2,155
Total assets	$82,222	$81,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,343	$3,492
Long-term debt due within one year	81	85
Total current liabilities	3,424	3,577

Deferred income taxes	20,230	20,001
Long-term debt	1,409	1,467
Casualty and environmental liabilities	570	584
Intangible liabilities, net	519	567
Pension and retiree health and welfare liability	313	321
Other liabilities	1,114	1,120
Total liabilities	27,579	27,637
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	29,385	27,218
Intercompany notes receivable	(17,779)	(16,119)
Accumulated other comprehensive income	117	119
Total stockholder’s equity	54,643	54,138
Total liabilities and stockholder’s equity	$82,222	$81,775

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$2,167	$1,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,159	1,043
Deferred income taxes	227	755
Long-term casualty and environmental liabilities, net	(19)	(21)
Other, net	(104)	(54)
Changes in current assets and liabilities:
Accounts receivable, net	(56)	(13)
Materials and supplies	6	(1)
Other current assets	(29)	(172)
Accounts payable and other current liabilities	45	(199)
Net cash provided by operating activities	3,396	3,245

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(1,300)	(1,543)
Acquisition of equipment	(200)	(457)
Purchases of investments and investments in time deposits	(8)	(4)
Proceeds from sales of investments and maturities of time deposits	15	10
Other, net	(232)	(277)
Net cash used for investing activities	(1,725)	(2,271)

FINANCING ACTIVITIES
Payments on long-term debt	(50)	(77)
Net increase in intercompany notes receivable classified as equity	(1,660)	(1,132)
Other, net	(1)	—
Net cash used for financing activities	(1,711)	(1,209)
Decrease in cash and cash equivalents	(40)	(235)
Cash and cash equivalents:
Beginning of period	570	565
End of period	$530	$330

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$36	$35
Capital investments accrued but not yet paid	$103	$122
Income taxes paid, net of refunds	$908	$496

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2016	$42,920	$27,218	$(16,119)	$119	$54,138
Change in intercompany notes receivable	—	—	(1,660)	—	(1,660)
Comprehensive income (loss), net of tax	—	2,167	—	(2)	2,165
Balance at June 30, 2017	$42,920	$29,385	$(17,779)	$117	$54,643

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of June 30, 2017, and the results of operations for the three and six months ended June 30, 2017 and 2016.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At each period ended June 30, 2017 and December 31, 2016, $87 million of such allowances had been recorded.

At June 30, 2017 and December 31, 2016, $84 million and $86 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Debt securities	$48	$47
Equity securities	60	60
Total	$108	$107

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in earnings for the Company (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains	$3	$2	$7	$7
Losses	—	—	—	(4)
Net Gain	$3	$2	$7	$3

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of June 30, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$637	$230	$637	$214
Intangible liabilities	$1,403	$884	$1,403	$836

As of June 30, 2017 and December 31, 2016, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of intangible assets	$8	$7	$16	$15
Amortization of intangible liabilities	$24	$25	$48	$50

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2017	$15	$48
2018	$31	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24

5.	Other Assets

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the six months ended June 30, 2017 and 2016, the Company recognized a reduction to income tax expense of $17 million and $23 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	June 30, 2017	December 31, 2016
Unamortized investment balance classified as Other Assets	$161	$196
Maximum exposure to loss	$161	$196

Included within Other Assets are capitalized right-to-use fixed assets of $920 million and $895 million, and related accumulated amortization of $276 million and $265 million, at June 30, 2017 and December 31, 2016, respectively.

6.	Debt

Fair Value of Debt Instruments

At June 30, 2017, and December 31, 2016, the fair value of BNSF Railway’s debt, excluding capital leases, was $1,107 million and $1,127 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $994 million and $1,024 million, respectively. The fair value of BNSF Railway’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of June 30, 2017, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of June 30, 2017, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed	Maximum Future Payments	Maximum Recourse Amount[a]	Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190	$190	$—	Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/Ad	N/Ad	N/Ad	10	$21	[c]

[a]	Reflects the maximum amount the Company could recover from a third party other than the counterparty.

[b]	Reflects capitalized obligations that are recorded on the Company’s Consolidated Balance Sheet.

[c]	Reflects the asset and corresponding liability for the fair value of these guarantees required by authoritative accounting guidance related to guarantees.

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

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of June 30, 2017.

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

BNSF Railway maintains and operates the leased assets based on contractual obligations within the lease arrangements, which set specific guidelines consistent within the industry. As such, BNSF Railway has no control over activities that could materially impact the fair value of the leased assets. BNSF Railway does not hold the power to direct the activities of the VIEs and therefore does not control the ongoing activities that have a significant impact on the economic performance of the VIEs. Additionally, BNSF Railway does not have the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. Depending on market conditions, the fixed-price purchase options could potentially provide benefit to the Company; however, any benefits potentially received from a fixed-price purchase option are generally expected to be minimal. Based on these factors, BNSF Railway is not the primary beneficiary of the VIEs. As BNSF Railway is not the primary beneficiary and the majority of the VIE leases are operating leases, the assets and liabilities related to the VIEs recorded in the Company’s Consolidated Balance Sheet are immaterial.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended June 30,
	2017	2016
Beginning balance	$367	$371
Accruals	4	17
Payments	(7)	(19)
Ending balance	$364	$369

	Six Months Ended June 30,
	2017	2016
Beginning balance	$367	$375
Accruals	18	50
Payments	(21)	(56)
Ending balance	$364	$369

At June 30, 2017 and December 31, 2016, $80 million and $85 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $320 million to $435 million. However, BNSF Railway believes that the $364 million recorded at June 30, 2017 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), a wholly-owned subsidiary of BNSF, offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the six months ended June 30, 2017 and 2016, BNSFIC wrote insurance coverage with premiums totaling $74 million and $70 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $36 million and $35 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At June 30, 2017 and December 31, 2016, unamortized premiums remaining on the Consolidated Balance Sheet were $43 million and $5 million, respectively. During the six months ended June 30, 2017 and 2016, BNSFIC made claim payments totaling $12 million and $59 million, respectively, for settlement of covered claims. At June 30, 2017 and December 31, 2016, claims receivables from BNSFIC were $1 million and $3 million, respectively.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 217 sites, including 17 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of June 30, 2017 and December 31, 2016 was $9 million and $12 million, respectively.

On a quarterly basis, BNSF Railway monitors actual experience against the forecasted remediation and related payments made on existing sites and conducts ongoing environmental contingency analyses, which consider a combination of factors including independent consulting reports, site visits, legal reviews and analysis of the likelihood of other PRPs’ participation in, and their ability to pay for, cleanup. Adjustments to the Company’s estimates will continue to be recorded as necessary based on developments in subsequent periods. Additionally, environmental accruals, which are classified as materials and other in the Consolidated Statements of Income, include amounts for newly identified sites or contaminants, third-party claims and legal fees incurred for defense of third-party claims and recovery efforts.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended June 30,
	2017	2016
Beginning balance	$335	$362
Accruals	(2)	—
Payments	(7)	(7)
Ending balance	$326	$355

	Six Months Ended June 30,
	2017	2016
Beginning balance	$342	$369
Accruals	(1)	—
Payments	(15)	(14)
Ending balance	$326	$355

At June 30, 2017 and December 31, 2016, $40 million was included in current liabilities for both periods.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at June 30, 2017, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $260 million to $435 million. However, BNSF Railway believes that the $326 million recorded at June 30, 2017, is the best estimate of the Company’s future obligation for environmental costs.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
Net Cost (Credit)	2017	2016
Service cost	$11	$11
Interest cost	22	24
Expected return on plan assets	(37)	(36)
Net credit recognized	$(4)	$(1)

	Pension Benefits
	Six Months Ended June 30,
Net Cost (Credit)	2017	2016
Service cost	$21	$23
Interest cost	44	48
Expected return on plan assets	(74)	(72)
Net credit recognized	$(9)	$(1)

	Retiree Health and Welfare Benefits
	Three Months Ended June 30,
Net Cost	2017	2016
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service credits	(1)	(1)
Net cost recognized	$2	$2

	Retiree Health and Welfare Benefits
	Six Months Ended June 30,
Net Cost	2017	2016
Service cost	$1	$1
Interest cost	4	5
Amortization of prior service credits	(1)	(1)
Net cost recognized	$4	$5

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $882 million and $477 million during the six months ended June 30, 2017 and 2016, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. As of June 30, 2017 and December 31, 2016, BNSF Railway had a tax payable to BNSF of $538 million and $482 million, respectively.

At June 30, 2017 and December 31, 2016, BNSF Railway had $292 million and $322 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, BNSF Railway had $39 million and $16 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At June 30, 2017 and December 31, 2016, BNSF Railway had $17,779 million and $16,119 million, respectively, of intercompany notes receivable from BNSF. The $1,660 million increase in intercompany notes receivable was due to loans to BNSF of $1,688 million, partially offset by repayments received of $28 million during the six months ended June 30, 2017. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended June 30,
	2017	2016
Revenues	$33	$38
Expenditures	$94	$80

	Six Months Ended June 30,
	2017	2016
Revenues	$71	$85
Expenditures	$185	$165

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at June 30, 2017	$121	$(4)	$117

Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	—	—	—
Balance at June 30, 2016	$50	$(3)	$47
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended June 30,
Details about AOCI Components	2017	2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$1	$1	[c]
	1	1	Total before tax
	—	(1)	Tax benefit / (expense)
Total reclassifications for the period	$1	$—	Net of tax

	Six Months Ended June 30,
Details about AOCI Components	2017	2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$1	$1	[c]
	1	1	Total before tax
	—	(1)	Tax benefit / (expense)
Total reclassifications for the period	$1	$—	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company expects to use the modified retrospective method when implementing this standard in first quarter 2018. The Company has completed a review of the impacts of the application of the new standard to its existing customer contracts. Under the new standard, the Company will continue to recognize transportation revenues based upon the proportion of the service provided as of the balance sheet date. Furthermore, the Company will assess variable consideration at each reporting period. Based on the Company’s review, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost would be presented separately in the statements of income and below income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. This new standard will be applied retrospectively for the presentation of the service cost component and other components of net periodic pension and posretirement benefit cost in the income statement. ASU 2017-07 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the six months ended June 30, 2017, and a comparative analysis to the six months ended June 30, 2016.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consumer Products	$3,422	$3,151	2,654	2,511
Industrial Products	2,498	2,364	878	858
Agricultural Products	2,182	1,958	565	524
Coal	1,872	1,434	912	763
Total Freight Revenues	9,974	8,907	5,009	4,656
Other Revenues	166	174
Total Operating Revenues	$10,140	$9,081

	Average Revenue Per Car / Unit
	Six Months Ended June 30,
	2017	2016
Consumer Products	$1,289	$1,255
Industrial Products	2,845	2,755
Agricultural Products	3,862	3,737
Coal	2,053	1,879
Total Freight Revenues	$1,991	$1,913

Fuel Surcharges

Freight revenues include both revenue for transportation services and fuel surcharges. Where BNSF Railway’s fuel surcharge program is applied, it is intended to recover BNSF Railway’s incremental fuel costs when fuel prices exceed a threshold fuel price. Fuel surcharges are calculated differently depending on the type of commodity transported. BNSF Railway has two standard fuel surcharge programs – Percent of Revenue and Mileage-Based. In addition, in certain commodities, fuel surcharge is calculated using a fuel price from a time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ significantly.

The following table presents fuel surcharge and fuel expense information (in millions):

	Six Months Ended June 30,
	2017	2016
Total fuel expense [a]	$1,182	$826
BNSF Railway fuel surcharges	$394	$230

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Six Months Ended June 30, 2017 vs. the Six Months Ended June 30, 2016

Revenues

Revenues for the six months ended June 30, 2017 were $10,140 million, an increase of $1,059 million, or 12 percent, as compared with the six months ended June 30, 2016. The increase in revenue is primarily due to an 8 percent increase in unit volume and an increase in average revenue per car/unit. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 4 percent primarily as a result of higher fuel surcharges and business mix changes as well as increased rates per car/unit.

▪
Consumer Products volumes increased due to higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily due to higher market share, improving economic conditions, and normalizing of retail inventories.

▪
Industrial Products volumes increased primarily due to higher minerals, steel, and other commodities that support domestic drilling activity as well as higher taconite. The volume increase was partly offset by lower petroleum products volume due to pipeline displacement of U.S. crude traffic and lower plastics volume.

▪	Agricultural Products unit volumes increased primarily due to higher grain exports.

▪
Coal volumes increased due to mild winter weather in the first quarter of 2016 and higher natural gas prices in the first half of 2017, which led to increased utility coal usage, partially offset by the effects of unit retirements of coal generating facilities.

Expenses

Operating expenses for the six months ended June 30, 2017 were $6,784 million, an increase of $702 million, or 12 percent, as compared with the six months ended June 30, 2016. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to higher health and welfare costs, wage inflation, and increased volumes.

▪	Fuel expense increased due to higher average fuel prices and increased volumes, partially offset by improved efficiency.

▪	Depreciation expense increased due to a larger depreciable asset base.

▪	There were no significant changes in purchased services, equipment rents, and materials and other expense.

▪	The effective tax rate was 37.8 percent and 37.6 percent for the six months ended June 30, 2017 and 2016, respectively.

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

Date:  August 4, 2017

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from BNSF Railway Company's Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (iii) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) the Consolidated Statements of Changes in Equity as of June 30, 2017, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
__________________
*Filed herewith

E-1