Form 10-Q
period 2017-09-30
BNSF RAILWAY CO
filed 2017-11-03
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 3, 2017
Common stock, $1.00 par value	1,000 shares

Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H (2).

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,151	$5,028	$15,291	$14,109

Operating expenses:
Compensation and benefits	1,147	1,182	3,645	3,496
Fuel	595	533	1,777	1,359
Depreciation and amortization	589	531	1,748	1,574
Purchased services	477	488	1,493	1,514
Equipment rents	193	198	585	570
Materials and other	213	249	750	750
Total operating expenses	3,214	3,181	9,998	9,263
Operating income	1,937	1,847	5,293	4,846
Interest expense	10	11	31	39
Interest income, related parties	(100)	(50)	(251)	(140)
Other (income) expense, net	(1)	(1)	—	2

Income before income taxes	2,028	1,887	5,513	4,945
Income tax expense	786	709	2,104	1,860
Net income	$1,242	$1,178	$3,409	$3,085

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,242	$1,178	$3,409	$3,085

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of tax	—	(1)	(1)	(1)
Change in accumulated other comprehensive income (loss) of equity method investees	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	—	(1)	(2)	(2)
Total comprehensive income	$1,242	$1,177	$3,407	$3,083

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$413	$570
Accounts receivable, net	1,690	1,508
Materials and supplies	807	825
Other current assets	273	278
Total current assets	3,183	3,181

Property and equipment, net of accumulated depreciation of $8,278 and $6,124, respectively	61,934	61,213
Goodwill	14,803	14,803
Intangible assets, net	400	423
Other assets	2,206	2,155
Total assets	$82,526	$81,775

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and other current liabilities	$3,231	$3,492
Long-term debt due within one year	85	85
Total current liabilities	3,316	3,577

Deferred income taxes	20,422	20,001
Long-term debt	1,388	1,467
Casualty and environmental liabilities	526	584
Intangible liabilities, net	495	567
Pension and retiree health and welfare liability	311	321
Other liabilities	1,127	1,120
Total liabilities	27,585	27,637
Commitments and contingencies (see Notes 6 and 7)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in capital	42,920	42,920
Retained earnings	30,627	27,218
Intercompany notes receivable	(18,723)	(16,119)
Accumulated other comprehensive income	117	119
Total stockholder’s equity	54,941	54,138
Total liabilities and stockholder’s equity	$82,526	$81,775

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$3,409	$3,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,748	1,574
Deferred income taxes	419	1,010
Long-term casualty and environmental liabilities, net	(63)	(33)
Other, net	(109)	(65)
Changes in current assets and liabilities:
Accounts receivable, net	(259)	(180)
Materials and supplies	18	35
Other current assets	6	(296)
Accounts payable and other current liabilities	(85)	324
Net cash provided by operating activities	5,084	5,454

INVESTING ACTIVITIES
Capital expenditures excluding equipment	(2,112)	(2,410)
Acquisition of equipment	(280)	(493)
Purchases of investments and investments in time deposits	(9)	(5)
Proceeds from sales of investments and maturities of time deposits	25	24
Other, net	(200)	(304)
Net cash used for investing activities	(2,576)	(3,188)

FINANCING ACTIVITIES
Payments on long-term debt	(60)	(91)
Net increase in intercompany notes receivable classified as equity	(2,604)	(2,207)
Other, net	(1)	—
Net cash used for financing activities	(2,665)	(2,298)
Increase (decrease) in cash and cash equivalents	(157)	(32)
Cash and cash equivalents:
Beginning of period	570	565
End of period	$413	$533

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, net of amounts capitalized	$50	$49
Capital investments accrued but not yet paid	$147	$121
Income taxes paid, net of refunds	$1,675	$613

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(In millions)
(Unaudited)

	Common Stock and Paid-in Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance at December 31, 2016	$42,920	$27,218	$(16,119)	$119	$54,138
Change in intercompany notes receivable	—	—	(2,604)	—	(2,604)
Comprehensive income (loss), net of tax	—	3,409	—	(2)	3,407
Balance at September 30, 2017	$42,920	$30,627	$(18,723)	$117	$54,941

See accompanying Notes to Consolidated Financial Statements.

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Accounting Policies and Interim Results

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

The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair statement of BNSF Railway’s consolidated financial position as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and 2016.

2.	Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At September 30, 2017 and December 31, 2016, $84 million and $87 million, respectively, of such allowances had been recorded.

At September 30, 2017 and December 31, 2016, $79 million and $86 million, respectively, of accounts receivable were greater than 90 days old.

3.	Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Debt securities	$42	$47
Equity securities	60	60
Total	$102	$107

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. The following table presents gains and losses recognized in other (income) expense, net for the Company (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains	$3	$4	$10	$11
Losses	—	—	—	(4)
Net Gain	$3	$4	$10	$7

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

4.	Other Intangible Assets and Liabilities

Intangible assets and liabilities were as follows (in millions):

	As of September 30, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$637	$237	$637	$214
Intangible liabilities	$1,403	$908	$1,403	$836

As of September 30, 2017 and December 31, 2016, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of intangible assets	$7	$8	$23	$23
Amortization of intangible liabilities	$24	$25	$72	$75

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
Remainder of 2017	$8	$24
2018	$31	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24

5.	Other Assets

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the nine months ended September 30, 2017 and 2016, the Company recognized a reduction to income tax expense of $26 million and $31 million, respectively. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	September 30, 2017	December 31, 2016
Unamortized investment balance classified as Other Assets	$144	$196
Maximum exposure to loss	$144	$196

Included within Other Assets are capitalized right-to-use fixed assets of $933 million and $895 million, and related accumulated amortization of $281 million and $265 million, at September 30, 2017 and December 31, 2016, respectively.

6.	Debt

Fair Value of Debt Instruments

At September 30, 2017, and December 31, 2016, the fair value of BNSF Railway’s debt, excluding capital leases, was $1,106 million and $1,127 million, respectively, while the book value, which also excludes capital leases and the associated unamortized fair value adjustment under acquisition method accounting related to capital leases, was $991 million and $1,024 million, respectively. The fair value of BNSF Railway’s debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs).

Guarantees

As of September 30, 2017, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of September 30, 2017, were as follows (dollars in millions):

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

Variable Interest Entities - Leases

BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of September 30, 2017.

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

Personal Injury

Personal injury claims, including asbestos claims and employee work-related injuries and third-party injuries (collectively, other personal injury), are a significant expense for the railroad industry. Personal injury claims by BNSF Railway employees are subject to the provisions of the Federal Employers’ Liability Act (FELA) rather than state workers’ compensation laws. FELA’s system of requiring the finding of fault, coupled with unscheduled awards and reliance on the jury system, contributed to increased expenses in past years. Other proceedings include claims by non-employees for punitive as well as compensatory damages, and from time to time may include proceedings that have been certified as or purport to be class actions. The variability present in settling these claims, including non-employee personal injury and matters in which punitive damages are alleged, could result in increased expenses in future years. BNSF Railway has implemented a number of safety programs designed to reduce the number of personal injuries as well as the associated claims and personal injury expense.

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

During the third quarters of 2017 and 2016, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In the third quarter of 2017, management recorded a decrease to the liability of $29 million. No adjustment was recorded in the third quarter of 2016. The Company plans to update its study again in the third quarter of 2018.

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

BNSF Railway monitors quarterly actual experience against the number of forecasted claims to be received, the forecasted number of claims closing with payment and expected claim payments. Adjustments to the Company’s estimates are recorded quarterly as necessary or more frequently as new events or changes in estimates develop.

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Three Months Ended September 30,
	2017	2016
Beginning balance	$364	$369
Accruals / changes in estimates	(24)	16
Payments	(16)	(23)
Ending balance	$324	$362

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$367	$375
Accruals / changes in estimates	(6)	66
Payments	(37)	(79)
Ending balance	$324	$362

At September 30, 2017 and December 31, 2016, $80 million and $85 million was included in current liabilities, respectively. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $280 million to $390 million. However, BNSF Railway believes that the $324 million recorded at September 30, 2017 is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

BNSF Insurance Company

Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), a wholly-owned subsidiary of BNSF, offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the nine months ended September 30, 2017 and 2016, BNSFIC wrote insurance coverage with premiums totaling $74 million and $70 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $54 million and $53 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At September 30, 2017 and December 31, 2016, unamortized premiums remaining on the Consolidated Balance Sheet were $25 million and $5 million, respectively. During the nine months ended September 30, 2017 and 2016, BNSFIC made claim payments totaling $18 million and $74 million, respectively, for settlement of covered claims. At September 30, 2017 and December 31, 2016, claims receivables from BNSFIC were $3 million for both periods.

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

BNSF Railway is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts for 218 sites, including 18 Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination.

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

Annual studies do not include: (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of September 30, 2017 and December 31, 2016 was $9 million and $12 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Three Months Ended September 30,
	2017	2016
Beginning balance	$326	$355
Accruals / changes in estimates	3	3
Payments	(7)	(8)
Ending balance	$322	$350

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$342	$369
Accruals / changes in estimates	2	3
Payments	(22)	(22)
Ending balance	$322	$350

At September 30, 2017 and December 31, 2016, $40 million was included in current liabilities for both periods.

During the third quarters of 2017 and 2016, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2017 and 2016, management recorded an additional expense of $2 million and $8 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2018.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at September 30, 2017, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $260 million to $420 million. However, BNSF Railway believes that the $322 million recorded at September 30, 2017, is the best estimate of the Company’s future obligation for environmental costs.

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

8.	Employment Benefit Plans

Components of the net cost for the periods presented below for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
Net Cost (Credit)	2017	2016
Service cost	$10	$12
Interest cost	22	23
Expected return on plan assets	(37)	(35)
Net credit recognized	$(5)	$—

	Pension Benefits
	Nine Months Ended September 30,
Net Cost (Credit)	2017	2016
Service cost	$31	$35
Interest cost	66	71
Expected return on plan assets	(111)	(107)
Net credit recognized	$(14)	$(1)

	Retiree Health and Welfare Benefits
	Three Months Ended September 30,
Net Cost	2017	2016
Interest cost	$3	$3
Amortization of prior service credits	(1)	(1)
Net cost recognized	$2	$2

	Retiree Health and Welfare Benefits
	Nine Months Ended September 30,
Net Cost	2017	2016
Service cost	$1	$1
Interest cost	7	8
Amortization of prior service credits	(2)	(2)
Net cost recognized	$6	$7

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

9.	Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $1,641 million and $590 million during the nine months ended September 30, 2017 and 2016, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. As of September 30, 2017 and December 31, 2016, BNSF Railway had a tax payable to BNSF of $363 million and $482 million, respectively. Uncertain tax positions will affect the tax payable to BNSF if and when settled. As of September 30, 2017 and December 31, 2016, the Company has $59 million and $90 million payable to BNSF related to prior year tax audit settlements.

At September 30, 2017 and December 31, 2016, BNSF Railway had $417 million and $322 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, BNSF Railway had $27 million and $16 million of intercompany payables, respectively, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At September 30, 2017 and December 31, 2016, BNSF Railway had $18,723 million and $16,119 million, respectively, of intercompany notes receivable from BNSF. The $2,604 million increase in intercompany notes receivable was due to loans to BNSF of $2,750 million, partially offset by repayments received of $146 million during the nine months ended September 30, 2017. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Three Months Ended September 30,
	2017	2016
Revenues	$37	$39
Expenditures	$94	$85

	Nine Months Ended September 30,
	2017	2016
Revenues	$108	$124
Expenditures	$279	$250

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

10.	Accumulated Other Comprehensive Income

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2017	$121	$(4)	$117

Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive (loss) before reclassifications	—	(1)	(1)
Amounts reclassified from AOCI	(1)	—	(1)
Balance at September 30, 2016	$49	$(3)	$46
a Amounts are net of tax.

Reclassifications out of AOCI[b]

	Three Months Ended September 30,
Details about AOCI Components	2017	2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$1	$1	[c]
	1	1	Total before tax
	(1)	—	Tax benefit / (expense)
Total reclassifications for the period	$—	$1	Net of tax

	Nine Months Ended September 30,
Details about AOCI Components	2017	2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Prior service credits	$2	$2	[c]
	2	2	Total before tax
	(1)	(1)	Tax benefit / (expense)
Total reclassifications for the period	$1	$1	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 8 for additional details).

BNSF RAILWAY COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

11.	Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company expects to use the modified retrospective method when implementing this standard in first quarter 2018. The Company has completed a review of the impacts of the application of the new standard to its existing customer contracts. Under the new standard, the Company will continue to recognize transportation revenues based upon the proportion of the service provided as of the balance sheet date. Furthermore, the Company will assess variable consideration at each reporting period. The Company is currently evaluating the required new disclosures. Based on the Company’s review, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost would be presented separately in the statements of income and below income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. This new standard will be applied retrospectively for the presentation of the service cost component and other components of net periodic pension and postretirement benefit cost in the income statement. ASU 2017-07 is not expected to have a material impact on the Company’s net income. For the components of net benefit cost, see Footnote 8, "Employment Benefit Plans."

Item 2.	Management’s Narrative Analysis of Results of Operations.

Management’s narrative analysis relates to the results of operations of BNSF Railway Company and its majority-owned subsidiaries (collectively BNSF Railway, Registrant or Company). The following narrative analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes.

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the nine months ended September 30, 2017, and a comparative analysis to the nine months ended September 30, 2016.

Results of Operations

Revenues Summary

The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consumer Products	$5,214	$4,817	4,041	3,803
Industrial Products	3,766	3,583	1,337	1,308
Agricultural Products	3,174	3,053	822	816
Coal	2,881	2,387	1,438	1,279
Total Freight Revenues	15,035	13,840	7,638	7,206
Other Revenues	256	269
Total Operating Revenues	$15,291	$14,109

	Average Revenue Per Car / Unit
	Nine Months Ended September 30,
	2017	2016
Consumer Products	$1,290	$1,267
Industrial Products	2,817	2,739
Agricultural Products	3,861	3,741
Coal	2,003	1,866
Total Freight Revenues	$1,968	$1,921

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Nine Months Ended September 30,
	2017	2016
Total fuel expense [a]	$1,777	$1,359
BNSF Railway fuel surcharges	$594	$400

[a]	Total fuel expense includes locomotive and non-locomotive fuel.

Nine Months Ended September 30, 2017 vs. the Nine Months Ended September 30, 2016

Revenues

Revenues for the nine months ended September 30, 2017 were $15,291 million, an increase of $1,182 million, or 8 percent, as compared with the nine months ended September 30, 2016. The increase in revenue is primarily due to a 6 percent increase in unit volume and an increase in average revenue per car / unit. The change in revenues is due to the following:

▪	Average revenue per car / unit increased 2 percent primarily as a result of higher fuel surcharges and increased rates per car / unit.

▪
Consumer Products volumes increased due to higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily due to improving economic conditions, normalizing of retail inventories, new services, and higher market share.

▪
Industrial Products volumes increased primarily due to higher sand and other commodities that support drilling. In addition, broad strengthening in the industrial sector drove greater demand for steel and taconite. The volume increase was partially offset by lower petroleum products volume due to pipeline displacement of U.S. crude rail traffic as well as lower aggregates and plastics volume.

▪	Agricultural Products volumes increased due to higher shipments of domestic grain as well as ethanol and other grain products, partially offset by lower grain exports.

▪
Coal volumes increased due to continued effects of higher natural gas prices, which led to increased utility coal usage. This was partially offset by the effects of unit retirements of coal generating facilities, increased renewable generation, and coal inventory adjustments at customer facilities.

Expenses

Operating expenses for the nine months ended September 30, 2017 were $9,998 million, an increase of $735 million, or 8 percent, as compared with the nine months ended September 30, 2016. A significant portion of this increase is due to the following changes in underlying trends in expenses:

▪	Compensation and benefits expense increased primarily due to higher health and welfare costs and increased volumes, partially offset by lower headcount.

▪	Fuel expense increased due to higher average fuel prices and increased volumes, partially offset by improved efficiency.

▪	Depreciation expense increased due to a larger depreciable asset base.

▪	There were no significant changes in purchased services, equipment rents, and materials and other expense.

▪
The effective tax rate was 38.2 percent and 37.6 percent for the nine months ended September 30, 2017 and 2016, respectively. The increase is primarily driven by the State of Illinois, which enacted a tax rate increase during the third quarter of 2017.

Capital Commitments

BNSF anticipates that capital commitments for 2017 will be approximately $3.3 billion or $100 million lower than previously disclosed.

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

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court's class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs have petitioned for permission to appeal the denial of class certification. The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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
101.CAL - XBRL Extension Calculation Linkable Document
101.DEF - XBRL Taxonomy Extension Definition Linkable Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document

The following unaudited information from BNSF Railway Company’s Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL includes: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) the Consolidated Statements of Changes in Equity as of September 30, 2017, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this Report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.
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

Date:  November 3, 2017

S-1