Form 10-K
period 2017-12-31
BNSF RAILWAY CO
filed 2018-02-26
CIK 15511

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ___________
COMMISSION FILE NUMBER: 1-6324

(Exact name of registrant as specified in its charter)

BNSF Railway Company
State of Organization Delaware	I.R.S. Employer Identification No. 41-6034000
Address of principal executive offices, including zip code 2650 Lou Menk Drive, Fort Worth, Texas 76131-2830
Registrant’s telephone number, including area code (800) 795-2673
Securities registered pursuant to Section 12(b) of the Act:[1]
Title of each class
Burlington Northern Inc. (Now BNSF Railway Company)
Consolidated Mortgage Bonds
6.55%, Series K, due 2020
3.80%, Series L, due 2020
3.20%, Series M, due 2045
8.15%, Series N, due 2020
6.55%, Series O, due 2020
8.15%, Series P, due 2020
Northern Pacific Railway Company General Lien Railway and Land Grant 3% Bonds, due 2047
Name of each exchange on which registered: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [x] No [ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [ ] No [x]

(Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act. Although not subject to these filing requirements, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months had the registrant been subject to such requirements.)

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

BNSF Railway Company is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC; as a result, there is no market data with respect to registrant’s shares.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

1,000 shares of Outstanding Common Stock, $1.00 par value, as of February 23, 2018

Documents Incorporated by Reference: None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
1On January 19, 2018, BNSF Railway Company filed a Form 25 with the U.S. Securities and Exchange Commission to withdraw the Consolidated Mortgage Bonds and the General Lien Railway and Land Grant Bonds from listing on the New York Stock Exchange (NYSE) and from registration under Section 12(b) of the Exchange Act.  The withdrawal from listing on the NYSE was effective January 30, 2018.  The withdrawal from registration under Section 12(b) of the Exchange Act is expected to be effective April 19, 2018.

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

BNSF Railway operates one of the largest railroad systems in North America. At December 31, 2017, BNSF Railway had approximately 41,000 employees.

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

Item 1A. Risk Factors

The information set forth in Item 1A should be read in conjunction with the rest of the information in this report, including Item 7, "Management’s Narrative Analysis of Results of Operations", and Item 8, "Financial Statements and Supplementary Data".

Changes in government policy could negatively impact demand for the Company’s services, impair its ability to price its services or increase its costs or liability exposure.
Changes in United States and foreign government policies could change the economic environment and affect demand for the Company’s services. For example, changes in clean air laws, regulation of greenhouse gas emissions, permitting or other regulatory requirements could reduce the demand for coal or other products and revenues from the transportation services provided by BNSF Railway. Also, changes in environmental laws and other laws and regulations could reduce the demand for drilling products and products produced by drilling. United States and foreign government agriculture tariffs or subsidies could affect the demand for grain. Developments and changes in laws and regulations as well as increased economic regulation of the rail industry through legislative action and revised rules and standards applied by the U.S. Surface Transportation Board (STB) in various areas, including rates, services and access to facilities could adversely impact the Company’s ability to determine prices for rail services and significantly affect the revenues, costs and profitability of the Company’s business. Additionally, because of the significant costs to maintain its rail network, a reduction in profitability could hinder the Company’s ability to maintain, improve or expand its rail network, facilities and equipment. Federal or state spending on infrastructure improvements or incentives that favor other modes of transportation could also adversely affect the Company’s revenues. Changes in tax rates, enactment of new tax laws and amendments to existing tax regulations could have a material adverse impact on the Company’s operating results, financial condition or liquidity.

The Company’s success depends on its ability to continue to comply with the significant federal, state and local governmental regulations to which it is subject.
The Company is subject to a significant amount of governmental laws and regulations with respect to its rates and practices, taxes, railroad operations and a variety of health, safety, labor, environmental and other matters. Failure to comply with applicable laws and regulations could have a material adverse effect on the Company. Governments may change the legislative and/or regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on its business. For example, federal legislation enacted in 2008 and amended in 2015 mandates the implementation of positive train control technology by December 31, 2018, on certain mainline track where intercity and commuter passenger railroads operate and where toxic-by-inhalation (TIH) hazardous materials are transported. Complying with legislative and regulatory changes may pose significant operating and implementation risks and require significant capital expenditures.

As part of its railroad operations, the Company frequently transports chemicals and other hazardous materials, which could expose it to the risk of significant claims, losses and penalties and operating restrictions.
BNSF Railway frequently transports chemicals and other hazardous materials and is required to transport these commodities to the extent of its common carrier obligation. An accidental release of TIH or hazardous commodities could result in a significant loss of life and extensive property damage as well as environmental remediation and restoration obligations and penalties. The associated costs could have an adverse effect on the Company’s operating results, financial condition or liquidity as the Company is not insured above a certain threshold. Further, the rates BNSF Railway receives for transporting these commodities do not adequately compensate it should there be some type of accident. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or certain coverage may not be available to the Company in the future if there is a catastrophic event related to rail transportation of these commodities. Regulatory imposition of routing or speed or other restrictions on the transportation of such products could adversely affect train velocity and network fluidity and adversely affect the Company’s results of operations, financial condition or liquidity.

The Company faces intense competition from rail carriers and other transportation providers, and its failure to compete effectively could adversely affect its results of operations, financial condition or liquidity.
The Company operates in a highly competitive business environment. Depending on the specific market, the Company faces intermodal, intramodal, product and geographic competition. Competition from other railroads and motor carriers, as well as barges, ships and pipelines in certain markets, may be reflected in pricing, market share, level of services, reliability and other factors. For example, the Company believes that high service truck lines, due to their ability to deliver non-bulk products on an expedited basis, may have an adverse effect on the Company’s ability to compete for deliveries of non-bulk, time-sensitive freight. While the Company must build or acquire, maintain, and privately fund its rail system, trucks and barges are able to use public rights-of-way maintained and funded by public entities. Any material increase in the capacity and quality or decrease in the cost of these alternative methods or the passage of legislation granting greater latitude to motor carriers with respect to size and weight restrictions or driver requirements could have an adverse effect on the Company’s results of operations, financial condition or liquidity. In addition, a failure to provide the level of service required by the Company’s customers could result in loss of business to competitors. Changes in the ports used by ocean carriers or the use of all-water routes from the Pacific Rim to the East Coast or other changes in the supply chain or trade policy could also have an adverse effect on the Company’s volumes and revenues. Further, low natural gas or oil prices could impact future energy-related commodities demand.

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
The Company’s operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; the generation, handling, storage, transportation and disposal of waste and hazardous materials; and the cleanup of hazardous material or petroleum releases. Changes to or limits on greenhouse gas emissions could result in significant capital expenditures to comply with these regulations with respect to BNSF Railway’s locomotives, equipment, vehicles and machinery and its yards and intermodal facilities and the cranes and trucks serving those facilities. Emission regulations, including carbon pricing, could also adversely affect fuel efficiency and increase operating costs. Delays, litigation, local concerns, special interest opposition and difficulty in obtaining approvals for projects requiring federal, state or local equivalent permitting could inhibit the Company’s ability to build strategic facilities and rail infrastructure, which could adversely impact growth and operational efficiency. In addition, many land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. Environmental liability can extend to previously owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company’s subsidiaries. Environmental liabilities have arisen and may continue to arise from claims asserted by adjacent landowners, other third parties in toxic tort litigation or as a result of alleged damages to natural resources or environmental incidents. The Company’s subsidiaries have been and may continue to be subject to allegations or findings to the effect that they have violated, or are strictly liable under, these laws or regulations. The Company’s operating results, financial condition or liquidity could be adversely affected as a result of any of the foregoing, and it may be required to incur significant expenses to investigate and remediate environmental contamination. The Company may also incur fines, penalties and other sanctions to resolve any alleged violations of environmental law.

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
Challenging economic conditions may not only affect revenues due to reduced demand for many goods and commodities, but could result in payment delays, increased credit risk and possible bankruptcies of customers. The Company’s business is capital-intensive and the Company may finance a portion of the building and maintenance of infrastructure as well as the acquisition of locomotives and other rail equipment. Economic slowdowns and related credit market disruptions may adversely affect the Company’s cost structure, its timely access to capital to meet financing needs and costs of its financings. The Company could also face increased counterparty risk to its cash investments. Adverse economic conditions could also affect the Company’s costs for insurance or its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Declines in the securities and credit markets could also affect the Company’s pension fund and railroad retirement tax rates, which in turn could increase funding requirements.

Fuel supply availability, fuel prices and dependency on certain key railroad equipment and material suppliers may adversely affect the Company’s results of operations, financial condition or liquidity.
Fuel supply availability could be impacted as a result of limitations in refining capacity, disruptions to the supply chain, rising global demand and international political and economic factors. A significant reduction in fuel availability could impact the Company’s ability to provide transportation services at current levels, increase fuel costs and impact the economy. Each of these factors could have an adverse effect on the Company’s operating results, financial condition or liquidity. If the price of fuel increases substantially, the Company expects to be able to recover a significant portion of these higher fuel costs. However, to the extent that the Company is unable to recover these costs, increases in fuel prices could have an adverse effect on the Company’s operating results, financial condition or liquidity. Due to the capital intensive nature and sophistication of certain railroad equipment and material, prospective new suppliers are subject to high barriers of entry. If railroad equipment and material suppliers discontinue operations or if they are unable to meet regulatory specifications, the Company could experience significant cost increases, as well as limited supply of railroad equipment and material necessary for the Company’s operations.

Severe weather and natural disasters could disrupt normal business operations, the potential effects of which could result in increased costs and liabilities and decreases in revenues.
The Company’s success is dependent on its ability to operate its railroad system efficiently. Severe weather, climate change and natural disasters, such as tornados, fires, flooding and earthquakes, could cause significant business interruptions and result in increased costs and liabilities and decreased revenues. In addition, damages to or loss of use of significant aspects of the Company’s infrastructure due to natural or man-made disruptions could have an adverse effect on the Company’s operating results, financial condition or liquidity for an extended period of time until repairs or replacements could be made. Additionally, during natural disasters, the Company’s workforce may be unavailable, which could result in further delays. Extreme swings in weather could also negatively affect the performance of locomotives and rolling stock.

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
If increases in demand for the Company’s services significantly exceed expectations, including in a particular geographical region, the Company may experience network difficulties including congestion or reduced velocity, negatively impacting the level of service provided.  Although investments to add capacity continue to be made to meet future anticipated demand, delays in or inability to complete permitting may delay or preclude implementation of these capacity improvements.  This may impact operational efficiency and could adversely affect the Company’s results of operations, financial condition or liquidity.

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
The Company relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although the Company has taken steps to mitigate these risks, including business continuity planning, disaster recovery planning, systems testing, protection and monitoring, and business impact analysis, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect the Company’s results of operations, financial condition or liquidity. Additionally, if the Company is unable to acquire, implement or protect rights around new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on the Company’s results of operations, financial condition or liquidity.

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

As of December 31, 2017, the total BNSF Railway system, including single and multiple main tracks, yard tracks and sidings, consisted of over 50,000 operated miles of track, all of which are owned by or held under easement by BNSF Railway except for over 10,000 miles operated under trackage rights.

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

As of December 31, 2017, BNSF Railway owned or held under non-cancelable leases exceeding one year approximately 8,000 locomotives and 71,000 freight cars, in addition to maintenance of way and other equipment.

In the ordinary course of business, BNSF Railway incurs significant costs in repairing and maintaining its properties. In 2017, BNSF Railway recorded approximately $2 billion in repairs and maintenance expense in the Consolidated Statements of Income.

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

NETWORK MAP
BNSF RAILWAY
LEGEND
BNSF
UP/SP Trackage Rights
Haulage Agreement
Handling Carrier
0 50 100 200 Miles
0 50 100 200 300 Kilometers
© 2018 BNSF Railway
January 2018
Map Created by
Bartlett&West
Vancouver
Seattle
Spokane
Portland
Havre
Minot
Winnipeg
Fargo
Superior
Minneapolis
St. Paul
Billings
Gillette
Sioux Falls
Chicago
Galesburg
Alliance
Salt Lake City
Lincoln
Stockton
Oakland
Denver
Topeka
Kansas City
St. Louis
Springfield
Memphis
Los Angeles
Long Beach
San Bernardino
Winslow
Albuquerque
Belen
Amarillo
Oklahoma City
Birmingham
Atlanta
San Diego
Phoenix
Fort Worth
El Paso
New Orleans
Houston

Consumer Products:
The Consumer Products freight business provided 35 percent of freight revenues for the year ended December 31, 2017, and consisted of the following business sectors: Domestic Intermodal (including Truckload/Intermodal Marketing Companies and Expedited Truckload/Less-than-Truckload/Parcel), International Intermodal and Automotive.

Industrial Products:
The Industrial Products freight business provided 25 percent of freight revenues for the year ended December 31, 2017, and consisted of the following five business areas: Construction Products, Petroleum Products, Building Products, Chemicals and Plastics Products and Food and Beverages.

Agricultural Products:
The transportation of Agricultural Products provided 21 percent of freight revenues for the year ended December 31, 2017. These products include corn, wheat, soybeans, ethanol, fertilizer, bulk foods, feeds, oil seeds and meals, milo, oils, barley, oats and rye, flour and mill products, specialty grains and malt.

Coal:
The transportation of coal contributed 19 percent of freight revenues for the year ended December 31, 2017, with more than 90 percent of all BNSF Railway’s coal tons originating from the Powder River Basin of Wyoming and Montana.

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

Based on weekly reporting by the Association of American Railroads, BNSF Railway’s share of the western United States rail traffic in 2017 was 50.9 percent.

Item 3. Legal Proceedings

Beginning May 14, 2007, some 30 similar class action complaints were filed in six federal district courts around the country by rail shippers against BNSF Railway and other Class I railroads alleging that they have conspired to fix fuel surcharges with respect to unregulated freight transportation services in violation of the antitrust laws. The complaints seek injunctive relief and unspecified treble damages. These cases were consolidated and are currently pending in the federal District Court for the District of Columbia for coordinated or consolidated pretrial proceedings. (In re: Rail Freight Fuel Surcharge Antitrust Litigation, MDL No. 1869). Consolidated amended class action complaints were filed against BNSF Railway and three other Class I railroads in April 2008. On June 21, 2012, the District Court certified the class sought by the plaintiffs. BNSF Railway and the other three Class I railroads appealed the class certification decision to the U.S. Court of Appeals. On August 9, 2013, the U.S. Court of Appeals vacated the District Court’s class certification decision and remanded the case to permit the District Court to reconsider its decision in light of the United States Supreme Court case of Comcast Corp. v. Behrend. In September 2016, the District Court held a hearing to determine whether to certify a class. On October 10, 2017, the District Court denied the plaintiffs’ motion to certify a class. The plaintiffs appealed the denial of class certification to the U.S. Court of Appeals. The Company continues to believe that these claims are without merit and continues to defend against the allegations vigorously. The Company does not believe that the outcome of these proceedings will have a material effect on its financial condition, results of operations or liquidity.

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

The following narrative analysis of results of operations includes a brief discussion of the factors that materially affected the Company’s operating results in the year ended December 31, 2017, and a comparative analysis of the year ended December 31, 2016.

Results of Operations

Revenues Summary
The following tables present BNSF Railway’s revenue information by business group:

	Revenues (in millions)		Cars / Units (in thousands)
	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Consumer Products	$7,111	$6,534	5,439	5,118
Industrial Products	5,133	4,764	1,813	1,727
Agricultural Products	4,316	4,240	1,108	1,110
Coal	3,846	3,383	1,917	1,803
Total freight revenues	20,406	18,921	10,277	9,758
Other revenues	341	357
Total operating revenues	$20,747	$19,278

	Average Revenue Per Car / Unit
	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Consumer Products	$1,307	$1,277
Industrial Products	2,831	2,759
Agricultural Products	3,895	3,820
Coal	2,006	1,876
Total freight revenues	$1,986	$1,939

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

The following table presents fuel surcharge and fuel expense information (in millions):

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Total fuel expense[a]	$2,518	$1,934
BNSF Railway fuel surcharges	$853	$580
a  Total fuel expense includes locomotive and non-locomotive fuel.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Revenues
Revenues for the year ended December 31, 2017 were $20,747 million, an increase of $1,469 million, or 8 percent, as compared with the year ended December 31, 2016. The increase in revenue is primarily due to a 5 percent increase in unit volume and an increase in average revenue per car / unit. The change in revenues is due to the following:

•	Average revenue per car / unit increased 2 percent primarily as a result of higher fuel surcharges, increased rates per car /unit, and business mix changes.

•
Consumer Products volumes increased due to higher domestic intermodal, international intermodal, and automotive volumes. The increases were primarily due to improving economic conditions, normalizing of retail inventories, new services, and higher market share.

•
Industrial Products volumes increased primarily due to higher sand and other commodities that support drilling. In addition, broad strengthening in the industrial sector drove greater demand for steel and taconite. The volume increase was partially offset by lower petroleum products volume due to pipeline displacement of U.S. crude rail traffic.

•	Agricultural Products volumes were relatively flat due to higher shipments of domestic grain as well as ethanol and other grain products, offset by lower grain exports.

•
Coal volumes increased due to continued effects of higher natural gas prices, which led to increased utility coal usage. This was partially offset by the effects of unit retirements at coal generating facilities, increased renewable generation, and coal inventory adjustments at customer facilities.

Expense Table
The following table presents BNSF Railway’s expense information (in millions):

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Compensation and benefits	$4,914	$4,717
Fuel	2,518	1,934
Depreciation and amortization	2,341	2,115
Purchased services	2,019	2,037
Equipment rents	784	766
Materials and other	875	1,072
Total operating expenses	$13,451	$12,641

Interest expense	$43	$50
Interest income, related parties	$(360)	$(197)
Other expense, net	$30	$5
Income tax expense (benefit)	$(4,536)	$2,519

Expenses
Operating expenses for the year ended December 31, 2017, were $13,451 million, an increase of $810 million, or 6 percent, as compared with the year ended December 31, 2016. A significant portion of this increase is due to the following changes in underlying trends in expenses:

•	Compensation and benefits increased due to higher health and welfare costs and increased volumes, partially offset by lower headcount.

•	Fuel expense increased due to higher average fuel prices and increased volumes.

•	Depreciation and amortization expense increased due to a larger depreciable asset base.

•
Materials and other expense decreased primarily as a result of the impact of the Tax Cuts and Jobs Act (the Tax Act) on an equity method subsidiary, as well as lower personal injury and casualty related costs.

•	There were no significant changes in purchased services, equipment rents, interest expense, and other expense, net.

•	Interest income, related parties increased due to higher interest rates and intercompany notes receivable balances.

•
The effective tax rate was negative 59.8 percent and positive 37.2 percent for the years ended December 31, 2017 and 2016, respectively. The decrease is primarily driven by the Tax Act signed into law on December 22, 2017, which decreased the federal income tax rate from 35 percent to 21 percent effective January 1, 2018. Net income for the fourth quarter and the full year 2017 included a decrease to income tax expense of $7.4 billion to reflect the revaluation of BNSF Railway’s deferred tax liability as of December 31, 2017 to reflect the new lower tax rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Sensitivity
At December 31, 2017, BNSF Railway maintained fuel inventories for use in normal operations, which were not material to BNSF Railway’s overall financial position and, therefore, represent no significant market exposure. The frequency of BNSF Railway’s fuel inventory turnover also reduces market exposure, should fuel inventories become material to BNSF Railway’s overall financial position.

Interest Rate Sensitivity
At December 31, 2017, the fair value of BNSF Railway’s debt, excluding capital leases, was $1,083 million.

The following table is an estimate of the impact to the fair value of total debt, excluding capital leases, that could result from hypothetical interest rate changes during the twelve-month period ending December 31, 2018, based on debt levels as of December 31, 2017:

Sensitivity Analysis
Hypothetical Change in Interest Rates	Change in Fair Value
Total Debt
1-percent decrease	$81 million increase
1-percent increase	$73 million decrease

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

The following documents are filed as a part of this report:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BNSF Railway Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BNSF Railway Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 23, 2018

We have served as the Company’s auditor since 2010.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenues	$20,747	$19,278	$21,401
Operating expenses:
Compensation and benefits	4,914	4,717	4,994
Fuel	2,518	1,934	2,656
Depreciation and amortization	2,341	2,115	1,993
Purchased services	2,019	2,037	2,056
Equipment rents	784	766	801
Materials and other	875	1,072	1,134
Total operating expenses	13,451	12,641	13,634
Operating income	7,296	6,637	7,767
Interest expense	43	50	35
Interest income, related parties	(360)	(197)	(131)
Other expense, net	30	5	20
Income before income taxes	7,583	6,779	7,843
Income tax expense (benefit)	(4,536)	2,519	2,928
Net income	$12,119	$4,260	$4,915

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Comprehensive Income
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$12,119	$4,260	$4,915

Other comprehensive income:
Change in Pension and Retiree Health and Welfare benefits, net of taxes of ($37 million), ($45 million), and ($31 million), respectively	112	72	50
Change in accumulated other comprehensive income (loss) of equity method investees	—	(1)	—
Other comprehensive income (loss), net of tax	112	71	50
Total comprehensive income	$12,231	$4,331	$4,965

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Balance Sheets
In millions

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$516	$570
Accounts receivable, net	1,668	1,508
Materials and supplies	803	825
Other current assets	204	278
Total current assets	3,191	3,181
Property and equipment, net of accumulated depreciation of $8,611 and $6,124, respectively	62,281	61,213
Goodwill	14,803	14,803
Intangible assets, net	392	423
Other assets	2,431	2,155
Total assets	$83,098	$81,775

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and other current liabilities	$3,069	$3,492
Long-term debt due within one year	90	85
Total current liabilities	3,159	3,577

Deferred income taxes	13,542	20,001
Long-term debt	1,355	1,467
Casualty and environmental liabilities	499	584
Intangible liabilities, net	471	567
Pension and retiree health and welfare liability	310	321
Other liabilities	1,104	1,120
Total liabilities	20,440	27,637
Commitments and contingencies (see Notes 11 and 12)
Stockholder’s equity:
Common stock, $1 par value, 1,000 shares authorized; issued and outstanding and paid-in-capital	42,920	42,920
Retained earnings	39,337	27,218
Intercompany notes receivable	(19,830)	(16,119)
Accumulated other comprehensive income (loss)	231	119
Total stockholder’s equity	62,658	54,138
Total liabilities and stockholder’s equity	$83,098	$81,775

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Cash Flows
In millions

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities
Net income	$12,119	$4,260	$4,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	2,115	1,993
Deferred income taxes	(6,480)	987	1,139
Long-term casualty and environmental liabilities, net	(85)	(35)	(35)
Other, net	(249)	63	(22)
Changes in current assets and liabilities:
Accounts receivable, net	(237)	(201)	121
Materials and supplies	22	4	(34)
Other current assets	78	(129)	(4)
Accounts payable and other current liabilities	(282)	574	(89)
Net cash provided by operating activities	7,227	7,638	7,984
Investing Activities
Capital expenditures excluding equipment	(2,864)	(3,225)	(4,398)
Acquisition of equipment	(397)	(614)	(1,226)
Purchases of investments and investments in time deposits	(13)	(8)	(151)
Proceeds from sales of investments and maturities of time deposits	34	27	27
Partnership investment	—	—	(36)
Other, net	(243)	(174)	37
Net cash used for investing activities	(3,483)	(3,994)	(5,747)
Financing Activities
Proceeds from issuance of long-term debt	—	—	500
Payments on long-term debt	(85)	(117)	(121)
Net increase in intercompany notes receivable classified as equity	(3,711)	(3,522)	(2,634)
Other, net	(2)	—	(2)
Net cash used for financing activities	(3,798)	(3,639)	(2,257)
Increase (decrease) in cash and cash equivalents	(54)	5	(20)
Cash and cash equivalents:
Beginning of period	570	565	585
End of period	$516	$570	$565

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$61	$60	$52
Capital investments accrued but not yet paid	$192	$305	$421
Income taxes paid, net of refunds	$2,087	$1,020	$1,447

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity
In millions

	Common Stock and Paid-in- Capital	Retained Earnings	Intercompany Notes Receivable	Accumulated Other Comprehensive (Loss) Income	’Total Stockholder’s Equity
Balance at December 31, 2014	$42,920	$18,043	$(9,963)	$(2)	$50,998
Comprehensive income, net of tax	—	4,915	—	50	4,965
Intercompany notes receivable	—	—	(2,634)	—	(2,634)
Balance at December 31, 2015	42,920	22,958	(12,597)	48	53,329
Comprehensive income, net of tax	—	4,260	—	71	4,331
Intercompany notes receivable	—	—	(3,522)	—	(3,522)
Balance at December 31, 2016	42,920	27,218	(16,119)	119	54,138
Comprehensive income, net of tax	—	12,119	—	112	12,231
Intercompany notes receivable	—	—	(3,711)	—	(3,711)
Balance at December 31, 2017	$42,920	$39,337	$(19,830)	$231	$62,658

See accompanying Notes to Consolidated Financial Statements.

BNSF Railway Company and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

BNSF Railway Company and its majority-owned subsidiaries, (collectively, BNSF Railway or Company) is a wholly-owned subsidiary of Burlington Northern Santa Fe, LLC (BNSF). BNSF Railway operates one of the largest railroad networks in North America. BNSF Railway operates approximately 32,500 route miles of track (excluding multiple main tracks, yard tracks and sidings) in 28 states and also operates in three Canadian provinces. Through one operating transportation services segment, BNSF Railway transports a wide range of products and commodities including the transportation of Consumer Products, Industrial Products, Agricultural Products, and Coal, derived from manufacturing, agricultural and natural resource industries, which constituted 35 percent, 25 percent, 21 percent, and 19 percent, respectively, of total freight revenues for the year ended December 31, 2017.

On February 12, 2010, Berkshire Hathaway Inc., a Delaware corporation (Berkshire), acquired 100 percent of the outstanding shares of Burlington Northern Santa Fe Corporation common stock that it did not already own. The acquisition was completed through the merger (Merger) of a Berkshire wholly-owned merger subsidiary and Burlington Northern Santa Fe Corporation with the surviving entity renamed Burlington Northern Santa Fe, LLC. Berkshire’s cost of acquiring BNSF was pushed-down to establish a new accounting basis for BNSF beginning as of February 13, 2010.

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

Cash and Cash Equivalents
All short-term investments with maturities of 90 days or less from the date of purchase are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

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

Property and Equipment, Net
BNSF Railway’s railroad operations are highly capital intensive and its large base of homogeneous, network-type assets turns over on a continuous basis. Each year BNSF Railway develops a capital program for the replacement of assets and for the acquisition or construction of assets intended to enable BNSF Railway to increase capacity, enhance the efficiency of operations, gain strategic benefit or provide new service offerings to customers. Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property criteria.

Normal repairs and maintenance are charged to operating expense as incurred, while costs incurred that extend the useful life of an asset, improve the safety of BNSF Railway’s operations, improve operating efficiency, or significantly increase asset values are capitalized.

Property and equipment are stated at cost and are depreciated and amortized on a straight-line basis over their estimated useful lives. The Company uses the group method of depreciation in which a single depreciation rate is applied to the gross investment in a particular class of property, despite differences in the service life or salvage value of individual property units within the same class. The Company conducts studies of depreciation rates and the required accumulated depreciation balance as required by the Surface Transportation Board (STB), which is generally every three years for equipment and every six years for track structure and other roadway property. These detailed studies form the basis for the Company’s depreciation methods used in accordance with GAAP. There are no differences between assumptions used in determining average service lives between STB reporting and GAAP.

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

When BNSF Railway purchases an asset, all costs necessary to make the asset ready for its intended use are capitalized. BNSF Railway self-constructs portions of its track structure and rebuilds certain classes of rolling stock.  Expenditures that extend the useful life of an asset, improve the safety of BNSF Railway’s operations, improve operating efficiency, or significantly increase asset values are capitalized. In addition to direct labor and material, certain indirect costs such as materials, small tools and project supervision are capitalized. Annually, a study is performed for the purpose of identifying indirect costs that clearly relate to capital projects. From those studies, an overhead application rate is developed. Indirect project costs are then allocated to capital projects using this overhead application rate.

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

Planned Major Maintenance Activities
BNSF Railway utilizes the deferral method of accounting for leased locomotive overhauls, which includes the complete refurbishment of the engine and related components which extends the useful life of the locomotive. Accordingly, BNSF Railway has established an asset for overhauls that have been performed. This asset, which is included in property and equipment, net in the Consolidated Balance Sheets, is amortized to expense using the straight-line method until the next overhaul is performed, typically between six and ten years.

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

3. Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The guidance in ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASU 2014-09 applies to most contracts with customers. Insurance and leasing contracts are excluded from the scope. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligation under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligation and (e) recognition of revenue as the identified performance obligation is satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 is effective for public companies in annual reporting periods beginning after December 15, 2017. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. Under the new standard, the Company will continue to recognize transportation revenues based upon the proportion of the service provided as of the balance sheet date. Furthermore, the Company will assess variable consideration at each reporting period. The Company adopted the standard as of January 1, 2018 (using the modified retrospective method), resulting in an immaterial impact to the Consolidated Financial Statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. At December 31, 2017, BNSF Railway had long-term operating leases with $3.0 billion of remaining minimum lease payments. This new standard will require the present value of these leases to be recorded in the Consolidated Balance Sheets as a right of use asset and lease liability.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07 (ASU 2017-07), Compensation-Retirement
Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires an entity to present the service cost component of net benefit cost in the same line item as other current employee compensation costs (including being capitalized, if appropriate, as part of an asset). The other components of net benefit cost will be presented below income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The retrospective application of ASU 2017-07 will decrease operating income for the year ended December 31, 2017 by $54 million when it is adopted in 2018.  However, it will have no impact on net income.  See Note 13 to the Consolidated Financial Statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

4. Income Taxes

Income tax expense was as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Current:
Federal	$1,727	$1,360	$1,579
State	203	172	210
Total current	1,930	1,532	1,789
Deferred:
Federal	(6,594)	892	1,089
State	128	95	50
Total deferred	(6,466)	987	1,139
Total	$(4,536)	$2,519	$2,928

Reconciliation of the U.S. federal statutory income tax rate to the effective tax rate was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.6	2.2
Tax law change	(97.2)	—	—
Other, net	(0.4)	(0.4)	0.1
Effective tax rate	(59.8)%	37.2%	37.3%

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31, 2017	December 31, 2016
Deferred tax liabilities:
Property and equipment	$(13,667)	$(20,660)
Other	(391)	(369)
Total deferred tax liabilities	(14,058)	(21,029)
Deferred tax assets:
Casualty and environmental	196	237
Compensation and benefits	111	332
Intangible assets and liabilities	30	72
Pension and retiree health and welfare benefits	16	89
Long-term debt fair value adjustment under acquisition method accounting	—	8
Other	163	290
Total deferred tax assets	516	1,028
Net deferred tax liability	$(13,542)	$(20,001)

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

Tax Reform
As a result of the Tax Act signed into law on December 22, 2017, the provision for income taxes for the fourth quarter of 2017 was adjusted to reflect the revaluation of BNSF Railway's deferred tax liability by $7.4 billion as a result of the reduction of the federal income tax rate from 35 percent to 21 percent effective January 1, 2018.  The effective tax rate for 2017 was negative 59.8 percent. Without the decrease to income tax expense arising from the Tax Act, the effective tax rate for 2017 would have been positive 37.4 percent.

Uncertain Tax Positions
The amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, was $57 million, $62 million, and $69 million, respectively. The amount of unrecognized tax benefits at December 31, 2017 that would affect the Company’s effective tax rate if recognized was $34 million, computed at the federal income tax rate expected to be applicable in the taxable period in which the amount may be incurred by the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$62	$69	$78
Additions for tax positions related to current year	7	4	7
Additions (reductions) for tax positions taken in prior years	(1)	(1)	(8)
Additions (reductions) for tax positions as a result of:
Settlements	—	1	1
Lapse of statute of limitations	(11)	(11)	(9)
Ending balance	$57	$62	$69

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, BNSF Railway does not expect the change to have a significant impact on the results of operations, the financial position or the cash flows of the Company.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in the Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. The Company had recorded a liability of approximately $6 million and $5 million for interest and penalties for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, the incremental interest and penalty expense recognized each year was less than $1 million. For the year ended December 31, 2015, the Company recognized a reduction of approximately $4 million in interest and penalty expense.

5. Accounts Receivable, Net

Accounts receivable, net consists of freight and other receivables, reduced by an allowance for bill adjustments and uncollectible accounts, based upon expected collectibility. At December 31, 2017 and 2016, $86 million and $87 million, respectively, of such allowances had been recorded.

At December 31, 2017 and 2016, $80 million and $86 million, respectively, of accounts receivable were greater than 90 days old.

6. Investments

BNSF Railway holds investments which are classified as trading securities and included in Other Assets on the balance sheet. The following table summarizes the fair value of investments held as of December 31, 2017 and December 31, 2016 (in millions):

	December 31, 2017	December 31, 2016
Debt securities	$43	$47
Equity securities	54	60
Total	$97	$107

The fair value measurements of BNSF Railway’s debt securities are based on Level 2 inputs and equity securities are based on Level 1 inputs, using a market approach. Gains and losses recognized in other (income) expense, net for the Company for the years ended December 31, 2017, 2016, and 2015 were not material.

7. Property and Equipment, Net

Property and equipment, net (in millions), and the corresponding ranges of estimated useful lives were as follows:

			2017
	December 31, 2017	December 31, 2016	Range of Estimated Useful Life
Land for transportation purposes	$6,086	$6,061	—
Track structure	23,217	22,287	15 – 50 years
Other roadway	28,103	25,990	9 – 100 years
Locomotives	8,528	8,338	7 – 35 years
Freight cars and other equipment	2,940	2,755	8 – 41 years
Computer hardware, software and other	1,029	941	6 – 15 years
Construction in progress	989	965	—
Total cost	70,892	67,337
Less accumulated depreciation and amortization	(8,611)	(6,124)
Property and equipment, net	$62,281	$61,213

The Consolidated Balance Sheets at December 31, 2017 and 2016, included $687 million, net of $382 million of amortization, and $738 million, net of $333 million of amortization, respectively, for property and equipment under capital leases, primarily for rolling stock.

The Company capitalized $22 million, $26 million and $34 million of interest for the years ended December 31, 2017, 2016 and 2015, respectively.

8.   Goodwill and Other Intangible Assets and Liabilities

During the years ended December 31, 2017, 2016 and 2015, no impairment losses related to goodwill were incurred. As of December 31, 2017 and 2016, there were no accumulated impairment losses related to goodwill. For both the years ended December 31, 2017 and 2016, the carrying values were $14,803 million and no additional goodwill was recognized.

Intangible assets and liabilities were as follows (in millions):

	As of December 31, 2017		As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets	$637	$245	$637	$214
Intangible liabilities	$1,403	$932	$1,403	$836

As of December 31, 2017 and 2016, intangible assets primarily consisted of franchise and customer assets. Intangible liabilities primarily consisted of customer and shortline contracts which were in an unfavorable position at the date of Merger.

Amortizable intangible assets and liabilities are amortized based on the estimated pattern in which the economic benefits are expected to be consumed or on a straight-line basis over their estimated economic lives.

Amortization of intangible assets and liabilities was as follows (in millions):

	December 31, 2017	December 31, 2016	December 31, 2015
Amortization of intangible assets	$31	$31	$54
Amortization of intangible liabilities	$96	$100	$115

Amortization of intangible assets and liabilities for the next five years is expected to approximate the following (in millions):

	Amortization of intangible assets	Amortization of intangible liabilities
2018	$31	$90
2019	$31	$27
2020	$31	$26
2021	$31	$24
2022	$31	$23

9.   Other Assets

In July 2010, the Company entered into a low-income housing partnership (the Partnership) as the limited partner, holding a 99.9 percent interest in the Partnership. The Partnership is a VIE, with the purpose of developing and operating low-income housing rental properties. Recovery of the Company’s investment is accomplished through the utilization of low-income housing tax credits and the tax benefits of Partnership losses. The general partner, who holds a 0.1 percent interest in the Partnership, is an unrelated third party and is responsible for controlling and managing the business and financial operation of the Partnership. As the Company does not have the power to direct the activities that most significantly impact the Partnership’s economic performance, the Company is not the primary beneficiary and therefore, does not consolidate the Partnership. The Company does not provide financial support to the Partnership that it was not previously contractually obligated to provide.

The Company has accounted for its investment in the Partnership using the effective yield method. The risk of loss of the Company’s investment in the Partnership is considered low as an affiliate of the general partner has provided certain guarantees of tax credits and minimum annual returns. For the years ended December 31, 2017, 2016, and 2015, the Company recognized a reduction to income tax expense of $8 million, $39 million, and $29 million, respectively. The current year reduction to income tax expense was lower than prior year reductions primarily as a result of the Tax Act. The Company’s maximum exposure to loss related to the Partnership is the unamortized investment balance. The following table provides information related to this Partnership (in millions):

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Unamortized investment balance classified as Other Assets	$118	$196
Maximum exposure to loss	$118	$196

Included within Other Assets are capitalized right-to-use fixed assets of $958 million and $895 million, and related accumulated amortization of $287 million and $265 million, at December 31, 2017 and 2016, respectively.

10. Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in millions):

	December 31, 2017	December 31, 2016
Compensation and benefits payable	$855	$775
Property and income tax liabilities	552	882
Accounts payable	319	498
Customer incentives	201	149
Capital expenditure estimated liabilities	167	202
Casualty and environmental liabilities	125	125
Rents and leases	109	117
Other	741	744
Total	$3,069	$3,492

11. Debt

Debt outstanding was as follows (in millions):

	December 31, 2017 [a]		December 31, 2016 [a]
Notes and debentures, due 2022	$200	8.8%	$200	8.8%
Equipment obligations, due 2018 to 2028	493	3.6	516	3.6
Capitalized lease obligations, due 2018 to 2029	466	6.1	512	6.1
Mortgage bonds, due 2020 to 2047	81	4.5	81	4.5
Financing obligations, due 2018 to 2029	211	6.3	226	6.3
Unamortized fair value adjustment under acquisition method accounting, discount and other, net	(6)		17
Total	1,445		1,552
Less current portion of long-term debt	(90)	5.5%	(85)	5.5%
Long-term debt	$1,355		$1,467
a  Amounts represent debt outstanding and weighted average effective interest rates for 2017 and 2016, respectively. Maturities are as of December 31, 2017.

As of December 31, 2017, certain BNSF Railway properties and other assets were subject to liens securing $81 million of mortgage debt. Certain locomotives and rolling stock of BNSF Railway were subject to equipment obligations and capital leases.

The fair value of BNSF Railway’s long-term debt is primarily based on market value price models using observable market-based data for the same or similar issues, or on the estimated rates that would be offered to BNSF Railway for debt of the same remaining maturities (Level 2 inputs). Capital leases have been excluded from the calculation of fair value for both 2017 and 2016.

The following table provides fair value information for the Company’s debt obligations including principal cash flows, related weighted average interest rates by contractual maturity dates and fair value. The Company had no outstanding variable rate debt at December 31, 2017.

	December 31, 2017
	Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total Including Capital Leases	Total Excluding Capital Leases	[a]	Fair Value Excluding Capital Leases
Fixed-rate debt (in millions)	$90	$86	$121	$218	$332	$598	$1,445	$978		$1,083
Average interest rate	5.5%	5.5%	5.8%	6.1%	7.8%	4.0%	5.5%
a Amount also excludes unamortized fair value adjustment under acquisition method accounting related to capital leases.

As of December 31, 2016, the fair value of fixed-rate debt excluding capital leases was $1,127 million.

Equipment Obligation
In June 2015, BNSF Railway entered into a 13-year equipment obligation totaling $500 million at 3.442 percent.

Capital Leases
In 2017 and 2016, additions to capital leases were not material. There were no additions to capital leases in 2015.

Guarantees
As of December 31, 2017, BNSF Railway has not been called upon to perform under the guarantees specifically disclosed in this footnote and does not anticipate a significant performance risk in the foreseeable future.

Debt and other obligations of non-consolidated entities guaranteed by the Company as of December 31, 2017, were as follows (dollars in millions):

	Guarantees
	BNSF Railway Ownership Percentage	Principal Amount Guaranteed		Maximum Future Payments		Maximum Recourse Amount [a]		Remaining Term (in years)	Capitalized Obligations
Kinder Morgan Energy Partners, L.P.	0.5%	$190		$190		$—		Termination of Ownership	$2	[b]
Chevron Phillips Chemical Company LP	—%	N/A	[d]	N/A	[d]	N/A	[d]	10	$20	[c]
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

Variable Interest Entities - Leases
BNSF Railway has entered into various lease transactions in which the structure of the lease contains VIEs. These leases are primarily for equipment. These VIEs were created solely for the lease transactions and have no other activities, assets or liabilities outside of the lease transactions. In some of the arrangements, BNSF Railway has the option to purchase some or all of the leased assets at a fixed-price, thereby creating variable interests for BNSF Railway in the VIEs. The future minimum lease payments associated with the VIE leases were approximately $2 billion as of December 31, 2017. The future minimum lease payments are included in future operating lease payments disclosed in Note 12 to the Consolidated Financial Statements.

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

12. Commitments and Contingencies

Lease Commitments
BNSF Railway has substantial lease commitments for locomotives, freight cars, office buildings, operating facilities and other property, and many of these leases provide the option to purchase the leased item at fair market value at the end of the lease. However, some provide fixed price purchase options. Future minimum lease payments as of December 31, 2017, are summarized as follows (in millions):

December 31,	Capital Leases	Operating Leases	[a]
2018	$75	$454
2019	71	448
2020	69	450
2021	200	375
2022	35	293
Thereafter	129	981
Total	579	$3,001
Less amount representing interest	(113)
Present value of minimum lease payments	$466
a Excludes leases having non-cancelable lease terms of less than one year and per diem leases. Minimum lease payments have not been reduced by minimum sublease rentals of $137 million due under future non-cancelable subleases.

Lease rental expense for all operating leases, excluding per diem leases, was $581 million, $595 million and $623 million for the years ended December 31, 2017, 2016 and 2015, respectively. When rental payments are not made on a straight-line basis, the Company recognizes rental expense on a straight-line basis over the lease term. Contingent rentals and sublease rental income were not significant for the years ended December 31, 2017, 2016 and 2015.

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates observed in 2014-2017.

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2013-2017.

•
An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2013-2017.

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

The most sensitive assumptions for this accrual are the estimated future filing rates and estimated average claim values. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, BNSF Railway used a multi-year calibration period (i.e., average historical filing rates observed in 2014-2017) because it believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against BNSF Railway declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. BNSF Railway believes the average claim values by type of disease from the historical period 2013-2017 are most representative of future claim values. Non-malignant claims, which represent approximately 70 percent of the total number and 40 percent of the cost of estimated future asbestos claims, were priced by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant.

During the third quarters of 2017, 2016 and 2015, the Company analyzed recent filing and payment trends to ensure the assumptions used by BNSF Railway to estimate its future asbestos liability were reasonable. In 2017, management recorded a decrease to the liability of $29 million. No adjustment was recorded in 2016. In 2015, management recorded an increase to the liability of $5 million. The Company plans to update its study again in the third quarter of 2018.

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

The following table summarizes the activity in the Company’s accrued obligations for asbestos and other personal injury matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$367	$375	$375
Accruals / changes in estimates	(1)	80	81
Payments	(59)	(88)	(81)
Ending balance	$307	$367	$375

At December 31, 2017 and 2016, $85 million was included in current liabilities for both periods. Defense and processing costs, which are recorded on an as-reported basis, were not included in the recorded liability. The Company is primarily self-insured for personal injury claims.

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle personal injury claims may range from approximately $265 million to $370 million. However, BNSF Railway believes that the $307 million recorded at December 31, 2017, is the best estimate of the Company’s future obligation for the settlement of personal injury claims.

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

BNSF Insurance Company
Burlington Northern Santa Fe Insurance Company, Ltd. (BNSFIC), a wholly-owned subsidiary of BNSF, offers insurance coverage for certain risks, FELA claims, railroad protective and force account insurance claims and certain excess general liability and property coverage, and certain other claims which are subject to reinsurance. During the years ended December 31, 2017, 2016 and 2015, BNSFIC wrote insurance coverage with premiums totaling $74 million, $70 million and $73 million, respectively, for BNSF Railway, net of reimbursements from third parties. During this same time, BNSF Railway recognized $73 million, $70 million and $75 million, respectively, in expense related to those premiums, which is classified as purchased services in the Consolidated Statements of Income. At December 31, 2017 and 2016, unamortized premiums remaining on the Consolidated Balance Sheet were $6 million and $5 million, respectively. During the years ended December 31, 2017, 2016 and 2015, BNSFIC made claim payments totaling $35 million, $69 million and $214 million, respectively, for settlement of covered claims. At December 31, 2017 and 2016, claims receivables from BNSFIC were $3 million for both periods.

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

Annual studies do not include (i) contaminated sites of which the Company is not aware; (ii) additional amounts for third-party tort claims, which arise out of contaminants allegedly migrating from BNSF Railway property, due to a limited number of sites; or (iii) natural resource damage claims. BNSF Railway continues to estimate third-party tort claims on a site by site basis when the liability for such claims is probable and reasonably estimable. BNSF Railway’s recorded liability for third-party tort claims as of December 31, 2017 and 2016 was $9 million and $12 million, respectively.

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

The following table summarizes the activity in the Company’s accrued obligations for environmental matters (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$342	$369	$404
Accruals / changes in estimates	5	5	4
Payments	(30)	(32)	(39)
Ending balance	$317	$342	$369

At December 31, 2017 and 2016, $40 million was included in current liabilities for both periods.

During the third quarters of 2017, 2016 and 2015, the Company analyzed recent data and trends to ensure the assumptions used by BNSF Railway to estimate its future environmental liability were reasonable. As a result of this study, in the third quarters of 2017, 2016 and 2015, management recorded additional expense of $2 million, $8 million and $7 million as of the respective June 30 measurement dates. The Company plans to update its study again in the third quarter of 2018.

BNSF Railway’s environmental liabilities are not discounted. BNSF Railway anticipates that the majority of the accrued costs at December 31, 2017, will be paid over the next ten years, and no individual site is considered to be material.

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

Because of the uncertainty surrounding these factors, it is reasonably possible that future costs for environmental liabilities may range from approximately $260 million to $415 million. However, BNSF Railway believes that the $317 million recorded at December 31, 2017, is the best estimate of the Company’s future obligation for environmental costs.

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

Other Claims and Litigation
In addition to asbestos, other personal injury and environmental matters discussed above, BNSF Railway and its subsidiaries are also parties to a number of other legal actions and claims, governmental proceedings and private civil suits arising in the ordinary course of business, including those related to disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and from time to time may include proceedings that purport to be class actions. Although the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, BNSF Railway currently believes that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

13. Employment Benefit Plans

BNSF provides a funded, noncontributory qualified pension plan, the BNSF Retirement Plan, which covers most non-union employees, and an unfunded non-tax-qualified pension plan, the BNSF Supplemental Retirement Plan, which covers certain officers and other employees. The benefits under these pension plans are based on years of credited service and the highest consecutive sixty months of compensation for the last ten years of salaried employment with BNSF Railway. In addition, BNSF Railway also provides two funded, noncontributory qualified pension plans which cover certain union employees of the former The Atchison, Topeka and Santa Fe Railway Company (Union Plans). The benefits under these pension plans are based on elections made at the time the plans were implemented. BNSF’s funding policy is to contribute annually not less than the regulatory minimum and not more than the maximum amount deductible for income tax purposes with respect to the funded plans.

Certain salaried employees of BNSF Railway who have met age and years of service requirements are eligible for medical benefits, including prescription drug coverage, during retirement. For pre-Medicare participants, the postretirement medical and prescription drug benefit is contributory and provides benefits to retirees and their covered dependents. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. For Medicare eligible participants, a yearly stipend is recorded in a Health Reimbursement Account (HRA) established on their behalf. Retirees can use these HRAs to reimburse themselves for eligible out-of-pocket expenses, as well as premiums for personal supplemental insurance policies. HRAs are unfunded, so no funds are expended until the reimbursements are paid. Generally, employees beginning salaried employment with BNSF Railway subsequent to September 22, 1995, are not eligible for medical benefits during retirement. In addition, retirees who were salaried employees on or before January 1, 2018 and are age 45 or older at July 1, 2018 are covered under a basic life insurance plan that is noncontributory. Optional life insurance coverage is available for some retirees; however, the retiree is responsible for the full cost. These benefits are collectively referred to as retiree health and welfare benefits.

Components of the net (benefit) cost for certain employee benefit plans were as follows (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Service cost	$42	$46	$48
Interest cost	88	95	90
Expected return on plan assets	(149)	(142)	(138)
Amortization of prior service credits	—	(1)	(1)
Amortization of net loss	—	1	2
Settlements	—	(1)	(1)
Net (benefit) cost recognized	$(19)	$(2)	$—

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Service cost	$1	$1	$1
Interest cost	9	10	10
Amortization of prior service credits	(2)	(2)	(2)
Amortization of net loss	—	1	2
Net cost recognized	$8	$10	$11

The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases and expected healthcare cost trend rate increases. The following tables show the change in projected benefit obligation (in millions):

	Pension Benefits
Change in Benefit Obligation	December 31, 2017	December 31, 2016
Projected benefit obligation at beginning of period	$2,247	$2,320
Service cost	42	46
Interest cost	88	95
Actuarial loss (gain)	166	(55)
Benefits paid	(144)	(143)
Settlements	(12)	(16)
Projected benefit obligation at end of period	2,387	2,247
Component representing future salary increases	(135)	(102)
Accumulated benefit obligation at end of period	$2,252	$2,145

	Retiree Health and Welfare Benefits
Change in Benefit Obligation	December 31, 2017	December 31, 2016
Projected benefit obligation at beginning of period	$237	$258
Service cost	1	1
Interest cost	9	10
Plan participants’ contributions	4	5
Actuarial loss (gain)	14	(13)
Benefits paid	(23)	(24)
Plan amendment	(1)	—
Projected benefit obligation at end of period	$241	$237

The following tables show the change in plan assets of the plans (in millions):

	Pension Benefits
Change in Plan Assets	December 31, 2017	December 31, 2016
Fair value of plan assets at beginning of period	$2,333	$2,289
Actual return on plan assets	479	193
Employer contributions[a]	13	10
Benefits paid	(144)	(143)
Settlements	(12)	(16)
Fair value of plan assets at measurement date	$2,669	$2,333
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

	Retiree Health and Welfare Benefits
Change in Plan Assets	December 31, 2017	December 31, 2016
Fair value of plan assets at beginning of period	$—	$—
Employer contributions[a]	48	19
Plan participants’ contributions	4	5
Benefits paid	(23)	(24)
Fair value of plan assets at measurement date	$29	$—
a  Employer contributions were classified as Other, Net under Operating Activities in the Company’s Consolidated Statements of Cash Flows.

The following table shows the funded status, defined as plan assets less the projected benefit obligation (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Funded status (plan assets less projected benefit obligations)	$282	$86	$(212)	$(237)

Of the net combined pension and retiree health and welfare benefits asset of $70 million recognized as of December 31, 2017 and liability of $151 million recognized as of December 31, 2016, $16 million and $30 million were included in other current liabilities at December 31, 2017 and 2016, respectively, and $396 million and $200 million were included in other assets at December 31, 2017 and 2016, respectively.

The BNSF Supplemental Retirement Plan and the Union Plans have accumulated and projected benefit obligations in excess of plan assets. The following table shows the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the three plans (in millions):

	December 31, 2017	December 31, 2016
Projected benefit obligation	$157	$165
Accumulated benefit obligation	$157	$165
Fair value of plan assets	$43	$51

Actuarial gains and losses and prior service credits are recognized in the Consolidated Balance Sheets through an adjustment to accumulated other comprehensive income / (loss) (AOCI). The following tables show the pre-tax change in AOCI attributable to the components of the net cost and the change in benefit obligation (in millions):

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$207	$102	$34
Amortization of net loss	—	1	2
Amortization of prior service credits	—	(1)	(1)
Actuarial gain	164	106	68
Settlements	—	(1)	(1)
Ending balance	$371	$207	$102

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Change in AOCI	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$(9)	$(21)	$(34)
Amortization of net loss	—	1	2
Amortization of prior service credits	(2)	(2)	(2)
Actuarial (loss) gain	(14)	13	13
Prior service credits	1	—	—
Ending balance	$(24)	$(9)	$(21)

Approximately $1 million, net of tax, of the actuarial losses and less than $1 million, net of tax, of the prior service credits from defined benefit pension plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Approximately $2 million, net of tax, of the prior service credits and less than $1 million, net of tax, of the actuarial losses from retiree health and welfare benefit plans in AOCI are required to be amortized into net periodic benefit cost over the next fiscal year. Pre-tax amounts currently recognized in AOCI consist of the following (in millions):

	Pension Benefits		Retiree Health and Welfare Benefits
	2017	2016	2017	2016
Net gain (loss)	$370	$206	$(28)	$(14)
Prior service credits	4	4	4	5
Settlements	(3)	(3)	—	—
Pre-tax amount recognized in AOCI at December 31,	$371	$207	$(24)	$(9)
After-tax amount recognized in AOCI at December 31,	$251	$128	$(17)	$(6)

The assumptions used in accounting for the plans were as follows:

	Pension Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2017	December 31, 2016	December 31, 2015
Discount rate	4.1%	4.2%	3.8%
Expected long-term rate of return on plan assets	6.6%	6.6%	6.6%
Rate of compensation increase	3.3%	3.8%	3.8%

	Retiree Health and Welfare Benefits
	Year Ended	Year Ended	Year Ended
Assumptions Used to Determine Net Cost	December 31, 2017	December 31, 2016	December 31, 2015
Discount rate	3.9%	4.1%	3.7%
Rate of compensation increase	3.3%	3.8%	3.8%

	Pension Benefits		Retiree Health and Welfare Benefits
Assumptions Used to Determine Benefit Obligations	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Discount rate	3.6%	4.1%	3.5%	3.9%
Rate of compensation increase	3.6%	3.3%	3.6%	3.3%

The discount rate was determined based on a yield curve that utilized year-end market yields of high-quality corporate bonds to develop spot rates that are matched against the plans’ expected benefit payments. The discount rate used for the 2018 calculation of net benefit cost decreased to 3.6 percent for pension and 3.5 percent for retiree health and welfare benefits, which reflects market conditions at the December 31, 2017 measurement date.

Various other assumptions including retirement and withdrawal rates, compensation increases, payment form and benefit commencement age are based upon a five-year experience study. In 2016, an updated study was obtained which had an immaterial impact on its pension and retiree health and welfare projected benefit obligations.

In 2016, actuary-produced mortality tables were adopted and an improvement scale derived from the updated tables, which were used in the calculation of its December 31, 2017 and 2016 liabilities.

Pension plan assets are generally invested with the long-term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. Allocations may change as a result of changing market conditions and investment opportunities. Generally, the policy is to fund the retiree health and welfare benefits as they come due, however the Company pre-funded $29 million towards the plans in 2017. This amount is expected to be fully used within two years.

The expected rates of return on plan assets reflect subjective assessments of expected invested asset returns over a period of several years. Actual experience will differ from the assumed rates. The expected rate of return on pension plan assets was 6.6 percent for 2017 and will be 6.6 percent for 2018. The expected rate of return on retiree health and welfare benefit plan assets will be 1.7 percent for 2018.

The following table is an estimate of the impact on future net benefit cost that could result from hypothetical changes to the most sensitive assumptions, the discount rate and expected rate of return on plan assets:

Sensitivity Analysis
	Change in 2018 Net Benefit Cost
Hypothetical Discount Rate Change	Pension			Retiree Health and Welfare
50 basis point decrease	$—		increase	$1	million	increase
50 basis point increase	$4	million	decrease	$—		increase
Hypothetical Expected Rate of Return on Plan Assets Change	Pension			Retiree Health and Welfare
50 basis point decrease	$12	million	increase	$—		increase
50 basis point increase	$12	million	decrease	$—		decrease

The following table presents assumed health care cost trend rates:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Assumed health care cost trend rate for next year (participants over 65)	3.0%	3.0%	3.0%
Assumed health care cost trend rate for next year (participants under 65)	7.0%	7.4%	7.7%
Rate to which health care cost trend rate for participants under 65 is expected to decline and remain	4.5%	4.4%	4.5%
Year that the rate reaches the ultimate trend rate	2039	2039	2038

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects (in millions):

	One Percentage-Point Increase	One Percentage-Point Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$18	$(15)

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

(ii) Highly liquid government obligations, such as U.S. Treasury securities, are valued based on quoted prices in active markets for identical assets (Level 1 input). Other fixed maturity securities and government obligations are valued based on institutional bid evaluations from contracted vendors. Where available, vendors use observable market-based data to evaluate prices (Level 2 input). If observable market-based data is not available, unobservable inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices representing the price a dealer would pay for the security (Level 3 input).

(iii) Investment funds / other are valued at the daily net asset value of shares held at year end. Net asset value is considered a Level 1 input if net asset value is computed daily and redemptions at this value are available to all shareholders without restriction. Net asset value is considered a Level 2 input if the fund may restrict share redemptions under limited circumstances or if net asset value is not computed daily. Net asset value is considered a Level 3 input if shares could not be redeemed on the reporting date and net asset value cannot be corroborated by trading activity.

The following table summarizes the investments of the funded pension plans as of December 31, 2017, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2017	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$13	$2	$11	$—
Equity securities[b]	2,440	2,440	—	—
Government obligations	197	197	—	—
Other fixed maturity securities	14	—	14	—
Investment funds and other	5	5	—	—
Total[c]	$2,669	$2,644	$25	$—
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2017, three equity securities each exceeded 10 percent of total plan assets. These investments represent approximately 47 percent of total plan assets.
c Excludes less than $1 million accrued for dividend and interest receivable.

In addition, there was $29 million invested in cash and cash equivalents, valued using Level 1 inputs, related to the retiree health and welfare benefit plans as of December 31, 2017. There were no investments held on the retiree health and welfare plans as of December 31, 2016.

Comparative Prior Year Information
The following table summarizes the investments of the funded pension plans as of December 31, 2016, based on the inputs used to value them (in millions):

	Total as of
Asset Category	December 31, 2016	Level 1 Inputs [a]	Level 2 Inputs [a]	Level 3 Inputs [a]
Cash and equivalents	$1	$1	$—	$—
Equity securities[b]	2,139	2,139	—	—
Government obligations	164	—	164	—
Other fixed maturity securities	21	—	21	—
Investment funds and other	8	8	—	—
Total [c]	$2,333	$2,148	$185	$—
a  See Note 2 to the Consolidated Financial Statements under the heading “Fair Value Measurements” for a definition of each of these levels of inputs.
b As of December 31, 2016, four equity securities each exceeded 10 percent of total plan assets. These investments represented approximately 56 percent of total plan assets.
c  Excludes less than $1 million accrued for dividend and interest receivable.

The Company is not required to make contributions to its funded pension plans or its retiree health and welfare benefit plans in . 2018. The Company expects to contribute $10 million to its unfunded non-qualified pension plan in 2018.

The following table shows expected benefit payments from its defined benefit pension plans and expected claim payments for the retiree health and welfare plan for the next five fiscal years and the aggregate five years thereafter (in millions):

Fiscal year	Expected Pension Plan Benefit Payments	[a]	Expected Retiree Health and Welfare Payments	[b]
2018	$165		$19
2019	$153		$18
2020	$153		$17
2021	$147		$17
2022	$142		$16
2023-2027	$652		$71
a Primarily consists of the BNSF Retirement Plan payments, which are made from the plan trust and do not represent an immediate cash outflow to the Company.
b Expected payments for 2018 and a portion of 2019 will be made from the plan trust and do not represent an immediate cash outflow to the Company.

Defined Contribution Plans
BNSF and BNSF Railway sponsor qualified 401(k) plans that cover substantially all employees and a non-qualified defined contribution plan that covers certain officers and other employees. BNSF Railway matched 75 percent of the first six percent of non-union employees’ contributions and matched 25 percent on the first four percent of a limited number of union employees’ contributions, which are subject to certain percentage limits of the employees’ earnings, at each pay period. Employer contributions are subject to a five-year length of service vesting schedule. BNSF Railway’s 401(k) matching expense was $34 million during the year ended December 31, 2017 and $33 million during the years ended December 31, 2016 and 2015.

Other
Under collective bargaining agreements, BNSF Railway participates in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Health care claim payments and life insurance premiums paid attributable to retirees, which are generally expensed as incurred, were $75 million, $61 million and $58 million during the years ended December 31, 2017, 2016 and 2015, respectively. The average number of employees covered under these plans were 35 thousand, 36 thousand, and 40 thousand during the years ended December 31, 2017, 2016, and 2015, respectively.

14. Related Party Transactions

BNSF Railway is involved with BNSF and certain of its subsidiaries in related party transactions in the ordinary course of business, which include payments made on each other’s behalf and performance of services. Under the terms of a tax allocation agreement with BNSF, BNSF Railway made federal and state income tax payments, net of refunds, of $2,045 million, $996 million and $1,430 million during the years ended December 31, 2017, 2016 and 2015, respectively, which are reflected in changes in working capital in the Consolidated Statement of Cash Flows. As of December 31, 2017 and 2016, BNSF Railway has a payable to BNSF of $195 million and $482 million, respectively. Uncertain tax positions will affect the tax payable to BNSF if and when settled. As of December 31, 2017 and December 31, 2016, the Company has $90 million payable to BNSF related to prior year tax audit settlements for both periods.

At December 31, 2017 and 2016, BNSF Railway had $338 million and $322 million, respectively, of intercompany receivables which are reflected in accounts receivable in the respective Consolidated Balance Sheets. At December 31, 2017 and 2016, BNSF Railway had $14 million and $16 million of intercompany payables, which are reflected in accounts payable in the respective Consolidated Balance Sheets. Net intercompany balances are settled in the ordinary course of business.

At December 31, 2017 and 2016, BNSF Railway had $19,830 million and $16,119 million, respectively, of intercompany notes receivable from BNSF. During the years ended December 31, 2017, 2016 and 2015, loans to BNSF were $3,857 million, $3,564 million and $3,191 million, respectively, partially offset by repayments received of $146 million, $42 million and $557 million, respectively. All intercompany notes have a variable interest rate of 1.0 percent above the monthly average of the daily effective Federal Funds rate. Interest is collected semi-annually on all intercompany notes receivable. Interest income from intercompany notes receivable is presented in interest income, related parties in the Consolidated Statements of Income.

BNSF Railway engages in various transactions with related parties in the ordinary course of business. The following table summarizes revenues earned by BNSF Railway for services provided to related parties and expenditures to related parties (in millions):

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Revenues	$150	$164	$198
Expenditures	$388	$340	$367

BNSF Railway owns 17.3 percent of TTX Company (TTX) while other North American railroads own the remaining interest.  As BNSF Railway possesses the ability to exercise significant influence, but not control, over the operating and financial policies of TTX, BNSF Railway applies the equity method of accounting to its investment in TTX. In applying the equity method, the investment is recorded in Other Assets. Equity income or losses are recorded in Materials and Other in the Consolidated Statements of Income. North American railroads pay TTX car hire to use TTX’s freight equipment to serve their customers. BNSF Railway’s car hire expenditures incurred with TTX are included in the table above. BNSF Railway had $554 million and $414 million recognized as investments related to TTX in its Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.

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

The following tables provide the components of accumulated other comprehensive income / (loss) (AOCI) by component (in millions):

	Pension and Retiree Health and Welfare Benefit Items[a]	Equity Method Investments	Total
Balance at December 31, 2016	$122	$(3)	$119
Other comprehensive income (loss) before reclassifications	114	—	114
Amounts reclassified from AOCI	(2)	—	(2)
Balance at December 31, 2017	$234	$(3)	$231

Balance at December 31, 2015	$50	$(2)	$48
Other comprehensive income (loss) before reclassifications	73	(1)	72
Amounts reclassified from AOCI	(1)	—	(1)
Balance at December 31, 2016	$122	$(3)	$119
a Amounts are net of tax. See Note 13 to the Consolidated Financial Statements for additional details.

Reclassifications out of AOCI[b]
	Year Ended	Year Ended
Details about AOCI Components	December 31, 2017	December 31, 2016	Income Statement Line Item
Amortization of pension and retiree health and welfare benefit items
Actuarial losses	$—	$(1)	[c]
Prior service credits	2	3	[c]
	2	2	Total before tax
	—	(1)	Tax (expense) / benefit
Total reclassifications for the period	$2	$1	Net of tax
b Amounts in parenthesis indicate debits to the income statement.
c This accumulated other comprehensive income component is included in the computation of net periodic pension and retiree health and welfare cost (see Note 13 to the Consolidated Financial Statements for additional details).

16. Quarterly Financial Data—Unaudited

Dollars in millions

2017	Fourth	Third	Second	First
Revenues	$5,456	$5,151	$5,093	$5,047
Operating income	$2,003	$1,937	$1,766	$1,590
Net income	$8,710	$1,242	$1,140	$1,027

2016	Fourth	Third	Second	First
Revenues	$5,169	$5,028	$4,445	$4,636
Operating income	$1,791	$1,847	$1,483	$1,516
Net income	$1,175	$1,178	$944	$963

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

Management assessed the effectiveness of BNSF Railway’s internal control over financial reporting as of December 31, 2017. In making this assessment, management adopted and used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management concluded that as of December 31, 2017, BNSF Railway’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting
As of the period covered by this report, the Company has concluded that there have been no changes in BNSF Railway’s internal control over financial reporting that occurred during BNSF Railway’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, BNSF Railway’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees
The following table presents the fees incurred by BNSF, including its wholly-owned subsidiary, BNSF Railway, for services provided by Deloitte & Touche LLP, the independent registered public accounting firm, for the year ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Audit fees	$2,546	$2,422
Audit-related fees	11	—
Tax fees	—	—
All other fees	23	24
Total	$2,580	$2,446

Audit Fees
Audit fees consist of professional services for audits of financial statements, quarterly reviews, internal control reviews, comfort letters provided in conjunction with the issuance of debt, and agreed-upon procedures performed on the Annual Report R-1 filed by BNSF Railway with the Surface Transportation Board.

Audit-Related Fees
This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of BNSF’s financial statements and are not reported above under "Audit Fees".

Tax Fees
Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company. No tax fees were billed in 2017 or 2016.

All Other Fees
All other fees consist of subscription-related fees.

Pre-Approval Policies and Procedures
Burlington Northern Santa Fe, LLC is an indirect, wholly-owned subsidiary of Berkshire Hathaway Inc. and does not have an audit committee. During 2017 and 2016, the Audit Committee of Berkshire Hathaway Inc. pre-approved all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder.

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
Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
Document
101.PRE - XBRL Taxonomy Extension Presentation
Linkbase Document
The following financial information from BNSF Railway Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL includes: (i) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements. *

Certain instruments evidencing long-term indebtedness of BNSF Railway are not being filed as exhibits to this report because the total amount of securities authorized under any single instrument does not exceed 10% of BNSF Railway’s total assets. BNSF Railway will furnish copies of any material instruments upon request of the Securities and Exchange Commission.

*Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNSF Railway Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BNSF Railway Company
		By:	/s/ Carl R. Ice
Dated:	February 23, 2018		Carl R. Ice President and Chief Executive Officer

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

Dated:  February 23, 2018

S-1